Form 10-K
period 1993-12-31
SOUTHERN CALIFORNIA WATER CO
filed 1994-03-31
CIK 92116

                    SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


  For Fiscal Year Ended December 31, 1993       Commission file number 0-1121

                       SOUTHERN CALIFORNIA WATER COMPANY
          ------------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)

                     California                       95-1243678
           -------------------------------       -------------------
           (State or other jurisdiction of         (I.R.S. Employer
           incorporation or organization)        Identification No.)

  630 East Foothill Boulevard, San Dimas, California        91773
  --------------------------------------------------        -----
       (Address of principal executive offices)           (Zip Code)

      Registrant's telephone number, including area code   (909) 394-3600
                                                           --------------

       Securities registered pursuant to Section 12(b) of the Act:  None
                                                                    ----

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Shares, $2.50 Par Value
                         ------------------------------
                              Title of Each Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [x]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [x]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $136,770,000 on February 28, 1994. The closing price per Common Share on that date, as quoted in the Western Edition of The Wall Street Journal, was $17.38. Voting Preferred Shares, for which there is no established market, were valued on February 28, 1994 based on a yield of 7.60%. As of February 28, 1994, the number of the Registrant's Common Shares, $2.50 Par Value, outstanding was 7,845,092.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Annual Report to Shareholders for the year ended December 31, 1993 as to Part I, Item 1 and Part II, Items 5, 6, 7 and 8, in each case, as specifically referenced herein.

(2) Portions of the Proxy Statement to be filed with the Securities and Exchange Commission on or about March 18, 1994 as to Part III, Items 10, 11, 12 and 13, in each case, as specifically referenced herein.

                       SOUTHERN CALIFORNIA WATER COMPANY

                                     INDEX



                                                                                                       Page No.
Part I

Item 1:          Business                                                                               1 - 4
Item 2:          Properties                                                                             4 - 6
Item 3:          Legal Proceedings                                                                      6 - 7
Item 4:          Submission of Matters to a Vote of Security Holders                                        7


Part II

Item 5:          Market for Registrant's Common Equity and Related
                       Stockholder Matters                                                                  7
Item 6:          Selected Financial Data                                                                    7
Item 7:          Management's Discussion and Analysis of Financial
                       Condition and Results of Operation                                                   8
Item 8:          Financial Statements and Supplementary Data                                                8
Item 9:          Changes in and Disagreements with Accountants on Accounting and
                       Financial Disclosure                                                                 8


Part III

Item 10:         Directors and Executive Officers of the Registrant                                         8
Item 11:         Executive Compensation                                                                     9
Item 12:         Security Ownership of Certain Beneficial Owners and Management                             9
Item 13:         Certain Relationships and Related Transactions                                             9



Part IV

Item 14:         Exhibits, Financial Schedules and Reports on Form 8-K                                 9 - 20
                 Signatures                                                                                21

                                     PART I

Item 1. Business

General

                 Southern California Water Company (the "Registrant") is a public utility company engaged principally in the purchase, production, distribution and sale of water. The Registrant also distributes electricity in one community. The Registrant, regulated by the California Public Utilities Commission ("CPUC"), was incorporated in 1929 under the laws of the State of California as American States Water Services Company of California as the result of the consolidation of 20 water utility companies. From time to time additional water companies and municipal water districts have been acquired and properties in limited service areas have been sold. The Registrant's present name was adopted in 1936.

                 At December 31, 1993, the Registrant provided service in 17 separate operating districts, 16 of which were water districts and one an electric district, located in 75 communities in ten counties throughout the State of California. Total population of the service areas on December 31, 1993 was approximately 1,000,000. As of that date, about 73% of the Registrant's water customers were located in the greater metropolitan areas of Los Angeles and Orange Counties. The Registrant provided electric service to the City of Big Bear Lake and surrounding areas in San Bernardino County. All electric energy sold is purchased from Southern California Edison Company ("SCE") on a resale rate schedule.

                 The Registrant served 236,985 water customers and 20,131 electric customers at December 31, 1993, or a total of 257,116 customers compared with 255,966 total customers at December 31, 1992. For the year ended December 31, 1993, approximately 90% of the Registrant's operating revenues were derived from water sales and approximately 10% from the sale of electricity, ratios which are generally consistent with prior years. Operating income before taxes on income of the electric district was 9.2% of the Registrant's total operating income before taxes. The material contained in
Note 12 of the Notes to Financial Statements included in the 1993 Annual Report to Shareholders provides additional information on business segments while Note 13 provides information regarding the seasonal nature of the Registrant's business. Page 15 of the 1993 Annual Report to Shareholders lists the geographical distribution of customers.

                 During 1993, the Registrant supplied, from all sources, a total of 178,196 acre feet of water compared with 172,500 acre feet for the previous year. Of the total water supplied in 1993, approximately 43% was purchased from others, principally from member agencies of the Metropolitan Water District of Southern California ("MWD"), and 1% was furnished by the Bureau of Reclamation under contract, at no cost, for the Registrant's Arden-Cordova District and to the Registrant's Clearlake district by prescriptive right to water extracted from Clear Lake. These amounts reflect a continued reduction in reliance on imported water supplies.

                 The MWD is a water district organized under the laws of the State of California for the purpose of delivering imported water to areas within its jurisdiction which includes most of coastal Southern California from the County of Ventura south to and including San Diego County. The Registrant has 52 connections to the water distribution facilities of MWD and other municipal water agencies. MWD imports water from two principal sources: the Colorado River and the State Water Project ("SWP"). Available water supplies from the Colorado River and the SWP have historically been sufficient to meet most of MWD's requirements even though the State's major reservoirs were significantly impacted by six years of drought. The drought officially ended in February, 1993. The price of water purchased from MWD, however, is expected to continue to increase. MWD announced a 7% rate adjustment on March 8, 1994, effective for the 1994-1995 fiscal year.

                 In those districts of the Registrant which pump groundwater, overall groundwater conditions continue to maintain at adequate levels. The Registrant drilled six new wells during 1993 in order to improve the Registrant's ability to use more groundwater in its resource mix and further decrease its dependence on purchased water.

                 The Registrant is continuing its efforts to become a participant in the Coastal Aqueduct extension of the State Water Project (the "Project"). The Registrant believes that participation in the Project is necessary in order to provide another source of water for its Santa Maria water district. Should the Registrant be allowed to participate in the Project at a 500 acre-foot level, the Registrant will prepare a filing with the CPUC in order to recover costs associated with that participation under normal rate-making methods. A final decision of the CPUC on the application would not be anticipated until late 1994 or early 1995.

Rates and Regulation

                 The Registrant is subject to regulation by the CPUC as to its water and electric business and properties. The CPUC has broad powers of regulation over public utilities with respect to service and facilities, rates, classifications of accounts, valuation of properties and the purchase, disposition and mortgaging of properties necessary or useful in rendering public utility service. It also has authority over the issuance of securities, the granting of certificates of convenience and necessity as to the extension of services and facilities and various other matters.

                 Water rates of the Registrant vary from district to district due to differences in operating conditions and costs. Each operating district is considered a separate entity for rate-making purposes. The Registrant continuously monitors its operations in all of its districts so that applications for rate changes may be filed, when warranted, on a district-by-district basis in accordance with CPUC procedure. Under the CPUC's practices, rates may be increased by three methods - general rate increases, offsets for certain expense increases and advice letter filings related to certain plant additions. General rate increases typically are for three year periods and include "step" increases in rates for the second and third years.

                 General rate increases are established by formal proceedings in which the overall rate structure, expenses and rate base of the district are examined. Rates are based on estimated expenses and capital costs for a forward two-year period. A major feature of the proceeding is the use of an attrition mechanism for setting rates for the third of the three year test cycle assuming that the costs and expenses will increase in the same proportion over the second year as the increase projected for the second test year increased over the first test year. The step rate increases for the second and third years are allowed to compensate for the projected cost increases, but are subject to tests including a demonstration that earnings levels in the district did not exceed the latest rate of return authorized for the Registrant. Formal general rate proceedings typically take about twelve months from the filing of a Notice of Intent to increase rates to the authorization of new rates.

                 Rate increases to offset increases in certain expenses such as costs of purchased water, energy costs to pump water, costs of power purchased for resale and groundwater production assessments are accomplished through an abbreviated "offset" procedure that typically takes about two months. CPUC regulations require utilities to maintain balancing accounts which reflect differences between specific offset cost increases and the rate increases authorized to offset those costs. The balancing accounts are subject to amortization through the offset procedure or through general rate decisions.

                 An advice letter, or rate base offset, proceeding is generally undertaken on an order of the CPUC in a general rate proceeding wherein the inclusion of certain projected plant facilities in future rates is delayed pending notification that such facilities have actually been placed in service. The advice letter provides such notification and, after CPUC approval, permits the Registrant to include the costs associated with the facilities in rates.

                 During 1993, 1992 and 1991, the Registrant's rates for all water districts were increased, among other reasons, to directly offset increases in certain expenses, principally purchased water, as well as increased levels of capital improvements. The Registrant decreased rates in its Bear Valley electric district by approximately 28% in November, 1991 as a result of amortizing large refunds from the Registrant's wholesale power supplier. The following table lists information related to the Registrant's rate increases for the last three years:


                            General          Supply          Rate Base         Other
                              and             Cost            Advice           Advice
                             Step            Offset           Letter           Letter
         Year              Increases        Increases        Increases        Increases          Total
         ----              ---------        ---------        ---------        ---------          -----
         1993             $2,270,700       $   37,600       $        0       $    50,000      $ 2,358,300
         1992             $7,767,700       $2,540,200       $  673,900       $    18,400      $11,000,200
         1991             $5,030,700       $2,483,100       $  276,300       $   212,700      $ 8,002,800


                 The Registrant filed an application for general rate increases in six of its water operating districts in May, 1992. In June, 1993, the CPUC issued its decision and the Registrant requested rehearing on two matters - the rate of return on rate base and an authorized rate increase for the Registrant's Bay Point water district. The CPUC granted the Registrant's request for rehearing on the two issues and established an interim rate of return on rate base of 9.5% applicable for certain attrition, step rate filings and other earnings test filings with respect to the Registrant's other
operating districts.   For further information, please see the caption "Rates
and Regulation" under Management's Discussion and Analysis herein and Note 10 of the Notes to Financial Statements in the 1993 Annual Report to Shareholders.

                 The Registrant has filed its case on the two matters set for rehearing, which was held on March 15, 1994. Prior to commencement of hearings, the Registrant and the Division of Ratepayer Advocates ("DRA") of the CPUC had stipulated to a rate of return on common equity of 10.10%. In addition, DRA had agreed that an increase in rates applicable to the Registrant's Bay Point water district was appropriate with certain modifications as to the level of rate base. A final decision on these matters, however, is still subject to the CPUC and is not expected until the Summer of 1994.

                 The Registrant anticipates filing applications with the CPUC in July, 1994 for rate increases, effective in 1995, in all of its operating districts for certain cost-effective recommendations resulting from the recently completed Management Audit of the Registrant conducted under the
auspices of the CPUC.   In addition, the Registrant will file a general rate
case in one of its water operating districts. The requested annual increase in rates will also seek step increases for 1996 and 1997. No assurance can be given that the CPUC will authorize any or all of the rates for which the Registrant applies.

Industrial Relations

                 The Registrant had 486 paid employees as of December 31, 1993. Seventeen employees in the Bear Valley Electric District were members of the International Brotherhood of Electrical Workers. Their present labor agreement is effective through June 30, 1994. Seventy-three of the Registrant's water utility employees, unionized under the Utility Workers of America ("UWA"), are covered by a contract which expires March 31, 1996. The Registrant has no other unionized employees.

Environmental Matters

                 The Environmental Protection Agency ("EPA"), under provisions of the Safe Drinking Water Act, as amended, is required to establish Maximum Contaminant Levels ("MCL's") for the 83 potential drinking water contaminants initially listed in the Act, and for an additional 25 contaminants every three years thereafter. The California Department of Health Services ("DOHS"), acting on behalf of the EPA, administers the EPA's program.

                 The Registrant continues to test its wells and water systems for more than 90 contaminants. Water from wells found to contain levels of contaminants above the established MCL's has either been treated or blended before it is delivered to customers. Only 2 of the Registrant's 306 wells have been permanently taken out of service due to high levels of contamination.

                 The Registrant is aware of two new rules pending implementation by the EPA which may significantly affect the Registrant: the Radon Rule and the Arsenic Rule. The EPA did not meet the October 1, 1993 deadline for establishing an MCL for radon. Because of this inaction, the rule is presently in the hands of the United States Congress where it is believed that an MCL will be established primarily to implement the regulation.
However, the 1994 budget as drafted by the Appropriations Committee has specifically excluded funds for further work on radon regulation, basically setting a moratorium on the regulation. The EPA is continuing its review of data on the Arsenic Rule although the Registrant anticipates an MCL will be proposed by September, 1994. The Registrant is unable to predict, until the MCL's are established, what effects, if any, these new rules will have on its financial condition or results of operation.

                 The Registrant has experienced increased operating costs for testing to determine the levels (if any) of the contaminants in the Registrant's source of supply and costs to lower the level of any contaminants found to a level that meets standards. Such costs and the control of any other pollutants may include capital costs as well as increased operating costs. The rate-making process provides the Registrant with the opportunity to recover capital and operating costs associated with water quality, and management believes that such costs are properly recoverable.

Item 2 - Properties

Franchises, Competition, Acquisitions and Condemnation of Properties

                 The Registrant holds the required franchises from the incorporated communities and the counties which it serves. The Registrant holds certificates of public convenience and necessity granted by the CPUC in each of the 17 districts it serves.

                 The business of the Registrant is substantially free from direct competition with other public utilities, municipalities and other public agencies. The Registrant's certificates, franchises and similar rights are subject to alteration, suspension or repeal by the respective governmental authorities having jurisdiction over such matters.

                 The laws of the State of California provide for the acquisition of public utility property by governmental agencies through their power of eminent domain, also known as condemnation. The Registrant has been, within the last three years, involved in activities related to the condemnation of its Big Bear and Bay Point water districts. The Registrant continues to oppose the condemnation actions with respect to its Bay Point water district initiated by the Contra Costa Water District in 1992. Note 8 of the Notes to Financial Statements contained in the 1993 Annual Report to Shareholders herein describes condemnation actions related to the Registrant's properties in greater detail.

Water Properties

                 As of December 31, 1993, the Registrant's physical properties consisted of water transmission and distribution systems which included over 2,560 miles of pipeline together with services, meters and fire hydrants and approximately 438 parcels of land (generally less than 1 acre each) on which are located wells, pumping plants, reservoirs and other utility facilities.
The Registrant's operating properties have been maintained and improved in the ordinary course of business. As of December 31, 1993, the Registrant owned and operated 306 wells equipped with pumps with an aggregate capacity of 265.7 million gallons per day ("MGD"). Other production facilities include filter plants with an aggregate capacity of 29.4 MGD and 52 connections to the water distribution facilities of the MWD and other municipal water agencies. The Registrant's storage reservoirs and tanks have an aggregate capacity of 156.6 million gallons. There are no dams in the Registrant's system.

Electric Properties

                 The Registrant's electric properties are all located in the Big Bear area of San Bernardino County. As of December 31, 1993, the Registrant operated 28.8 miles of overhead 34.5 KV transmission lines, 0.6 miles of underground 34.5 KV transmission lines, 172.7 miles of 4.16 KV or 2.4 KV distribution lines, 41.7 miles of underground cable and 14 sub-stations. There are no generating plants in the Registrant's system.

Other Properties

                 The Registrant's general offices are housed in a single-story office building located in San Dimas, California. The land and the building, which was completed and occupied in early 1990, are owned by the Registrant. Certain of the Registrant's district offices are housed in leased premises.

                 During 1993, the Registrant refinanced a significant portion of its then outstanding debt in order to lower interest costs. In doing so, the Registrant redeemed all outstanding First Mortgage Bonds. In early 1994, the Trustee filed for release of the lien of an indenture securing the previously outstanding First Mortgage Bonds. As of December 31, 1993, the Registrant had no mortgage debt outstanding.

Financing of Construction Expenditures

                 The Registrant's construction program is designed to ensure its customers with high quality service. The Registrant has an ongoing distribution main replacement program, throughout its service areas, based upon the priority of leaks detected, fire protection enhancement and a reflection of the underlying replacement schedule. In addition, the Registrant upgrades its electric and water supply facilities and is aggressively scheduling meter replacements. The Registrant anticipates gross capital expenditures of $26,700,000, $17,500,000 and $34,500,000 in 1994, 1995 and 1996, respectively.

                 During 1993, the Registrant issued 1,107,000 Common Shares (on a post-split basis) in two separate public offerings for aggregate net proceeds of $23,935,000. The net proceeds were applied against then outstanding short-term bank borrowing incurred to temporarily finance construction expenditures.

                 The Registrant issued additional common equity through its Dividend Reinvestment and Common Share Purchase Plan and its 401-k Plan. The Registrant issued 47,828, 28,416 and 29,146 shares under the Dividend Reinvestment and Common Share Purchase Plan in the three years ended December 31, 1993, 1992 and 1991, respectively. The Registrant issued 7,741 and 7,102 Common Shares under the 401-k Plan in the two years ended December 31, 1993 and 1992. The Registrant did not issue any Common Shares through its 401-k Plan in the year ended December 31, 1991.

                 During 1993 and 1992, the Registrant did not undertake any long-term debt financing to provide additional funds for construction. In 1993, however, the Registrant did refinance $37 million of its long-term debt, in order to reduce interest expense, through its Medium Term Note Program. In 1992, the Registrant entered into a $2,247,000 fixed rate obligation due 2013 for financing construction of a new reservoir serving one of the Registrant's water operating districts.

                 In May, 1991, the Registrant completed the sale of $28,000,000 in long-term Notes Due 2031, $13,500,000 of which was used to repay then outstanding short-term bank loans which had been used to fund the Registrant's construction program. In addition, in December, 1991, the Registrant redeemed, at a premium, $6,000,000 principal amount of 11-3/4% Notes. The remainder of the proceeds from the May, 1991 issue was utilized to fund the Registrant's capital expansion program.

Item 3.  Legal Proceedings

                 On October 20, 1993, the Registrant and the Internal Revenue Service ("IRS") reached a tentative settlement on the results of the IRS examination of the Registrant's 1987, 1988 and 1989 tax returns. Based on the settlement, the Registrant remitted an additional $438,000 in taxes. The Registrant anticipates signing the final agreement in late March, 1994.

                 On March 8, 1994, the Registrant and the Contra Costa County Board of Supervisors (the "County") reached a tentative settlement of issues related to the County's taking on the Registrant's Madison Treatment plant in its Bay Point water district. The County's Highway Department had taken possession of the property on June 24, 1993. The tentative settlement of $2.3 million includes remuneration to the Registrant for the value of the property taken, severance damages, if any, and reimbursement for treated water purchased from the City of Pittsburg. The amount determined as remuneration for the value of the property taken is to be applied against the value of the Registrant's Bay Point district, currently under condemnation by the Contra Costa Water District ("CCWD").

                 The Registrant and CCWD, however, are continuing their negotiations concerning the CCWD's condemnation of the Registrant's Bay Point water district. At this time, however, the Registrant is unable to predict the final outcome of these negotiations. In 1993, water revenues from the Registrant's Bay Point water district were approximately $2.7 million or 2.75% of its total annual water revenues.

                 There are no other material pending legal proceedings, other than litigation incidental to the ordinary course of business, to which the Registrant is a party or of which any of its properties is the subject.

Item 4.  Submission of Matters to a Vote of Security Holders

                 No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.


                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

                 (a)      Market Price for Common Shares

                          Information responding to Item 5(a) is included in
the 1993 Annual Report to Shareholders, under the caption "Trading of Stock" located on the inside back cover, filed herein by the Registrant with the Commission pursuant to Regulation 14A and is incorporated herein pursuant to General Instruction G(2).

                 (b)      Approximate Number of Holders of Common Shares

                          As of February 28, 1994, there were 4,342 holders of
record of Common Shares.

                 (c) Frequency and Amount of Any Dividends Declared and Dividend Restrictions

                          Information responding to Item 5(c) is included in
the 1993 Annual Report to Shareholders, under the caption "Trading of Stock" located on the inside back cover, filed herein by the Registrant with the Commission pursuant to Regulation 14A and is incorporated by reference herein pursuant to General Instruction G(2). For the last three years, the Registrant has paid dividends on its Common Shares on March 1, June 1, September 1 and December 1.

                          Additional information responding to Item 5(c) is
included in the 1993 Annual Report to Shareholders, under Note 3 of the Notes to Financial Statements captioned "Common Share Dividend Restriction" on page 31, filed herein by the Registrant with the Commission pursuant to Regulation 14A and is incorporated herein by reference pursuant to General Instruction G(2).

Item 6.   Selected Financial Data

                          Information responding to Item 6 is included in the
1993 Annual Report to Shareholders, in the section entitled "Financial Information" under the caption "Statistical Review from 1989 to 1993" on Page 36, filed herein by the Registrant with the Commission pursuant to Regulation 14A and is incorporated herein by reference pursuant to General Instruction G(2).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

                 Information responding to Item 7 is included in the 1993 Annual Report to Shareholders, under the caption "Management's Discussion and Analysis" on Pages 17 through 23, filed herein by the Registrant with the Commission pursuant to Regulation 14A and is incorporated herein by reference pursuant to General Instruction G(2).

Item 8.   Financial Statements and Supplementary Data

                 Information responding to Item 8 is included in the 1993 Annual Report to Shareholders, under the captions contained on Pages 24 through 35, filed herein by the Registrant with the Commission pursuant to Regulation 14A and is incorporated herein by reference pursuant to General Instruction G(2).

                                  Balance Sheets - December 31, 1993 and 1992

                                  Statements of Capitalization - December 31,
                                  1993 and 1992

                                  Statements of Income for the years ended
                                  December 31, 1993, 1992 and 1991

                                  Statements of Changes in Common Shareholders' Equity for the years ended December 31, 1993, 1992 and 1991

                                  Statements of Cash Flows for the years ended
                                  December 31, 1993, 1992 and 1991

                                  Notes to Financial Statements

                                  Report of Independent Public Accountants

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                          None


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

                 Information responding to Item 10 was included in the Proxy Statement, under the caption "Executive Officers Experience and Compensation", filed by the Registrant with the Commission on or about March 18, 1994 pursuant to Regulation 14A and is incorporated by reference herein pursuant to General Instruction G(3).

Item 11.  Executive Compensation

                          Information responding to Item 11 was included in the
Proxy Statement, under the captions "Executive Officers Experience and Compensation" and "Board Report on Executive Compensation", filed by the Registrant with the Commission on March 18, 1994 pursuant to Regulation 14A and is incorporated by reference herein pursuant to General Instruction G(3).

Item 12.  Security Ownership of Certain Beneficial Owners and Management

                          Information responding to Item 12 was included in the
Proxy Statement, under the captions "Election of Directors" and "Executive Officers Experience and Compensation", filed by the Registrant with the Commission on March 18, 1994 pursuant to Regulation 14A and is incorporated by reference herein pursuant to General Instruction G(3).

Item 13.  Certain Relationships and Related Transactions

                          Information responding to Item 13 was included in the
Proxy Statement, under the caption "Election of Directors", filed by the Registrant with the Commission on March 18, 1994 pursuant to Regulation 14A and is incorporated by reference herein pursuant to General Instruction G(3).


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

                          (a)     1.       Reference is made to the Financial
                                           Statements incorporated herein in
                                           Item 8.

                                  2.       Schedules V, VI and VIII, not
                                           included in the 1993 Annual Report
                                           to Shareholders, and the related
                                           report of independent public
                                           accountants, are included after Item
                                           14 in Part IV herein.

                                           Information required for Schedule IX
                                           and X has been included in the
                                           financial statements in the 1993
                                           Annual Report to Shareholders.
                                           Expenses for advertising and
                                           royalties represented less than 1%
                                           of total revenues.

                                           Schedules I, II, III, IV, VII, XI,
                                           XII and XIII are omitted as they
                                           are not applicable.

                                  3.       See (c) below.

                          (b) No events have been reported on Form 8-K during the last quarter of the period covered by this report.


                          (c)     Exhibits -

                                   3.1     By-Laws of the Registrant as Amended
                                           to April 30, 1991 (incorporated
                                           herein by reference to Registrant's
                                           Form 10-Q with respect to the quarter
                                           ended March 31, 1991).

                                   3.2     Restated Articles of Incorporation
                                           of the Registrant as Amended to
                                           December 4, 1990 (incorporated
                                           herein by reference to Registrant's
                                           Form 10-K with respect to the year
                                           ended December 31, 1990).

                                   3.3     Certificate of Ownership dated
                                           August 10, 1978 (incorporated herein
                                           by reference to Registrant's Form
                                           10-K with respect to the year ended
                                           December 31, 1990).

                                   3.4     Certificate of Amendment of Articles
                                           of Incorporation of the Registrant
                                           dated December 3, 1992 (incorporated
                                           herein by reference to Registrant's
                                           Form 10-K with respect to the year
                                           ended December 31, 1992).

                                  *3.5     Certificate of Amendment of Articles
                                           of Incorporation of the Registrant
                                           dated February 17, 1994.

                                   4.1     First Mortgage Indenture dated May 1,
                                           1947 between the Registrant and Bank
                                           of America, N.T. & S.A.
                                           (incorporated herein by reference to
                                           Registrant's Registration Statement
                                           No. 2-68485 on Form S-7).

                                   4.2     Supplemental Indenture dated July 1,
                                           1982 between the Registrant and Bank
                                           of America, N.T. & S.A. (incorporated
                                           herein by reference to Registrant's
                                           Registration Statement No. 33-5151
                                           on Form S-7).

                                   4.3     Schedule of Omitted Supplemental
                                           Indentures (incorporated herein by
                                           reference to Registrant's
                                           Registration Statement No. 33-5151
                                           on Form S-2).

                                   4.4     Indenture, dated September 1, 1993
                                           between the Registrant and Chemical
                                           Trust Company of California, as
                                           trustee, relating to the Registrant's
                                           Medium Term Notes, Series A
                                           (incorporated herein by reference to
                                           Registrant's Form 8-K dated
                                           September 1, 1993).

                                  10.1     Deferred Compensation Plan for
                                           Directors and Executives
                                           (incorporated herein by reference
                                           to Registrant's Registration
                                           Statement  No. 33-5151 on Form S-2).

                                  10.2     Reimbursement Agreement dated
                                           November 1, 1984 between the
                                           Registrant and Barclays Bank
                                           International Limited (incorporated
                                           herein by reference to Registrant's
                                           Registration Statement No. 33-5151
                                           on Form S-2).

                              10.3     First Amendment to Reimbursement
                                       Agreement dated January 1, 1986
                                       between the Registrant and Barclays Bank
                                       PLC (incorporated herein by reference
                                       to Registrant's Registration Statement
                                       No. 33-5151 on Form S-2).

                              10.4     Second Amendment to Reimbursement
                                       Agreement dated April 9, 1987 between
                                       the Registrant and Barclays Bank PLC
                                       (incorporated herein by reference to
                                       Registrant's Form 10-K with respect to
                                       the year ended December 31, 1990).

                              10.5     Third Amendment to Reimbursement
                                       Agreement dated September 14, 1987
                                       between the Registrant and Barclays Bank
                                       PLC (incorporated herein by reference
                                       to Registrant's Form 10-K with respect
                                       to the year ended December 31, 1990).

                              10.6     Fourth Amendment to Reimbursement
                                       Agreement dated September 22, 1988
                                       between the Registrant Barclays Bank PLC
                                       (incorporated herein by reference to
                                       Registrant's Form 10-K with respect to
                                       the year ended December 31, 1990).

                              10.7     Fifth Amendment to Reimbursement
                                       Agreement dated March 9, 1990 between
                                       the Registrant and Barclays Bank PLC
                                       (incorporated herein by reference to
                                       Registrant's Form 10-K with respect to
                                       the year ended December 31, 1990).

                              10.8     Sixth Amendment to Reimbursement
                                       Agreement dated November 29, 1990
                                       between the Registrant and Barclays Bank
                                       PLC (incorporated herein by  reference
                                       to Registrant's Form 10-K with respect
                                       to the year ended December 31, 1990).

                              10.9     Second Sublease dated October 5, 1984
                                       between the Registrant and Three
                                       Valleys Municipal Water District
                                       (incorporated herein by reference to
                                       Registrant's Registration Statement
                                       No. 33-5151 on Form S-2).

                              10.10    Note Agreement dated as of February 1,
                                       1989 between the Registrant and First
                                       Colony Life Insurance (incorporated
                                       herein by reference to Registrant's
                                       Form 10-K with respect to the year ended
                                       December 31, 1990).

                              10.11    Schedule of Omitted Note Agreements
                                       (incorporated herein by reference to
                                       Registrant's Form 10-K with respect to
                                       the year ended December 31, 1990).

                              10.12    Note Agreement dated as of May 15, 1991
                                       between the Registrant and Transamerica
                                       Occidental Life Insurance Company
                                       (incorporated herein by reference to
                                       Registrant's Form 10-Q with respect to
                                       the quarter ended June 30, 1991).

                              10.13    Schedule of Omitted Note Agreements
                                       (incorporated herein by reference to
                                       Registrant's Form 10-Q with respect to
                                       the quarter ended June 30, 1991).


                                  10.14    Agreement for Financing Capital
                                           Improvement dated as of June 2, 1992
                                           between the Registrant and Three
                                           Valleys Municipal Water District
                                           (incorporated herein by reference to
                                           Registrant's Form 10-K with respect to
                                           the year ended December 31, 1992).

                                  10.15    Retirement Plan for Non-Employee
                                           Directors of Southern California
                                           Water Company (incorporated herein by
                                           reference to Registrant's Form 10-K
                                           with respect to the year ended
                                           December 31, 1992).


                                 *13.      Annual Report to Shareholders for
                                           the year ended December 31, 1993
                                           (except for those portions which
                                           are expressly incorporated herein
                                           by reference, such Annual Report
                                           is furnished solely for the
                                           information of the Commission and
                                           is not deemed to be "filed" herein).

                                  22.      Subsidiaries of Registrant

                                           Exhibit not included as subsidiaries
                                           in the aggregate are not significant.

                                 *24.      Consent of Independent Public
                                           Accountants.

                                  28.      Dividend Reinvestment and Common
                                           Share Purchase Plan incorporated
                                           herein by reference to Registrant's
                                           Post-Effective Amendment No. 1 to
                                           Form S-3 (Registration No. 33-42218).

                          (d)     None.

                      _____________________
                      * Filed herewith

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON THE SUPPLEMENTAL SCHEDULES


To the Shareholders and the Board of Directors
  Of Southern California Water Company:

We have audited, in accordance with generally accepted auditing standards, the financial statements included in Southern California Water Company's 1993 Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 15, 1994. Our audit was made for the purpose of forming an opinion on those basic financial statements taken as a whole. The supplemental schedules listed in Part IV of this Form 10-K, which are the responsibility of the company's management, are presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and are not part of the basic financial statements. These supplemental schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                                                   ARTHUR ANDERSEN & CO.


Los Angeles, California
  February 15, 1994

SOUTHERN CALIFORNIA WATER COMPANY
SCHEDULE V - TANGIBLE & INTANGIBLE PROPERTY, PLANT & EQUIPMENT
FOR THE YEAR ENDED DECEMBER 31, 1993

                                          Balance
                                            at       Additions   Deductions
                                         Beginning      at          for        Sales and   Balance at
           Description                    of Year     Cost(1)    Retirements   Transfers   End of Year
           -----------                   ---------   ---------   -----------   ---------   -----------
                                                             (Dollars in Thousands)
Utility plant
  Water department-
    Intangible plant                     $  8,536      $     0      $     0      $     0    $  8,536
    Land and land rights                    4,087           92            0         (692)      3,487
    Source of supply plant                 10,248        2,001         (103)           0      12,146
    Pumping plant                          26,401        5,308         (482)        (515)     30,712
    Water treatment plant                   9,220        1,036          (70)      (1,033)      9,153
    Transmission & distribution plant     237,243       12,601         (790)         (22)    249,032
    General plant & undistributed
      assets                               24,122        4,362         (208)          96      28,372
                                         --------      -------      -------      -------    --------
        Total water department            319,857       25,400        (1,653)     (2,166)    341,438
                                         --------      -------      -------      -------    --------
  Electric department-
    Intangible plant                           31          245            0            0         276
    Transmission plant                      1,914           56           (5)           0       1,965
    Distribution plant                     19,233        1,987         (340)          64      20,944
    General plant                           1,349          287           (1)           0       1,635
                                         --------      -------      -------      -------    --------
        Total electric department          22,527        2,575         (346)          64      24,820
                                         --------      -------      -------      -------    --------
  Construction work in progress (2)        13,014            0            0          526      13,540
                                         --------      -------      -------      -------    --------
        Total utility plant              $355,398      $27,975      $(1,999)     $(1,576)   $379,798
                                         ========      =======      =======      =======    ========
Investment in other physical property    $    804      $    80      $   (21)     $  (273)   $    590
                                         ========      =======      =======      =======    ========

(1)  Includes property added under install and convey contracts of $819,000.

(2) Additions to Construction Work in Progress are net of transfers to plant in service which are shown as additions to the various operating plant classifications.

SOUTHERN CALIFORNIA WATER COMPANY
SCHEDULE V - TANGIBLE & INTANGIBLE PROPERTY, PLANT & EQUIPMENT
FOR THE YEAR ENDED DECEMBER 31, 1992


                                          Balance
                                            at       Additions   Deductions
                                         Beginning      at          for        Sales and   Balance at
           Description                    of Year     Cost(1)    Retirements   Transfers   End of Year
           -----------                   ---------   ---------   -----------   ---------   -----------
                                                             (Dollars in Thousands)
Utility plant
  Water department-
    Intangible plant                      $  6,262     $ 2,274       $     0      $    0      $  8,536
    Land and land rights                     3,985         107             0          (5)        4,087
    Source of supply plant                   9,736         533            (2)        (19)       10,248
    Pumping plant                           23,516       3,053          (196)         28        26,401
    Water treatment plant                    7,374       1,852            (6)          0         9,220
    Transmission & distribution plant      224,621      12,613        (1,168)         (9)      236,057
    General plant & undistributed
      assets                                23,871       1,959          (521)          0        25,309
                                          --------     -------       -------       -----      --------
        Total water department             299,365      22,391        (1,893)         (5)      319,858
                                          --------     -------       -------       -----      --------
  Electric department-
    Intangible plant                            29           2             0           0            31
    Transmission plant                       1,846          69            (1)          0         1,914
    Distribution plant                      17,453       1,821           (41)          0        19,233
    General plant                            1,296         202          (149)          0         1,349
                                          --------     -------       -------       -----      --------
        Total electric department           20,624       2,094          (191)          0        22,527
                                          --------     -------       -------       -----      --------
  Construction work in progress (2)         10,525           0             0       2,489        13,014
                                          --------     -------       -------       -----      --------
        Total utility plant               $330,514     $24,485       ($2,084)     $2,484      $355,399
                                          ========     =======       =======      ======      ========
Investment in other physical property     $    796     $     8       $     0      $    0      $    804
                                          ========     =======       =======      ======      ========

(1) Includes property added under install and convey contracts of $3,119,000.

(2) Additions to Construction Work in Progress are net of transfers to plant in service which are shown as additions to the various operating plant classifications.

SOUTHERN CALIFORNIA WATER COMPANY
SCHEDULE V - TANGIBLE & INTANGIBLE PROPERTY, PLANT & EQUIPMENT
FOR THE YEAR ENDED DECEMBER 31, 1991

                                          Balance
                                            at       Additions   Deductions
                                         Beginning      at          for        Sales and   Balance at
           Description                    of Year     Cost(1)    Retirements   Transfers   End of Year
           -----------                   ---------   ---------   -----------   ---------   -----------
                                                             (Dollars in Thousands)
Utility plant
 Water department-
 Intangible plant                        $  6,262     $     0      $    0        $     0     $  6,262
 Land and land rights                       2,755       1,242           0            (12)       3,985
 Source of supply plant                     8,577       1,213         (61)             7        9,736
 Pumping plant                             21,105       2,835        (382)           (42)      23,516
 Water treatment plant                      5,864       1,577         (67)             0        7,374
 Transmission & distribution plant        210,859      14,677        (935)            20      224,621
 General plant & undistributed assets      14,298      18,059        (211)        (8,275)      23,871
                                         --------     -------      -------       -------     --------
    Total water department                269,720      39,603      (1,656)        (8,302)     299,365
                                         --------     -------      -------       -------     --------
Electric department-
 Intangible plant                               4          25           0              0           29
 Transmission plant                         1,447         415         (16)             0        1,846
 Distribution plant                        15,666       1,963        (176)             0       17,453
 General plant                              1,137         161          (2)             0        1,296
                                         --------     -------      -------       -------     --------
    Total electric department              18,254       2,564        (194)             0       20,624
                                         --------     -------      -------       -------     --------
 Construction work in progress (2)         11,950           0           0         (1,425)      10,525
                                         --------     -------      -------       -------     --------
    Total utility plant                  $299,924     $42,167     $(1,850)       $(9,727)    $330,514
                                         ========     =======     =======        =======     ========
Investment in other physical property        $786         $10          $0             $0         $796
                                         ========     =======     =======        =======     ========


(1) Includes property added under install and convey contracts of $1,398,000.

(2) Additions to Construction Work in Progress are net of transfers to plant in service which are shown as additions to the various operating plant classifications.

SOUTHERN CALIFORNIA WATER COMPANY
SCHEDULE VI - RESERVES FOR ACCUMULATED DEPRECIATION
FOR THE YEAR ENDED DECEMBER 31, 1993

                                                                        Other
                                                                       Physical
                                    Water      Electric      Total     Property
                                   -------     --------    --------    --------
                                               (Dollars in Thousands)
Balance at beginning of year       $70,884      $6,990      $77,874      $34
Add - Depreciation (1):
 Charged to expense                  6,715         683        7,398        0
 Charged to clearing and
  other accounts                     1,245          72        1,317        0
 Charged to contributions in
  aid of construction                  512          21          533        0
                                   -------      ------      -------      ---
    Subtotal                        79,356       7,766       87,122       34
Less - Retirements, sales and
 cost of removal, less salvage      (1,848)       (466)      (2,314)       0
                                   -------      ------      -------      ---
Balance at end of year             $77,508      $7,300      $84,808      $34
                                   =======      ======      =======      ===

(1) A remaining life method of calculating depreciation is used by the Company with rates varying from a minimum of .01% to a maximum of 27.73%, for 1993. The annual calculation is based on depreciable plant at the beginning of each year.

SOUTHERN CALIFORNIA WATER COMPANY
SCHEDULE VI - RESERVES FOR ACCUMULATED DEPRECIATION
FOR THE YEAR ENDED DECEMBER 31, 1992

                                                                        Other
                                                                       Physical
                                    Water      Electric      Total     Property
                                   -------     --------    --------    --------
                                             (Dollars in Thousands)
Balance at beginning of year       $65,499      $6,457      $71,956       $34
 Add - Depreciation (1):
 Charged to expense                  5,894         632        6,526         0
 Charged to clearing and
  other accounts                       975          77        1,052         0
 Charged to contributions
  in aid of construction               532          20          552         0
                                   -------      ------      -------       ---
    Subtotal                        72,900       7,186       80,086        34
Less - Retirements, sales and
 cost of removal, less salvage      (2,016)       (196)      (2,212)        0
                                   -------      ------      -------       ---
Balance at end of year             $70,884      $6,990      $77,874       $34
                                   =======      ======      =======       ===

(1) A remaining life method of calculating depreciation is used by the Company with rates varying from a minimum of .05% to a maximum of 27.73%, for 1992. The annual calculation is based on depreciable plant at the beginning of each year.

SOUTHERN CALIFORNIA WATER COMPANY
SCHEDULE VI - RESERVES FOR ACCUMULATED DEPRECIATION
FOR THE YEAR ENDED DECEMBER 31, 1991

                                                                        Other
                                                                       Physical
                                    Water      Electric      Total     Property
                                   -------     --------    --------    --------
                                              (Dollars in Thousands)
Balance at beginning of year       $58,079      $6,133      $64,212       $33
Add - Depreciation (1):
 Charged to expense                  5,468         559        6,027         1
 Charged to clearing and
  other accounts                     3,308          61        3,369         0
 Charged to contributions
  in aid of construction               450          18          468         0
                                   -------      ------      -------       ---
    Subtotal                        67,305       6,771       74,076        34
Less - Retirements, sales and
 cost of removal, less salvage      (1,806)       (314)      (2,120)        0
                                   -------      ------      -------       ---
Balance at end of year             $65,499      $6,457      $71,956       $34
                                   =======      ======      =======       ===

(1) A remaining life method of calculating depreciation is used by the Company with rates varying from a minimum of .05% to a maximum of 26.91%, for 1991. The annual calculation is based on depreciable plant at the beginning of each year.

SOUTHERN CALIFORNIA WATER COMPANY
SCHEDULE VIII - RESERVES FOR UNCOLLECTIBLE ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

       Description                           1993     1992     1991
       -----------                           -----    -----    -----
Balance at beginning of year                 $ 333    $ 261    $ 429

Add (deduct) -
 Provisions charged to expense                 706      489      291
 Accounts written off, net of recoveries      (669)    (417)    (459)
                                             -----    -----    -----
Balance at end of year                       $ 370    $ 333    $ 261
                                             =====    =====    =====

                                       20

                                   SIGNATURES


                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SOUTHERN CALIFORNIA WATER COMPANY

                                          By : s/ JAMES B. GALLAGHER        .
                                               -----------------------------
                                                  James B. Gallagher
                                Secretary, Treasurer and Chief Financial Officer


                                          Date:  March 25, 1994

                 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


s/         W. V. CAVENEY             .    Date:   March 25, 1994
- -------------------------------------
           W. V. Caveney
        Chairman of the Board
            and Director

s/         FLOYD E. WICKS            .            March 25, 1994
- -------------------------------------
           Floyd E. Wicks
   Principal Executive Officer:
  President and Chief Executive
       Officer and Director

s/         JAMES B. GALLAGHER        .            March 25, 1994
- -------------------------------------
           James B. Gallagher
       Principal Financial Officer
    and Principal Accounting Officer:
Secretary, Treasurer and Chief Financial Officer

s/         DONALD E. BROWN           .            March 25, 1994
- -------------------------------------
     Donald E. Brown, Director

s/         R. BRADBURY CLARK         .            March 25, 1994
- -------------------------------------
    R. Bradbury Clark, Director

s/         N. P. DODGE, JR.          .            March 25, 1994
- -------------------------------------
       N. P. Dodge, Jr., Director

s/         WILLIAM M. KIZER          .            March 25, 1994
- -------------------------------------
      William M. Kizer, Director