Form 10-Q
period 1994-03-31
SOUTHERN CALIFORNIA WATER CO
filed 1994-05-12
CIK 92116

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




      For Quarter Ended MARCH 31, 1994       Commission file number 0-1121

                       SOUTHERN CALIFORNIA WATER COMPANY
             (Exact Name of Registrant as specified in its charter)


                    CALIFORNIA                         95-1243678
            (State or other jurisdiction of         (I.R.S. Employer
           incorporation or organization)          Identification No.)


      630 EAST FOOTHILL BOULEVARD, SAN DIMAS, CALIFORNIA      91773
           (Address of principal executive offices)        (Zip Code)


      Registrant's telephone number, including area code   (909) 394-3600




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



                     APPLICABLE ONLY TO CORPORATE ISSUERS:

             As of April 30, 1994, the number of shares outstanding
               of the Registrant's Common Stock, Par Value $2.50,
                                 was 7,845,092.

                       SOUTHERN CALIFORNIA WATER COMPANY

                                   FORM 10-Q

                                     INDEX


                                                                                                              Page No.
                                                                                                             ---------
PART I          FINANCIAL INFORMATION

Item 1:         Financial Statements                                                                               1

                Balance Sheets as of March 31, 1994 and December 31, 1993                                      2 - 3

                Statements of Income for the Three Months Ended
                  March 31, 1994 and March 31, 1993                                                                4

                Statements of Income for the Twelve Months Ended
                  March 31, 1994 and March 31,1993                                                                 5

                Statements of Cash Flows for the Three Months Ended
                  March 31, 1994 and March 31, 1993                                                                6

                Notes to Financial Statements                                                                  7 - 8

Item 2:         Management's Discussion and Analysis of Financial Condition
                   and Results of Operation                                                                   9 - 14


PART II         OTHER INFORMATION

Item 1:         Legal Proceedings                                                                                 14

Item 2:         Changes in Securities                                                                        14 - 15

Item 3:         Defaults Upon Senior Securities                                                                   15

Item 4:         Submission of Matters to a Vote of Security Holders                                               15

Item 5:         Other Information                                                                                 15

Item 6:         Exhibits and Reports on Form 8-K                                                                  15

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                   The basic financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.

                   Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair statement of results for the interim period have been made.

                   It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto in the Registrant's latest Annual Report of Form 10-K.

                       SOUTHERN CALIFORNIA WATER COMPANY
                                 BALANCE SHEETS
                                     ASSETS


                                                                                      MARCH 31,             DECEMBER 31,
                                                                                        1994                    1993
                                                                                     -----------            -----------
                                                                                     (Unaudited)
                                                                                              (in thousands)
UTILITY PLANT, at cost
   Water                                                                               $343,235               $341,438
   Electric                                                                              24,880                 24,820
                                                                                       --------               --------
                                                                                        368,115                366,258
   Less - Accumulated depreciation                                                      (86,983)               (84,808)
                                                                                       --------               --------
                                                                                        281,132                281,450
   Construction work in progress                                                         19,083                 13,540
                                                                                       --------               --------
                                                                                        300,215                294,990
                                                                                       --------               --------
 OTHER PROPERTY AND INVESTMENTS                                                             921                    921
                                                                                       --------               --------
 CURRENT ASSETS
   Cash and cash equivalents                                                                201                  1,726
   Accounts receivable -
     Customers, less reserves of $438
       in 1994 and $370 in 1993                                                           6,357                  6,815
     Other                                                                                1,621                  1,520
   Unbilled revenue                                                                       7,614                  8,106
   Materials and supplies, at average cost                                                1,291                  1,275
   Supply cost balancing accounts                                                         8,238                  7,022
   Prepayments and other                                                                  6,077                  6,787
   Accumulated deferred income taxes - net                                                  715                  1,279
                                                                                       --------               --------
                                                                                         32,114                 34,530
                                                                                       --------               --------
 DEFERRED CHARGES
   Regulatory tax-related assets                                                         23,231                 23,198
   Other deferred charges                                                                 4,922                  4,894
                                                                                       --------               --------
                                                                                         28,153                 28,092
                                                                                       --------               --------
                                                                                       $361,403               $358,533
                                                                                       ========               ========

  The accompanying notes are an integral part of these financial statements.

                       SOUTHERN CALIFORNIA WATER COMPANY
                                 BALANCE SHEETS
                         CAPITALIZATION AND LIABILITIES

                                                  MARCH 31,     DECEMBER 31,
                                                     1994          1993
                                                  ---------     ------------
                                                  (Unaudited)
                                                         (in thousands)
CAPITALIZATION
 Common shareholders' equity                      $115,924        $116,463
 Preferred shares                                    1,600           1,600
 Preferred shares subject to mandatory
   redemption requirements                             600             600
 Long-term debt                                     84,210          84,286
                                                  --------        --------
                                                   202,334         202,949
                                                  --------        --------

CURRENT LIABILITIES
 Notes payable to banks                             17,500          12,000
 Long-term debt and preferred shares
   due within one year                                 361             417
 Accounts payable                                    7,857           9,277
 Taxes payable                                       1,346           2,950
 Accrued interest                                    1,395           1,178
 Other accrued liabilities                           7,112           6,846
                                                  --------        --------
                                                    35,571          32,668
                                                  --------        --------

THER CREDITS
 Advances for construction                          55,177          55,295
 Contributions in aid of construction               25,335          25,011
 Accumulated deferred income taxes - net            35,380          34,969
 Unamortized investment tax credits                  3,644           3,664
 Regulatory tax-related liability                    2,378           2,389
 Other                                               1,584           1,588
                                                  --------        --------
                                                   123,498         122,916
                                                  --------        --------
                                                  $361,403        $358,533
                                                  ========        ========



  The accompanying notes are an integral part of these financial statements.

                       SOUTHERN CALIFORNIA WATER COMPANY
                              STATEMENTS OF INCOME
                              FOR THE THREE MONTHS
                         ENDED MARCH 31, 1994 AND 1993
                                  (Unaudited)

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                     ------------------------
                                                      1994             1993
                                                     -------          -------
                                                          (in thousands,
                                                    except per share amounts)
  OPERATING REVENUES
      Water                                          $21,212          $19,190
      Electric                                         2,969            2,987
                                                     -------          -------
                                                      24,181           22,177
                                                     -------          -------
  OPERATING EXPENSES
      Water purchased                                  6,742            4,532
      Power purchased for pumping                      1,221            1,531
      Power purchased for resale                       1,460            1,393
      Groundwater production assessment                  635            1,518
      Supply cost balancing accounts                  (1,220)          (1,565)
      Other operating expenses                         2,939            2,742
      Provision for State Water Project                  135              -
      Administrative and general expenses              3,524            3,087
      Depreciation                                     2,014            1,832
      Maintenance                                      1,808            1,477
      Taxes on income                                    791              848
      Other taxes                                      1,237            1,115
                                                     -------          -------
                                                      21,286           18,510
                                                     -------          -------
      Operating income                                 2,895            3,667
  OTHER INCOME                                            41               36
                                                     -------          -------
      Income before interest charges                   2,936            3,703
                                                     -------          -------
  INTEREST CHARGES                                     1,770            2,161
                                                     -------          -------
  NET INCOME                                           1,166            1,542
  DIVIDENDS ON PREFERRED SHARES                           25               25
                                                     -------          -------
  EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS         $ 1,141          $ 1,517
                                                     =======          =======
  WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING        7,834            6,648
                                                     =======          =======
  Earnings Per Common Share                            $0.15            $0.23
                                                     =======          =======
  Dividends Declared Per Common Share                 $0.300           $0.288
                                                     =======          =======

  The accompanying notes are an integral part of these financial statements.

                       SOUTHERN CALIFORNIA WATER COMPANY
                              STATEMENTS OF INCOME
                             FOR THE TWELVE MONTHS
                         ENDED MARCH 31, 1994 AND 1993
                                  (Unaudited)

                                                          TWELVE MONTHS ENDED
                                                               MARCH 31,
                                                       ------------------------
                                                         1994            1993
                                                       --------        --------
                                                             (in thousands,
                                                       except per share amounts)
OPERATING REVENUES
    Water                                              $100,176        $ 91,646
    Electric                                             10,333          10,244
                                                       --------        --------
                                                        110,509         101,890
                                                       --------        --------
OPERATING EXPENSES
    Water purchased                                      31,585          24,020
    Power purchased for pumping                           7,829           7,558
    Power purchased for resale                            3,349           3,749
    Groundwater production assessment                     4,401           4,916
    Supply cost balancing accounts                       (7,616)         (4,671)
    Other operating expenses                             11,120          10,791
    Provision for State Water Project                     1,989             -
    Administrative and general expenses                  13,946          12,603
    Depreciation                                          7,580           6,688
    Maintenance                                           6,781           5,249
    Taxes on income                                       5,434           7,732
    Other taxes                                           4,833           4,382
                                                       --------        --------
                                                         91,231          83,017
                                                        --------       --------
    Operating income                                     19,278          18,873
                                                       --------        --------
OTHER INCOME
    Net gain on sale of operating properties                -               849
    Other                                                   358             111
                                                       --------        --------
                                                            358             960
                                                       --------        --------
    Income before interest charges                       19,636          19,833
                                                       --------        --------
INTEREST CHARGES                                          7,988           8,073
                                                       --------        --------
NET INCOME                                               11,648          11,760
DIVIDENDS ON PREFERRED SHARES                               100             102
                                                       --------        --------
EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS             $ 11,548        $ 11,658
                                                       ========        ========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING             7,478           6,635
                                                       ========        ========
Earnings Per Common Share                                 $1.54           $1.76
                                                       ========        ========
Dividends Declared Per Common Share                       $1.20           $1.15
                                                       ========        ========

   The accompanying notes are an integral part of these financial statements.

                       SOUTHERN CALIFORNIA WATER COMPANY
                              CASH FLOW STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                                  (Unaudited)

                                                           THREE MONTHS ENDED
                                                                 MARCH 31,
                                                           -------------------
                                                            1994        1993
                                                           -------     -------
                                                              (in thousands)
 CASH FLOWS FROM -
   Operating Activities:
     Net income                                            $1,166      $1,542
     Adjustments for non-cash items:
       Depreciation and amortization                        2,107       1,915
       Deferred income taxes and
         investment tax credits                               911       1,010
       Other - net                                           (542)       (556)
     Changes in assets and liabilities:
       Accounts receivable                                    357       2,940
       Prepayments                                            710         809
       Supply cost balancing accounts                      (1,216)      2,422
       Rationing penalty reserve                              -        (4,419)
       Accounts payable                                    (1,420)       (949)
       Taxes payable                                       (1,604)     (1,344)
       Unbilled revenue                                       492       1,052
       Other - net                                          1,320         905
                                                           ------      ------
          Net Cash Provided                                 2,281       5,327
                                                           ------      ------
Financing Activities:
     Issuance of securities                                   -           765
     Receipt of advances and contributions                    749         332
     Repayments of long-term debt and
       redemption of preferred shares                         (77)       (128)
     Refunds on advances                                     (577)       (644)
     Net change in notes payable to banks                   5,500       1,500
     Common and preferred dividends paid                   (2,216)     (1,955)
                                                           ------      ------
          Net Cash Provided (Used)                          3,379        (130)
                                                           ------      ------
   Investing Activities:
    Construction expenditures                              (7,185)     (5,335)
                                                           ------      ------
          Net Cash (Used)                                  (7,185)     (5,335)
                                                           ------      ------
   Net Decrease in Cash and Cash Equivalents               (1,525)       (138)
   Cash and Cash Equivalents, Beginning of period           1,726         442
                                                           ------      ------
   Cash and Cash Equivalents, End of period                $  201      $  304
                                                           ======      ======

  The accompanying notes are an integral part of these financial statements.

                       SOUTHERN CALIFORNIA WATER COMPANY


                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


  1. For a summary of significant accounting policies and other information relating to these interim financial statements, reference is made to pages 30 through 34 of the 1993 Annual Report to Shareholders under the caption "Notes to Financial Statements".

  2. Earnings per common share are based on the weighted average number of Common Shares outstanding during each period and net income after deducting preferred dividend requirements.

  3. During 1993, the Registrant, on two separate occasions, requested that the California Public Utilities Commission ("CPUC") authorize recovery of costs associated with participation by the Registrant in the construction of the Coastal Aqueduct Extension of the State Water Project (the "Project"). On both occasions, the CPUC denied the Registrant's request for recovery of costs on the terms contained in the Registrant's applications.

                 Through March 31, 1994, the Registrant has incurred approximately $1.6 million in costs on the Project and, in addition, had deposited approximately $1.7 million against future costs of redesigning the Project, should the Registrant withdraw from participation in the Project. Any redesign costs associated with the Registrant's withdrawal from the Project would be borne by the Registrant although the State agency overseeing the construction of the Project has estimated that actual redesign costs will be significantly lower than the amount deposited. The excess deposit, including interest thereon, will be refunded to the Registrant.

                 In light of the CPUC actions and the uncertainty surrounding the Registrant's participation in the Project, the Registrant has established reserves totalling approximately $2.0 million against its previously recorded investment in the Project and the estimated redesign costs. The Registrant currently has entitlement to 3,000 acre-feet of water in the Project and has offered 2,500 of this entitlement for sale. The Registrant is continuing to pursue participation in the Project at a level of 500 acre-feet per year.

  4. The Registrant filed an application for general rate increases in six of its water operating districts in May, 1992. In June, 1993, the CPUC issued its decision and the Registrant requested rehearing on two matters in that decision - the return on rate base and an authorized rate increase for the Registrant's Bay Point water district. The CPUC granted the Registrant's request for rehearing on the two issues and established an interim rate of return on rate base of 9.50% applicable to certain attrition, step rate filings and other earnings test filings with respect to the Registrant's other operating districts.

                 Prior to commencement of hearing on these two matters, the Registrant and the Division of Ratepayer Advocates ("DRA") of the CPUC stipulated to a rate of return on common equity of 10.10%. In addition, the DRA agreed that an increase in the Registrant's Bay Point water district was appropriate with certain modifications as to level of rate base. A final decision on these two matters is not expected until the summer of 1994.

  5. Effective January 1, 1993, the Registrant adopted Statement of Financial Accounting Standards ("SFAS") No. 106 - Employers' Accounting for Postretirement Benefits Other Than Pensions, which requires accrual of the expected costs of providing benefits such as retiree health care over the employees' years of service. SFAS No. 106 also requires the recording, either immediately or on an amortized basis for a period not exceeding 20 years, of a transition obligation for benefits accumulated as a result of employees' past service up to the date of adoption of the statement.

                 Based on a preliminary study by the Registrant's health care actuary, using an 8% discount rate and an 8% health care cost trend rate, the transition obligation for the Registrant's post-retirement medical plans is estimated to be approximately $9.3 million. A one percent (1%) increase in the anticipated health care cost trend assumption results in an estimated increase of approximately $1.9 million in the accumulated postretirement benefits obligation ("APBO"). The Registrant's estimated Net Periodic Postretirement Benefits Cost in 1993 was approximately $1,873,000, including amortization of the transition APBO over a 20 year period.

                 The Registrant, for the three-month period ended March 31, 1994, has capitalized an additional $375,000 of its anticipated Net Periodic Postretirement Benefit Costs for 1994. Since January 1, 1993, the Registrant has capitalized a total of $2,244,000 of its Net Periodic Postretirement Benefit costs.

                 The Registrant has deferred funding any of its SFAS No. 106 liability pending the results of a detailed study of its existing and alternate post-retirement medical plans. Should the annual benefit accrual be reduced as a result of any changes to these plans, the amount of the regulatory asset will be adjusted accordingly. The Registrant is unable to predict the impact, if any, a national health care program would have on its medical plans.

  6.             Effective January 1, 1993, the Registrant adopted SFAS No. 109
                 - Accounting for Income Taxes, establishing new financial accounting standards for income taxes, and requiring a change from the deferred method to the asset and liability method of accounting for income taxes. The effect of the new standard was an increase in assets and liabilities of approximately $22 million, as of January 1, 1993, as the result of recording additional deferred taxes which were offset by the recording of a regulatory asset. Because of the expected regulatory treatment, adoption of SFAS No. 109 is not expected to have a significant impact on the Registrant's results of operations.

  7. Effective January 1, 1994, the Registrant is subject to the reporting requirements of SFAS No. 112 - Employer's Accounting for Post-employment Benefits and SFAS No. 115 - Accounting for Certain Investments in Debt and Equity Securities. The Registrant has determined that it has no reporting obligation under either of the standards.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

               Southern California Water Company (the "Registrant") is a public utility company engaged principally in the purchase, production, distribution and sale of water. The Registrant also distributes electricity in one community. The Registrant, regulated by the California Public Utilities Commission ("CPUC"), was incorporated in 1929 under the laws of the State of California as American States Water Services Company of California as the result of the consolidation of 20 water utility companies. From time to time, additional water companies and municipal water districts have been acquired and properties in limited service areas have been sold. The Registrant's present name was adopted in 1936.

               At March 31, 1994, the Registrant provided service in 17 separate operating districts, 16 of which were water districts and one an electric district, located in 75 communities in ten counties in the State of California. As of that date, about 73% of the Registrant's water customers were located in the greater metropolitan areas of Los Angeles and Orange Counties. The Registrant provided electric service to the City of Big Bear Lake and surrounding areas in San Bernardino County. All electric energy sold is purchased from Southern California Edison Company ("SCE") on a resale rate schedule. The Registrant served 237,153 water customers and 20,087 electric customers at March 31, 1994, or a total of 257,240, customers compared with 256,145 total customers at March 31, 1993.

RESULTS OF OPERATION

               Earnings per common share for the three months ended March 31, 1994 decreased by 34.8% to $0.15 per share as compared to $0.23 per share for the comparable period last year. Earnings for the twelve months ended March 31, 1994 decreased by 12.5% to $1.54 per share as compared to $1.76 per share
for the twelve months ended March 31, 1993.   Excluding a non-recurring
after-tax gain on the sale of the Registrant's Big Bear Water system, earnings per share were $1.63 for the twelve months ended March 31, 1993. Both the three and twelve months ended March 31, 1993 include $0.04 per share related to the recovery of costs in the Registrant's drought memorandum accounts for which there is no counterpart in 1994.

               As compared to the comparable periods last year, water sales volumes for the three months ended March 31, 1994 increased by 13% attributable largely to depressed water sales during the first quarter of 1993 due to the heavy rains experienced in Southern California during January and February of that year. For the twelve months ended March 31, 1994, water sales volumes have increased by 4.6% over the same period last year. Water operating revenues for the three months ended March 31, 1994 increased by 10.5% over the same period last year as a result of the full impact of $2.3 million in rate increases effective in 1993, partial effects of step and attrition rate increases effective in early 1994 and the increased water sales volumes. For the twelve months ended March 31, 1994, water operating revenues increased by 9.3% over the comparable prior period as a result of increased water sales volumes as well as general, step and attrition rate increases.

               Sales of electricity increased by 5.3% and 1.7% for the three and twelve months ended March 31, 1994, respectively, as compared to the same periods last year. Electric operating revenues for the three month period decreased slightly by 0.6% due to refunds from the Registrant's wholesale power supplier which shortened the amortization period over which the Registrant was to collect its supply cost expenses. Electric operating revenues for the twelve months ended March 31, 1994 increased 0.9% due to the increased sales volumes.

               Purchased water costs increased by 48.8% and 31.5% over 1993, respectively, for the three and twelve months ended March 31, 1994, primarily reflecting increases of 47% for the three month period and 10.3% for the twelve month period, in the amount of water purchased. In addition, the increased purchased water costs are affected by higher purchased water rates, the latest series of which were effective in July, 1993. Reduced wholesale water purchases, as a result of voluntary and price-induced conservation during six years of drought, has caused wholesale water rates in the State of California to increase significantly to cover fixed costs of the wholesale water suppliers. The Metropolitan Water District of Southern California, the agency supplying most of the Registrant's water purchases, recently announced an additional seven percent increase in wholesale water rates effective July 1, 1994.

               The costs of power purchased for resale increased by 4.8% for the three months ended March 31, 1994, but declined by 10.7% for the twelve month period ended March 31, 1994. The increase in expenses for the three months ended March 31, 1994 reflects the increase in kilowatt-hour sales. The comparison between the twelve month periods ended March 31, 1994 and March 31, 1993 reflects the effects of approximately $2 million in refunds from the Registrant's wholesale power supplier related to rate cases decided before the Federal Energy Regulatory Commission.

               The costs of power purchased for pumping decreased by 20.2% for the three months ended March 31, 1994 as a result of a 9% decline in water volumes supplied from pumped sources. For the twelve months ended March 31, 1994, expenses for power purchased for pumping increased by 3.6% due to an equivalent increase in the quantity of water volumes supplied through pumped sources.

               Groundwater production assessments, which are 58.2% lower than last year's comparable period for the three months ended March 31, 1994, reflects the decreased amount of water volumes supplied from pumped sources. The 10.5% decrease for the twelve months ended March 31, 1994 is due to changes in the supply mix from pumped sources to purchased sources in those districts which have dual resource availability. In addition, the comparison between periods is affected by the recording, in February, 1993, of approximately $621,000 in additional groundwater assessments related to prior period deliveries. There were no such assessments during 1994.

               A negative charge for the provision for cost adjustment balancing accounts reflects an undercollection of water and electric energy supply costs. The negative charges in this category for both the three and twelve months ended March 31, 1994 are the result of higher supply costs. The Registrant, however, has received approval to increase rates by approximately $12.2 million annually to recover amortization of these previously undercollected expenses.

               Other operating expenses are higher by 7.2% and 3.0%, respectively, for the three and twelve months ended March 31, 1994 as compared to the same periods ended March 31, 1993 due primarily to a net increase in personnel involved in operating and customer service functions.

               During the first quarter of 1994, the Registrant reserved an additional $135,000 against retention rights related to the Registrant's 3,000 acre-feet entitlement in the Coastal Aqueduct extension of the State Water Project ("the Project"). The Registrant has reserved a total of $1,989,000 against previously incurred costs related to the Project during the twelve months ended March 31, 1994 due to denial by the CPUC of the Registrant's requests for participation in the Project and recovery of costs related thereto. See Note 3 of Notes to Financial Statements.

               Administrative and general expenses increased by 14.2% and 10.7% for the three and twelve months ended March 31, 1994, respectively, as compared to the same periods ended March 31, 1993. These periods are each affected by increased personnel and personnel-related expenditures such as health insurance and pension expense. These additional persons are necessitated by increased regulatory, operational and administrative requirements.

               Depreciation expense, increased by 9.9% and 13.3%, respectively, for the three and twelve months ended March 31, 1994 reflecting, among other things, the effects of recording approximately $28 million in net plant additions during 1993, depreciation on which is fully reflected in the three months ended March 31, 1994.

               Taxes on income decreased by approximately 6.7% for the three months ended March 31, 1994 as compared to the three months ended March 31, 1993 as a result of lower pre-tax income. Primarily as a result of a reversal of approximately $1.3 million in previously established tax reserves during the last quarter of 1993, taxes on income are 29.7% less for the twelve months ended March 31, 1994 as compared to the prior period.

               Maintenance expense for the three months ended March 31, 1994 are 22.4% higher than the three months ended March 31, 1993 due primarily to increased maintenance of hydrants in the Registrant's Metropolitan district. The 29.2% increase in maintenance expense for the twelve months ended March 31, 1994 as compared to the prior period reflects the hydrant maintenance previously discussed as well as the Registrant's main flushing and valve exercise programs.

               The Registrant recorded approximately $849,000 in capital gain related to the sale of a former water system during 1992 which is included in the results for the twelve months ended March 31, 1993. There are no similar amounts reflected in the twelve months ended March 31, 1994.

               Interest expense for the three and twelve months ended March 31, 1994 decreased by 18.1% and 1.1%, respectively, over the comparable 1993 time periods primarily as a result of the Registrant's efforts, during the final quarter of 1993, to refinance a substantial portion of its long-term debt at lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

               The Registrant funds the majority of its operating expenses, interest payments on its debt, dividends on its outstanding common and preferred shares and makes its mandatory sinking fund payments through internal sources. These internal sources primarily consist of cash flows from retained earnings plus cash revenues retained by reason of non-cash charges such as deferred taxes, amortization of deferred charges and depreciation. However, because of the seasonal nature of its water and electric businesses, the Registrant utilizes its short-term borrowing capacity on occasion to finance current operating expenses.

               The Registrant continues to fund the majority of its construction expenditures through external sources including short-term bank borrowing, the receipt of contributions-in-aid-of-construction and advances for construction and install-and-convey contracts. For the quarter ended March 31, 1994, receipts of contributions-in-aid-of-construction and advances for construction were approximately $172,000 net of refunds on such advances. For the three months ended March 31, 1994, the Registrant recorded approximately $54,000 in install-and-convey contracts as compared to $79,000 recorded during the same period last year.

               The aggregate short-term borrowing capacity currently available to the Registrant under its three bank lines of credit is $27,068,000. Of this amount, $8,068,000 is available for use in standby letters of credit, with unused amounts available for other short-term borrowing. At March 31, 1994, the Registrant had a total of $17,500,000 in borrowing outstanding under its bank lines of credit, leaving an unused short-term borrowing capacity of $9,568,000. The Registrant anticipates that the amount outstanding will increase in the near term.

               Short-term bank borrowing is used by the Registrant preparatory to executing either a long-term debt or equity issue. The Registrant attempts to maintain a balance equally between debt and equity for both its book capital structure and its regulatory capital structure. In order to do so, the Registrant anticipates it will be necessary to issue long-term debt in order to finance its construction program. The Registrant currently has $13 million, registered with the Securities and Exchange Commission, remaining for issuance under its Medium Term Note Program. In addition, the Registrant is currently investigating opportunities to issue tax-exempt debt.

               In March, 1994, prior to hearings on two matters related to the Registrant's 1992 general rate case applications, the Registrant agreed to stipulate to a return on common equity of 10.10%. Because of the reduced return on common equity, earnings and cash flow of the Registrant may be adversely affected. See "Rates and Regulation."

ACCOUNTING STANDARDS

               Effective January 1, 1994, the Registrant is subject to the Financial Accounting Standards Board's "Statement of Financial Accounting Standards ("SFAS") No. 112 - Employer's Accounting for Post-employment Benefits." The Registrant has determined that SFAS does not presently apply since there are no such benefits, other than those properly accounted for under other reporting requirements. See Note 7 to the Notes for Financial Statements.

               The Registrant was, on January 1, 1994, subject to the reporting requirements of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Registrant has determined that it has no debt security investments that are held-to-maturity or any debt or equity security investments that are either trading securities or available-for-sale securities. See Note 7 to the Notes for Financial Statements.

WATER SUPPLY

               For the three months ended March 31, 1994, the Registrant supplied a total of 35,005 acre-feet of water as compared to 30,767 acre-feet
for the three months ended March 31, 1993.   Of the total 35,005 acre-feet of
water supplied during the first quarter of 1994, approximately 47.3% came from pumped sources and 52.5% was purchased from others, principally the Metropolitan Water District of Southern California ("MWD"). The remaining amount came from the Bureau of Reclamation under a no-cost contract.

               For the twelve months ended March 31, 1994, the Registrant supplied 182,435 acre-feet of water as compared to 173,120 acre-feet for the same period last year. Of the total supplied during the twelve months ended March 31, 1994, approximately 53.3% came from pumped sources, 45.5% came from purchased sources and the remaining amount was supplied from the Bureau of Reclamation.

               The MWD is a water district organized under the laws of the State of California for the purpose of delivering imported water to areas within its jurisdiction which includes most of coastal Southern California from the County of Ventura south to and including San Diego County. The Registrant has 52 connections to the water distribution facilities of MWD and other municipal water agencies. MWD imports water from two principal sources: the Colorado River and the State Water Project ("SWP"). MWD's 1994 allocation of SWP entitlement has increased MWD's projected water supply from 1.92 million acre-feet to 2.21 million acre-feet. In addition, the United States Bureau of Reclamation has approved MWD's full request for Colorado River water, of which MWD plans to use 1.2 million acre-feet. Imported supplies from MWD for 1994 demonstrate good probability of adequate supplies and no rationing of water supplies by MWD is presently anticipated. Available water supplies from the Colorado River and the SWP have historically been sufficient to meet most of MWD's requirements.

               The State of California has enjoyed only one year during the last seven without drought conditions. For the first five months of the water year which began on October 1, 1993, statewide precipitation has averaged 65% of normal. As of March, 1994, mountain snowpack is estimated at 75% of normal; much lower than the 180% of average during the same period last year. Stream runoff is predicted to be below normal at 40% of average. As a result, in May, 1994, the California Department of Water Resources declared a drought watch warning. Offsetting below normal precipitation for the current year, the 155 major reservoirs in the State of California showed storage at 24,240 million acre-feet or 93% of average. As such, the Registrant believes that its water supplies are adequate to meet projected needs.

WATER QUALITY

               The Registrant continues to implement the Lead and Copper rules as promulgated by the United States Environmental Protection Agency ("USEPA"). The second round of sampling for small water systems was recently completed with reduced monitoring in effect for medium-sized and large water systems to begin next quarter. All 41 of the Registrant's water systems are in compliance with the Lead and Copper Rules.

               The Registrant will be subject to new rules pending implementation by the USEPA with respect to radon and arsenic. With respect to the radon rule, the USEPA did not meet its October 1, 1993 deadline for implementation and implementation of the rule is presently the responsibility of the United States Congress. Congress may establish a minimum contaminant level ("MCL") of approximately 1,500 pico-curries per liter for radon in order to implement the rule. At this level, only two of the Registrant's water systems will be affected. The USEPA is presently reviewing data before implementation of the rule on arsenic which is expected by November, 1995. If the MCL for arsenic is established near 2 to 5 parts per billion, as is presently contemplated, nearly all of the Registrant's water systems will be impacted.

               The Registrant will also be subject to new USEPA rules concerning Disinfection/Disinfection ByProducts, expected by June, 1994, and the Information Collection Rule, anticipated by October, 1994.

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

               Water rates of the Registrant vary from district to district due to differences in operating conditions and costs. Each operating district is considered a separate entity for rate-making purposes. The Registrant continuously monitors its operations in all of its districts so that applications for rate changes may be filed, when warranted, on a district-by-district basis in accordance with CPUC procedure. Under the CPUC's practices, rates may be increased by three methods: general rate increases, offsets for certain expense increases and advice letter filings related to certain plant additions. General rate increases typically are for three-year periods and include "step" increases in rates for the second and third years.

               The Registrant filed an application for general rate increases in six of its water operating districts in May, 1992. In June, 1993, the CPUC issued its decision and the Registrant requested rehearing on two matters in that decision - the return on rate base and an authorized rate increase for the Registrant's Bay Point water district. The CPUC granted the Registrant's request for rehearing on the two issues and established an interim rate of return on rate base of 9.50% applicable to certain attrition, step rate filings and other earnings test filings with respect to the Registrant's other operating districts. See Note 4 of Notes to Financial Statements.

               Prior to commencement of hearing on these two matter, which hearing was held March 15, 1994, the Registrant and the Division of Ratepayer Advocates ("DRA") of the CPUC stipulated to a rate of return on common equity of 10.10%. In addition, DRA agreed that an increase in rates applicable to the Registrant's Bay Point water district was appropriate with certain modifications as to the level of rate base. A final decision on these two matters is pending before the CPUC and is not expected until the Summer of 1994.

               The reduced return on common equity may reduce future earnings and cash flow could be significantly and adversely impacted. Consequently, the Registrant may defer certain capital projects that have not been authorized by the CPUC. At present, the Registrant intends, however, to continue with its capital expansion program, including projects previously authorized by the CPUC in prior rate cases, relying on external financing.

               The Registrant anticipates filing applications with the CPUC in 1994 to increase rates by approximately $2.3 million to recover costs associated with implementation of certain recommendations made in a recently completed management audit authorized by the CPUC. The Registrant further anticipates filing for general rate relief including step increases in ten of its water operating districts in 1995. However, the Registrant does not anticipate significant rate relief from such filings until early 1996. No assurance can be given that the CPUC will authorize any or all of the rates for which the Registrant applies.

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

               The laws of the State of California provide for the acquisition of public utility property by governmental agencies through their power of eminent domain, also known as condemnation. On July 9, 1992 the Contra Costa Water District ("CCWD") filed a condemnation action in Contra Costa County Superior Court seeking to acquire the Registrant's Bay Point water district.
A hearing on the necessity of CCWD's actions was held in late October, 1993.
A ruling on that issue was issued on November 1, 1993 which upheld CCWD's resolution of necessity.

               The Registrant and CCWD are continuing negotiations concerning CCWD's condemnation of the Registrant's Bay Point water district. At this time, however, the Registrant is unable to predict the final outcome of those negotiations.

               On May 4, 1993, the County Board of Supervisors of Contra Costa County ("Board of Supervisors") adopted a resolution of necessity to acquire the Registrant's Madison Plant and certain other real property owned by the Registrant in its Bay Point water district. The Contra Costa County Highway Department took possession of the property on September 1, 1993.

               On March 8, 1994, the Registrant and the Board of Supervisors reached a tentative settlement of issues related to their acquisition of the Registrant's Madison Treatment plant. The tentative settlement of $2.3 million includes remuneration to the Registrant for the value of the property taken, severance damages, if any, and reimbursement for treated water purchased from the City of Pittsburg. The amount determined as remuneration for the value of the property taken is to be applied against the value of the Registrant's Bay Point district.

               On October 20, 1993, the Registrant and the Internal Revenue Service ("IRS") reached a settlement on the results of the IRS examination of the Registrant's 1987, 1988 and 1989 tax returns. The Registrant has remitted $438,000 in additional taxes for these years. Additional amounts due in light of the settlement are immaterial. The Registrant signed the settlement agreement in April, 1994 and the IRS is expected to sign in May, 1994.

               The Registrant is also subject to ordinary litigation incidental to its business. Except as disclosed above and in previous filings with the SEC, there are no other material pending legal proceedings, other than such incidental litigation, to which the Registrant is a party or of which any of its properties is the subject which are believed by the Registrant to be material.


ITEM 2.   CHANGES IN SECURITIES

               As of March 31, 1994, earned surplus amounted to $54,753,000. Of this amount, $26,873,000 was restricted as to payment of cash dividends on the Registrant's common shares.

               In January, 1994, the Registrant issued 39,597 common shares pursuant to the terms of the Merger Agreement between the Registrant and Lemon Heights Mutual Water Company ("LHMWC").

               As of March 30, 1994, authorized but unissued common shares includes 109,454 and 92,259 common shares reserved under the Registrant's DRP and 401-k Program, respectively.

  ITEM 3.   DEFAULT UPON SENIOR SECURITIES

               None.

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               At the Annual Meeting of Shareholders, held April 26, 1994, a slate of six directors was elected to serve until the next annual meeting and until their successors are chosen and qualified. The following persons were elected to the Registrant's Board of Directors: W.V. Caveney, F.E. Wicks, R.B. Clark, D.E. Brown, W.M. Kizer and N.P. Dodge, Jr. All directors of the Registrant serve one year terms. No nominee standing for election received less than a 98.4% affirmative vote.

               Also at the Annual Meeting of Shareholders, the shareholders approved, by a 95.03% affirmative vote, an amendment to the Registrant's Bylaws to establish a variable Board of Directors of between five and nine persons, with the exact number of directors to be six until changed by the Board of Directors or the shareholders by amendment of the Articles of Incorporation or Bylaws.

  ITEM 5.   OTHER INFORMATION

               On April 25, 1994, the Board of Directors of the Registrant declared a regular quarterly dividend of $0.30 per common share. The dividend will be paid June 1, 1994 to shareholders of record as of the close of business on May 13, 1994.

  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

               None.

                                   SIGNATURES

               Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer and chief financial officer.



                                    SOUTHERN CALIFORNIA WATER COMPANY



                                    By:    s/ JAMES B. GALLAGHER
                                       -----------------------------
                                              James B. Gallagher
                                           Vice President - Finance,
                                    Chief Financial Officer and Secretary

Date:  May 9, 1994