Form 10-Q
period 1994-06-30
SOUTHERN CALIFORNIA WATER CO
filed 1994-08-11
CIK 92116

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


      For Quarter Ended JUNE 30, 1994       Commission file number 0-1121


                         SOUTHERN CALIFORNIA WATER COMPANY
             (Exact Name of Registrant as specified in its charter)


                    CALIFORNIA                         95-1243678
           -------------------------------        -------------------
           (State or other jurisdiction of         (I.R.S. Employer
           incorporation or organization)         Identification No.)


      630 EAST FOOTHILL BOULEVARD, SAN DIMAS, CALIFORNIA           91773
      --------------------------------------------------         ----------
      (Address of principal executive offices)                   (Zip Code)


      Registrant's telephone number, including area code   (909) 394-3600


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



                     APPLICABLE ONLY TO CORPORATE ISSUERS:

             As of July 31, 1994, the number of shares outstanding
              of the Registrant's Common Shares, Par Value $2.50,
                                 was 7,845,092.

                       SOUTHERN CALIFORNIA WATER COMPANY

                                   FORM 10-Q

                                     INDEX

                                                                        Page No.
                                                                        --------
PART I      FINANCIAL INFORMATION

Item 1:     Financial Statements                                              1

            Balance Sheets as of June 30, 1994 and December 31, 1993      2 - 3

            Statements of Income for the Three Months Ended
              June 30, 1994 and June 30, 1993                                 4

            Statements of Income for the Six Months Ended
              June 30, 1994 and June 30, 1993                                 5

            Statements of Income for the Twelve Months Ended
              June 30, 1994 and June 30, 1993                                 6

            Statements of Cash Flows for the Six Months Ended
              June 30, 1994 and June 30, 1993                                 7

            Notes to Financial Statements                                8 - 10

Item 2:     Management's Discussion and Analysis of Financial Condition
              and Results of Operation                                  11 - 18



PART II     OTHER INFORMATION

Item 1:     Legal Proceedings                                           18 - 19

Item 2:     Changes in Securities                                       19 - 20

Item 3:     Defaults Upon Senior Securities                                  20

Item 4:     Submission of Matters to a Vote of Security Holders              20

Item 5:     Other Information                                                20

Item 6:     Exhibits and Reports on Form 8-K                                 20

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

                       SOUTHERN CALIFORNIA WATER COMPANY
                                 BALANCE SHEETS
                                     ASSETS

                                                   June 30,      December 31,
                                                     1994            1993
                                                  ----------     ------------
                                                  (Unaudited)
UTILITY PLANT, at cost                                   (in thousands)

Water.........................................     $347,156        $341,438
Electric......................................       25,513          24,820
                                                   --------        --------
                                                    372,669         366,258
Less - Accumulated depreciation...............      (88,748)        (84,808)
                                                   --------        --------
                                                    283,921         281,450
Construction work in progress.................       20,017          13,540
                                                   --------        --------
                                                    303,938         294,990
                                                   --------        --------
OTHER PROPERTY AND INVESTMENTS................        2,339             921
                                                   --------        --------
CURRENT ASSETS
  Cash and cash equivalents...................          922           1,726
  Accounts receivable -
    Customers, less reserves of $378
     in 1994 and $370 in 1993.................        8,466           6,815
Other.........................................        2,460           1,520
Unbilled revenue..............................        9,823           8,106
Materials and supplies, at average cost.......        1,328           1,275
Supply cost balancing accounts................        6,757           7,022
Prepayments and other.........................        5,394           6,787
Accumulated deferred income taxes - net.......        1,419           1,279
                                                   --------        --------
                                                     36,569          34,530
                                                   --------        --------
DEFERRED CHARGES
  Regulatory tax-related assets...............       23,214          23,198
  Other deferred charges......................        4,804           4,894
                                                   --------        --------
                                                     28,018          28,092
                                                   --------        --------
                                                   $370,864        $358,533
                                                   ========        ========



      The accompanying notes are an integral part of these financial statements.

                       SOUTHERN CALIFORNIA WATER COMPANY
                                 BALANCE SHEETS
                         CAPITALIZATION AND LIABILITIES

                                                     June 30,      December 31,
                                                       1994            1993
                                                    -----------    ------------
                                                    (Unaudited)

                                                          (in thousands)
CAPITALIZATION
  Common shareholders' equity.................       $115,874        $116,463
  Preferred shares............................          1,600           1,600
  Preferred shares subject to mandatory
   redemption requirements....................            600             600
  Long-term debt..............................         84,189          84,286
                                                     --------        --------
                                                      202,263         202,949
                                                     --------        --------

CURRENT LIABILITIES
  Notes payable to banks......................         24,750          12,000
  Long-term debt and preferred shares
   due within one year........................            415             417
  Accounts payable............................          7,937           9,277
  Taxes payable...............................          3,116           2,950
  Accrued interest............................          1,588           1,178
  Other accrued liabilities...................          7,924           6,846
                                                     --------        --------
                                                       45,730          32,668
                                                     --------        --------

OTHER CREDITS
  Advances for construction...................         54,218          55,295
  Contributions in aid of construction........         25,618          25,011
  Accumulated deferred income taxes - net.....         35,499          34,969
  Unamortized investment tax credits..........          3,623           3,664
  Regulatory tax-related liability............          2,367           2,389
  Other.......................................          1,546           1,588
                                                     --------        --------
                                                      122,871         122,916
                                                     --------        --------
                                                     $370,864        $358,533
                                                     ========        ========



  The accompanying notes are an integral part of these financial statements.

                       SOUTHERN CALIFORNIA WATER COMPANY
                              STATEMENTS OF INCOME
                              FOR THE THREE MONTHS
                          ENDED JUNE 30, 1994 AND 1993
                                  (Unaudited)

                                                       THREE MONTHS ENDED
                                                             JUNE 30,
                                                       ---------------------
                                                        1994          1993
                                                       -------       -------
                                                       (in thousands, except
                                                         per share amounts)
OPERATING REVENUES
   Water.........................................      $28,080       $26,397
   Electric......................................        2,414         2,217
                                                       -------       -------
                                                        30,494        28,614
                                                       -------       -------
OPERATING EXPENSES
    Water.........................................       7,063         6,849
    Power purchased for pumping...................       1,545         1,830
    Power purchased for resale....................         770           992
    Groundwater production assessment.............       1,698         1,546
    Supply cost balancing accounts................       1,479        (1,332)
    Other operating expenses......................       3,074         2,798
    Provision for State Water Project.............         128           950
    Administrative and general expenses...........       3,848         3,317
    Depreciation..................................       2,016         1,864
    Maintenance...................................       1,649         1,553
    Taxes on income...............................       1,703         2,066
    Other taxes...................................       1,258         1,103
                                                       -------       -------
                                                        26,231        23,536
                                                       -------       -------
    Operating income..............................       4,263         5,078
OTHER INCOME......................................         (46)          (75)
                                                       -------       -------
    Income before interest........................       4,217         5,003
INTEREST CHARGES..................................       1,890         2,015
                                                       -------       -------
NET INCOME........................................       2,327         2,988
DIVIDENDS ON PREFERRED SHARES.....................         (25)          (25)
                                                       -------       -------
EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS........      $2,302        $2,963
                                                       =======       =======
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING.....       7,845         6,660
                                                       =======       =======
Earnings Per Common Share.........................       $0.29         $0.44
                                                       =======       =======
Dividends Declared Per Common Share...............      $0.300        $0.300
                                                       =======       =======


  The accompanying notes are an integral part of these financial statements.

                       SOUTHERN CALIFORNIA WATER COMPANY
                             STATEMENTS OF INCOME
                              FOR THE SIX MONTHS
                         ENDED JUNE 30, 1994 AND 1993
                                  (Unaudited)

                                                           SIX MONTHS ENDED
                                                                JUNE 30,
                                                         ---------------------
                                                           1994          1993
                                                         -------       -------
                                                         (in thousands, except
                                                           per share amounts)
OPERATING REVENUES
    Water.............................................   $49,292       $45,587
    Electric..........................................     5,383         5,204
                                                         -------       -------
                                                          54,675        50,791
                                                         -------       -------
OPERATING EXPENSES
    Water purchased ..................................    13,805        11,381
    Power purchased for pumping.......................     2,766         3,361
    Power purchased for resale........................     2,231         2,385
    Groundwater production assessment.................     2,332         3,064
    Supply cost balancing accounts....................       259        (2,897)
    Other operating expenses..........................     6,013         5,540
    Provision for State Water Project.................       263           950
    Administrative and general expenses...............     7,373         6,404
    Depreciation......................................     4,030         3,696
    Maintenance.......................................     3,457         3,030
    Taxes on income...................................     2,494         2,914
    Other taxes.......................................     2,495         2,218
                                                         -------       -------
                                                          47,518        42,046
                                                         -------       -------
    Operating income..................................     7,157         8,745
OTHER INCOME..........................................        (5)          (39)
                                                         -------       -------
    Income before interest charges....................     7,152         8,706
INTEREST CHARGES......................................     3,660         4,176
                                                         -------       -------
NET INCOME............................................     3,492         4,530
DIVIDENDS ON PREFERRED SHARES.........................       (49)          (50)
                                                         -------       -------
EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS............   $ 3,443       $ 4,480
                                                         =======       =======
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING.........     7,839         6,654
                                                         =======       =======
Earnings Per Common share.............................     $0.44         $0.67
                                                         =======       =======
Dividends Declared Per Common Share...................    $0.600        $0.588
                                                         =======       =======

  The accompanying notes are an integral part of these financial statements.

                       SOUTHERN CALIFORNIA WATER COMPANY
                              STATEMENTS OF INCOME
                             FOR THE TWELVE MONTHS
                          ENDED JUNE 30, 1994 AND 1993
                                  (Unaudited)

                                                                              TWELVE MONTHS ENDED
                                                                                   JUNE 30,
                                                                        ------------------------------
                                                                          1994                  1993
                                                                        --------              --------
                                                                             (in thousands, except
                                                                               per share amounts)
    OPERATING REVENUES
        Water. . . . . . . . . . . . . . . . . . . . . . . . . . . .    $101,860              $ 96,071
        Electric . . . . . . . . . . . . . . . . . . . . . . . . . .      10,530                10,291
                                                                        --------              --------
                                                                         112,390               106,362
    OPERATING EXPENSES                                                  --------              --------
        Water purchased. . . . . . . . . . . . . . . . . . . . . . .      31,799                25,417
        Power purchased for pumping. . . . . . . . . . . . . . . . .       7,543                 7,817
        Power purchased for resale . . . . . . . . . . . . . . . . .       3,128                 4,455
        Groundwater production assessment. . . . . . . . . . . . . .       4,553                 5,147
        Supply cost balancing accounts . . . . . . . . . . . . . . .      (4,804)               (6,457)
        Other operating expenses . . . . . . . . . . . . . . . . . .      11,396                11,094
        Provision for State Water Project  . . . . . . . . . . . . .       1,174                   950
        Administrative and general expenses. . . . . . . . . . . . .      14,471                13,226
        Depreciation . . . . . . . . . . . . . . . . . . . . . . . .       7,732                 6,850
        Maintenance. . . . . . . . . . . . . . . . . . . . . . . . .       6,877                 5,549
        Taxes on income. . . . . . . . . . . . . . . . . . . . . . .       5,071                 8,331
        Other taxes. . . . . . . . . . . . . . . . . . . . . . . . .       4,988                 4,418
                                                                        --------              --------
                                                                          93,928                86,797
                                                                        --------              --------
        Operating income . . . . . . . . . . . . . . . . . . . . . .      18,462                19,565
                                                                        --------              --------
    OTHER INCOME
        Net gain on sale of operating properties . . . . . . . . . .          -                    849
        Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .         388                    11
                                                                        --------              --------
                                                                             388                   860
                                                                        --------              --------
        Income before interest charges . . . . . . . . . . . . . . .      18,850                20,425
    INTEREST CHARGES . . . . . . . . . . . . . . . . . . . . . . . .       7,862                 8,127
                                                                        --------              --------
    NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . .      10,988                12,298
    DIVIDENDS ON PREFERRED SHARES. . . . . . . . . . . . . . . . . .         (99)                 (101)
                                                                        --------              --------
    EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS . . . . . . . . . . .    $ 10,889              $ 12,197
                                                                        ========              ========
    WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING. . . . . . . . . .       7,773                 6,644
                                                                        ========              ========
    Earnings Per Common Share  . . . . . . . . . . . . . . . . . . .       $1.40                 $1.84
                                                                        ========              ========
    Dividends Declared Per Common Share  . . . . . . . . . . . . . .      $1.200                $1.163
                                                                        ========              ========

              The accompanying notes are an integral part of these financial statements

                       SOUTHERN CALIFORNIA WATER COMPANY
                              CASH FLOW STATEMENTS
                FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                                  (Unaudited)

                                                                                SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                          -----------------------------
                                                                            1994                 1993
                                                                          --------             --------
                                                                                 (in thousands)
   CASH FLOWS FROM -
     Operating Activities:
       Net income. . . . . . . . . . . . . . . . . . . . . . . . . . .    $  3,492             $  4,530
       Adjustments for non-cash items:
       Depreciation and amortization . . . . . . . . . . . . . . . . .       4,229                3,864
         Deferred income taxes and
           investment tax credits. . . . . . . . . . . . . . . . . . .         311                2,345
         Other - net . . . . . . . . . . . . . . . . . . . . . . . . .      (1,475)              (1,495)
       Changes in assets and liabilities:
         Customer receivables  . . . . . . . . . . . . . . . . . . . .      (2,591)               1,860
         Prepayments . . . . . . . . . . . . . . . . . . . . . . . . .       1,393                1,416
         Supply cost balancing accounts  . . . . . . . . . . . . . . .         265                1,265
         Rationing penalty reserve . . . . . . . . . . . . . . . . . .         -                 (5,015)
         Accounts payable. . . . . . . . . . . . . . . . . . . . . . .      (1,340)               2,134
         Taxes payable . . . . . . . . . . . . . . . . . . . . . . . .         166               (1,476)
         Unbilled revenue  . . . . . . . . . . . . . . . . . . . . . .      (1,717)                  38
         Accrued interest  . . . . . . . . . . . . . . . . . . . . . .         410                  (55)
         Accrued insurance . . . . . . . . . . . . . . . . . . . . . .       1,087                 (381)
         Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .         403                  335
                                                                          --------             --------
            Net Cash Provided  . . . . . . . . . . . . . . . . . . . .       4,633                9,365
                                                                          --------             --------
     Financing Activities:
       Issuance of securities. . . . . . . . . . . . . . . . . . . . .         -                  1,017
       Receipt of advances and contributions . . . . . . . . . . . . .       1,883                  853
       Repayments of long-term debt and
         redemption of preferred shares. . . . . . . . . . . . . . . .         (97)                (154)
       Refunds on advances . . . . . . . . . . . . . . . . . . . . . .      (2,360)              (2,584)
       Net change in notes payable to banks. . . . . . . . . . . . . .      12,750                6,332
       Common and preferred dividends. . . . . . . . . . . . . . . . .      (4,748)              (3,980)
                                                                          --------             --------
            Net Cash Provided. . . . . . . . . . . . . . . . . . . . .       7,428                1,484
                                                                          --------             --------
     Investing Activities:
      Construction . . . . . . . . . . . . . . . . . . . . . . . . . .     (12,865)             (11,069)
                                                                          --------             --------
            Net Cash Used. . . . . . . . . . . . . . . . . . . . . . .     (12,865)             (11,069)
                                                                          --------             --------
     Net Decrease in Cash and Cash Equivalents . . . . . . . . . . . .        (804)                (220)

     Cash and Cash Equivalents, Beginning of period. . . . . . . . . .       1,726                  442
                                                                          --------             --------
     Cash and Cash Equivalents, End of period. . . . . . . . . . . . .    $    922             $    222
                                                                          ========             ========

               The accompanying notes are an integral part of these financial statements.

                       SOUTHERN CALIFORNIA WATER COMPANY
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

  1. For a summary of significant accounting policies and other information relating to these interim financial statements, reference is made to pages 30 through 34 of the 1993 Annual Report to Shareholders under the caption "Notes to Financial Statements."

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

               Through June 30, 1994, the Registrant has incurred $1.8 million in costs related to the Project and had deposited approximately $1.7 million against future costs of the Project.

               In light of the CPUC actions and the uncertainty surrounding the Registrant's participation in the Project, the Registrant has, since June, 1993, established reserves totaling approximately $2.1 million against its previously recorded investment in the Project. In June, 1994, the Registrant signed a Water Supply Agreement to become a participant in the Project at a level of 500 acre-feet. The agreement calls for the Registrant to contribute approximately $650,000 towards the cost of construction of certain Project facilities and related costs plus redesign costs of $190,000. This total cost is to be deducted from the $1.7 million deposit and the balance, plus interest, is to be refunded to the Registrant.

               The Registrant intends to file an application with the CPUC seeking approval of its participation in the Project and authorizing recovery through rates of costs associated with that participation. No assurance can be given that the CPUC will authorize participation in the Project or whether the CPUC will deny or approve recovery through rates of all or any costs associated with such participation.

               The Registrant has entered negotiations for the sale of the remaining 2,500 acre-feet of its total 3,000 acre-foot entitlement in the Project.

 4. The Registrant and the Contra Costa Water District ("CCWD") have entered into an agreement to settle CCWD's condemnation action regarding the Registrant's Bay Point water district. Under the terms of the settlement, the Registrant will continue to own and operate the Bay Point system and CCWD will withdraw its condemnation action. CCWD will construct certain facilities which will be interconnected to the Registrant's system in order to provide a long-term source of supplemental supply for the system. The Registrant will reimburse CCWD for the cost of constructing these facilities. The current estimate of the costs of the facilities is $2.6 million. One-half, or $1.3 million, of this amount will be payable to CCWD in September, 1994 with the balance due in seven equal annual installments beginning with completion of the facilities, anticipated in 1996. The settlement also calls for the Registrant to absorb its litigation costs in the condemnation proceeding. Such costs have been deferred and totaled approximately $435,000, as of June 30, 1994.

              The initial contribution of $1.3 million will be made from a portion of the proceeds of $2.3 million received from the County of Contra Costa for its condemnation of the Registrant's Madison Treatment Plant. The remaining $1 million of proceeds from this action will be credited to the Registrant's supply cost balancing account to offset a portion of the higher cost of purchased water from the City of Pittsburg immediately following the Registrant's loss of the Madison plant capacity in 1993.

              The terms of the settlement with CCWD are subject to CPUC approval. A filing will be made with the CPUC during the third quarter of 1994. The Registrant is unable to predict the outcome of the CPUC's consideration of such an application.

5. The Registrant filed an application for general rate increases in six of its water operating districts in May, 1992. In June, 1993, the CPUC issued its decision and the Registrant requested rehearing on two matters in that decision - the return on rate base and an authorized rate increase for the Registrant's Bay Point water district. The CPUC granted the Registrant's request for rehearing and established an interim rate of return on rate base of 9.50% applicable to certain attrition and step rate filings and other earnings test filings with respect to the Registrant's other operating districts.

              Prior to commencement of hearing on the two matters, the Registrant and the Division of Ratepayer Advocates ("DRA") of the CPUC stipulated to a rate of return on common equity of 10.10%. In addition, the DRA agreed that an increase in rates of the Registrant's Bay Point water district was appropriate with certain modifications. The final decision in this proceeding was issued in June, 1994 upholding the stipulated return on equity and granting a small increase in water rates for the Registrant's Bay Point district.

  6. Effective January 1, 1993, the Registrant adopted Statement of Financial Accounting Standards ("SFAS") No. 106 - Employers' Accounting for Postretirement Benefits Other Than Pensions, which requires accrual of the expected costs of providing benefits such as retiree health care over the employees' years of service.
              SFAS No. 106 also requires the recording, either immediately or on an amortized basis for a period not exceeding 20 years, of a transition obligation for benefits accumulated as a result of employee's past service up to the date of adoption of the statement.

              Based on a study by the Registrant's health care actuary, using an 8% discount rate and an 8% health care cost trend rate, the transition obligation for the Registrant's post-retirement medical plans is estimated to be approximately $9.1 million. A one percent (1%) increase in the anticipated health care cost trend assumption results in an estimated increase of approximately $2.2 million in the accumulated postretirement benefits obligation ("APBO"). The Registrant estimates that its Net Periodic Postretirement Benefit Costs, under the current plans, would approximate $1.7 million, including amortization of the transition APBO over a 20-year period.

              The Registrant, for the six-month period ended June 30, 1994, has capitalized an additional $750,000 of its anticipated Net Periodic Postretirement Benefit Costs for 1994 and is continuing its review of the funding aspects of SFAS No. 106.

              The Registrant has deferred funding any of its SFAS No. 106 liability pending final approval by the Board of Directors of proposed changes to the Registrant's post-retirement medical plans. After such approval, the amount of the regulatory asset will be adjusted accordingly. The Registrant is unable to predict what effects, if any, a national health care program would have on its medical plans.

  7. Effective January 1, 1993, the Registrant adopted SFAS No. 109 - Accounting for Income Taxes, establishing new financial accounting standards for income taxes, and requiring a change from the deferred method to the asset and liability method of accounting for income taxes. The effect of the new standard was an increase in assets and liabilities of approximately $22 million, as of January 1, 1993, as the result of recording additional deferred taxes which were offset by the recording of a regulatory asset. The CPUC has consistently permitted the recovery of previously flowed-through tax benefits. Therefore the Registrant believes that adoption of SFAS No. 109 will not have a significant impact on the Registrant's results of operation.

  8. Effective January 1, 1994, the Registrant is subject to the reporting requirements of SFAS No. 112 - Employer's Accounting for Post-employment Benefits and SFAS No. 115 - Accounting for Certain Investments in Debt and Equity Securities. The Registrant has determined that it has no reporting obligation under either of the standards.

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

                   At June 30, 1994, the Registrant provided service in 17 separate operating districts, 16 of which were water districts and one an electric district, located in 75 communities in ten counties in the State of California. As of that date, about 73% of the Registrant's water customers were located in the greater metropolitan areas of Los Angeles and Orange Counties. The Registrant provided electric service to the City of Big Bear Lake and surrounding areas in San Bernardino County. All electric energy sold is purchased from Southern California Edison Company ("SCE") on a resale rate schedule. The Registrant served 237,576 water customers and 20,119 electric customers at June 30, 1994, or a total of 257,695, customers compared with 256,327 total customers at June 30, 1993.

RESULTS OF OPERATION

                   Earnings per common share for the three months ended June 30, 1994 decreased by 34.0% to $0.29 per share as compared to $0.44 per share for the comparable period last year. For the six months ended June 30, 1994, earnings per share were $0.44 as compared to $0.67 for the six months ended June 30, 1993. Earnings for the twelve months ended June 30, 1994 decreased by 23.7% to $1.40 per share as compared to $1.84 per share for the twelve months
ended June 30, 1993.   Excluding a non-recurring after-tax gain on the sale of
the Registrant's Big Bear Water Systems, earnings per share were $1.71 for the twelve months ended June 30, 1993. The three, six and twelve month periods ended June 30, 1993 also include $0.09, $0.13 and $0.13 per share respectively, related to the recovery of costs in the Registrant's drought memorandum accounts for which there is no counterpart in 1994.

                   As compared to the comparable periods last year, water sales volumes for the six and twelve months ended June 30, 1994 increased by 3.4% and 1.3%, respectively. However, water sales volumes for the three months ended June 30, 1994 decreased by 3.6% compared to the same period last year. Water operating revenues increased by 6.4%, 8.1% and 6.0%, in each of the three periods ended June 30, 1994 respectively, over the same periods of last year as a result of the full impact of $2.3 million in general rate increases effective during 1993, partial effects of step and attrition rate increases effective in early 1994 and the partial effects of $12 million in supply cost offset rate increases effective in March, 1994. In addition, the comparison between the six and twelve month periods is affected by the recording of approximately $467,000 and $950,000 in income in February, 1993 and June, 1993, respectively, related to the recoverability of net revenue losses, caused by drought conditions, and extraordinary conservation expenses.

                   Kilowatt-hour sales of electricity increased by 5.6%, 6.3% and 2.4% for the three, six and twelve months ended June 30, 1994, respectively, as compared to the same periods last year. Electric operating revenues for the three, six and twelve month periods ending June 30, 1994 increased by 8.9%, 3.4% and 2.3%, respectively, over the comparable periods last year as a result of the increased kilowatt-hour sales volumes.

                   Purchased water costs increased by 3.1%, 21.3% and 25.1% over 1993, respectively, for the three, six and twelve months ended June 30, 1994. These increases reflect increases in the amount of water volumes purchased as well as increases in purchased water rates, the latest series of which were effective July 1, 1993. Reduced water purchases generally, as a result of voluntary and price-induced conservation during the drought, has caused wholesale water rates in the State of California to increase significantly to cover fixed costs of the wholesale water suppliers. Recently, the Registrant's major wholesale water supplier announced a seven percent (7%) increase in water rates effective July 1, 1994.

                   The costs of power purchased for pumping decreased by 15.6%, 17.7% and 3.5%, respectively, for the three, six and twelve months ended June 30, 1994 as compared to the same periods ended June 30, 1993 due chiefly to the effects of a decrease in the proportion of total water supplied which comes from pumped sources.

                   As compared to the three, six and twelve months ended June 30, 1993, the costs of power purchased for resale declined by 22.4%, 6.5% and 29.8% for the three, six and twelve months ended June 30, 1994, respectively. The three and six month ended comparisons are affected by approximately $315,000 in refunds from SCE which, for the six month comparison, is partially offset by an increase in kilowatt-hour sales. The twelve month comparison is also affected by additional refunds from SCE of approximately $2 million.

                   Groundwater production assessments are 9.8% higher for the three months ended June 30, 1994 as compared to June 30, 1993 due to the effects of the Registrant's participation in a seasonal storage program. This program allows the Registrant to purchase water from the Metropolitan Water District of Southern California ("MWD"), the Registrant's wholesale water supplier, at a reduced rate, in lieu of pumping water. During the summer months, the Registrant pumps groundwater that it otherwise would have pumped during the winter. The total cost of the seasonal storage water rights program, although it changes the Registrant's resource mix, is less than pumping in the winter and purchasing water from MWD in the summer as the Registrant normally has done. In June, the Registrant began paying for its seasonal storage water rights thereby increasing its groundwater production assessments.

For the six and twelve months ended June 30, 1994, groundwater production assessment decreased by 23.9% and 11.5%, respectively, as compared to prior year periods due primarily to the effects of recording, in February, 1993, approximately $621,000 in additional groundwater assessments related to prior period deliveries. There were no such prior period assessment during 1994.

                   A positive entry for the provision for supply cost balancing accounts reflects recovery of previously under-collected supply costs. The positive entries for both the three and six months ended June 30, 1994 result from approval by the CPUC in March, 1994 of rate increases to collect these amounts. A negative charge for the provision for supply cost balancing accounts reflects an undercollection of water and electric energy supply costs. The negative charge in this category for the twelve months ended June 30, 1994 results from higher purchased water supply costs, supply costs for power purchased for pumping and resale and increased groundwater production assessments which have not yet been collected through rates.

                   Other operating expenses increased by 9.9%, 8.5% and 2.7%, respectively, for the three, six and twelve months ended June 30, 1994 as compared to the same periods ended June 30, 1993 due chiefly to a net increase in personnel involved in various operating and customer service functions.

                   During the second quarter of 1994, the Registrant reserved an additional $128,000 against retention rights associated with the Registrant's 3000 acre-feet entitlement in the State Water Project ("the Project"). The Registrant has reserved a total of $2,124,000 against previously incurred costs related to the Project due to denial by the CPUC of the Registrant's requests for participation in the Project and recovery of costs related thereto. Of this amount, $950,000 was reserved in June, 1993. See Note 3 of the Notes to Financial Statements.

                           Administrative and general expenses increased by
16.0%, 15.1% and 9.4% for the three, six and twelve months ended June 30, 1994, respectively, as compared to the same periods ended June 30, 1993. These periods are each affected by increased personnel necessitated by increased regulatory, operational and administrative requirements as well as associated personnel-related expenditures such as health insurance and increased customer accounting costs.

                   Depreciation expense, increased by 8.2%, 9.0% and 12.9%, respectively, for the three, six and twelve months ended June 30, 1994 reflecting, among other things, the effects of recording approximately $28 million in net plant additions during 1993, depreciation on which is fully reflected in the three and six months ended June 30, 1994.

                   Taxes on income decreased by approximately 17.6%, 14.4% and 39.1%, respectively, for the three, six and twelve months ended June 30, 1994 as compared to the three, six and twelve months ended June 30, 1993 as a result of lower pre-tax income. In addition, the twelve month comparison is affected by a reversal of approximately $1.3 million in previously established tax reserves during the last quarter of 1993.

                   Maintenance expense increased by 6.2%, 14.1% and 23.9% for the three, six and twelve months ended June 30, 1994 as compared to the three, six and twelve months ended June 30, 1993. These increases are primarily a result of work performed on the Registrant's water pumping equipment, emphasis on hydrant maintenance and extensive main flushing and valve exercise programs.

                   Interest expense for the three, six and twelve months ended June 30, 1994 decreased by 6.2%, 12.4% and 3.3%, respectively, over the comparable 1993 time periods primarily as a result of the Registrant's refinancing, during the last quarter of 1993, of a substantial portion of its outstanding long-term debt at lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

                   The Registrant funds the majority of its operating expenses, interest payments on its debt, dividends on its outstanding common and preferred shares and makes its mandatory sinking fund payments through internal sources primarily consisting of cash flows from retained earnings plus cash retained by reason of non-cash charges such as deferred taxes, amortization of deferred charges and depreciation. However, because of the seasonal nature of its water and electric businesses, the Registrant utilizes its short-term borrowing capacity on occasion to finance current operating expenses.

                   The Registrant continues to fund the majority of its construction expenditures through external sources including short-term bank borrowing, the receipt of contributions-in-aid-of-construction and advances for construction and install-and-convey advances. For the quarter ended June 30, 1994, receipts of contributions-in-aid-of-construction and advances for construction were $477,000, net of refunds on such advances. For the three months ended June 30, 1994, the Registrant recorded approximately $58,000 in install-and-convey contracts as compared to $321,000 for the prior year quarter ended June 30, 1993.

                   On June 30, 1994, the aggregate short-term borrowing capacity available to the Registrant under its three bank lines of credit is $27,063,000. Of this amount, $8,063,000 is available for use in standby letters of credit, with unused amounts available for other short-term borrowing. At June 30, 1994, the Registrant had a total of $24,750,000 in borrowing outstanding under its bank lines of credit, leaving an unused short-term borrowing capacity of $2,313,000. In July, 1994, the Registrant sold the remaining $13 million in principal amount authorized under its Medium-Term Note Program. Net proceeds from the sale of these Notes were used to repay short-term bank borrowings thereby increasing the availability of short-term bank borrowing to $15,313,000. It is anticipated that borrowing under the lines of bank credit will continue to increase. The Board of Directors recently authorized an increase in the Registrant's aggregate borrowing capacity to $35 million. The Registrant has been notified by its banks that such an aggregate increase has been approved; thus the Registrant currently has $22,313,000 in unused short-term bank borrowing capacity.

                   The Registrant employs short-term bank borrowing as an interim financing source prior to executing either a long-term debt or equity issue. The Registrant anticipates that it will be necessary, in order to continue to finance its capital expenditure program while maintaining an equal balance between equity and debt in its capital structure, to issue additional long-term debt in 1995. The Registrant anticipates selling such debt in the public market through another Medium-Term Note Program. The Registrant is currently investigating funding a portion of its qualifying capital through issuance of tax-exempt debt.

                   In March, 1994, prior to hearing on two matters related to the Registrant's 1992 general rate case applications, the Registrant agreed to stipulate to a return on common equity of 10.10%. The final decision, issued in June, 1994, upheld the 10.10% return on equity. Please see the section entitled "Rates and Regulation" for more information.

ACCOUNTING STANDARDS

                   Effective January 1, 1994, the Registrant is subject to the Financial Accounting Standards Board's "Statement of Financial Accounting Standards ("SFAS") No. 112 - Employer's Accounting for Post-employment Benefits." The Registrant has determined that SFAS does not presently apply since there are no such benefits, other than those properly accounted for under other reporting requirements. See Note 7 of the Notes to Financial Statements.

                   The Registrant was, on January 1, 1994, subject to the reporting requirements of SFAS No. 115, "Accounting for Certain Investments in
Debt and Equity Securities."   The Registrant has determined that it has no
debt security investments that are held-to-maturity or any debt or equity investments that are either trading securities or available-for-sale securities. See Note 7 of the Notes to Financial Statements.

WATER SUPPLY

                   For the three months ended June 30, 1994, the Registrant supplied a total of 48,217 acre-feet of water as compared to 49,297 acre-feet for the three months ended June 30, 1993. Of the total 48,217 acre-feet of water supplied during the second quarter of 1994, approximately 58.6% came from pumped sources and 40.4% was purchased from others, principally the MWD. The remaining 1% came from the Bureau of Reclamation (the "Bureau") under a no-cost contract.

                   For the six months ended June 30, 1994, the Registrant supplied 83,222 acre-feet of water as compared to 80,064 acre-feet for the same period last year. Of this total amount supplied, 53.9% came from pumped sources, 45.5% was supplied from purchased sources and the remaining amount was supplied from the Bureau.

                   During the twelve months ended June 30, 1994, the Registrant supplied 181,354 acre-feet of water. This amount represent a 3.3% increase from the 175,549 acre-feet supplied during the twelve months ended June 30, 1993. During the twelve month period ended June 30, 1994, 53.6% of total supply came from pumped sources, 45.3% was purchased and the remaining was supplied by the Bureau.

                   The MWD is a water district organized under the laws of the State of California for the purpose of delivering imported water to areas within its jurisdiction which includes most of coastal Southern California from the County of Ventura south to and including San Diego County. The Registrant has 52 connections to the water distribution facilities of MWD and other municipal water agencies. MWD imports water from two principal sources: the Colorado River and the State Water Project ("SWP"). MWD's 1994 allocation of SWP entitlement has increased MWD's projected water supply from 1.92 million acre-feet to 2.21 million acre-feet. In addition, the United States Bureau of Reclamation has approved MWD's full request for Colorado River water, of which MWD plans to use 1.2 million acre-feet. Imported water supplied from MWD demonstrate good probability that no rationing of water supplies by MWD will occur in 1994. Available water supplies from the Colorado River and the SWP have historically been sufficient to meet most of MWD's requirements with the exception of the recent six-year drought.

                   The State of California has enjoyed only one year during the last seven without drought conditions. For the first eight months of the current water year, which began October 1, 1993, statewide precipitation has averaged 65% of normal. Seasonal runoff remains below normal at 40% of average; by comparison, seasonal runoff at this time last year was about 120% of normal. As a result in May, 1994, the California Department of Water Resources declared a drought watch warning. A dry winter period may result in the imposition of water rationing during 1995. However, offsetting below normal precipitation for the current year, the 155 major reservoirs in the State of California show storage at between 24 and 25 million acre-feet or approximately 85% or normal. As such, the Registrant believes that its water supplies are adequate to meet projected current year demands.

WATER QUALITY

                   The Registrant continues to implement the Lead and Copper rules as promulgated by the United States Environmental Protection Agency ("USEPA"). The second round of sampling for small water systems was recently completed with second annual reduced monitoring in effect for medium-sized and large water systems. All 41 of the Registrant's water systems are in compliance with the Lead and Copper Rules.

                   The Registrant will be subject to new rules pending implementation by the USEPA with respect to radon and arsenic. With respect to the radon rule, the USEPA did not meet its October 1, 1993 deadline for implementation of the rule is presently the responsibility of the United States Congress. The Registrant believes that if Congress establishes a minimum contaminant level ("MCL") of approximately 1,500 pico-curies per liter for radon in order to implement the rule, that it will do so within the next sixty days. At this level, only two of the Registrant's systems will be affected. Aeration treatment for the affected systems will be relatively inexpensive. However, the USEPA has recommended a level of 200 pico-curies per liter, which would affect most of the Registrant's wells. The USEPA continues to review data before implementation of the arsenic rule, which implementation is expected by November, 1995. If the MCL is established near 2 to 5 micrograms per liter, as is presently contemplated, nearly all of the Registrant's systems will be impacted. Compliance with such a standard would cause the Registrant to implement costly wellhead remedies or, alternatively, to purchase additional water supplies which are already in compliance, to the extent such supplies are available.

                   The Registrant will also be subject to the new USEPA rules concerning Disinfection/Disinfection By-Products and the Information Collection rule. Compliance with the latter rule, expected in October, 1994, will affect only two of the Registrant's systems with minor paperwork costs. Stage 1 of the Disinfection/Disinfection By-Products rule has been published with an effective date of June, 1998. This rule reduces tri-halomethane contaminants from 100 micrograms per liter to 80 micrograms per liter and affects only two of the Registrant's systems.

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

                  Prior to commencement of hearing on these two matters, which hearing was held March 15, 1994, the Registrant and the Division of Ratepayer Advocates ("DRA") of the CPUC stipulated to a rate of return on common equity of 10.10%. In addition, DRA agreed that an increase in rates applicable to the Registrant's Bay Point water district was appropriate with certain modifications as to the level of rate base. A final decision on these two matters was issued in June, 1994 which upheld the stipulated rate of return on common equity and granted a small increase in water rates applicable to the Registrant's Bay Point water district.

                  The reduced return on common equity may reduce future earnings and cash flow could be significantly and adversely impacted. Consequently, the Registrant may defer certain capital projects that have not been authorized by the CPUC. At present, the Registrant intends, however, to continue with its capital expansion program, including projects previously authorized by the CPUC in prior rate cases, relying on external financing including bank loans.

                  The Registrant filed applications with the CPUC in June, 1994 to increase rates by approximately $2.3 million to recover costs associated with implementation of certain recommendations made in a recently completed management audit authorized by the CPUC. The Registrant, on July 29, 1994, filed for an increase in rates in one of its water operating districts. Final decisions with respect to these filings are expected during the first half of 1995. The Registrant anticipates filing for general rate relief, including step and attrition year increases, in six of its water operating districts in January, 1995. However, the Registrant does not anticipate significant rate relief from such filings until early 1996. No assurance can be given that the CPUC will authorize any or all of the rates for which the Registrant applies.


                                    PART II


ITEM 1.  LEGAL PROCEEDINGS

                  The laws of the State of California provide for the acquisition of public utility property by governmental agencies through their power of eminent domain, also known as condemnation. On July 9, 1992 the Contra Costa Water District ("CCWD") filed a condemnation action in Contra Costa County Superior Court seeking to acquire the Registrant's Bay Point water district. A hearing on the necessity of CCWD's actions was held in late October, 1993. A ruling on that issue was issued on November 1, 1993 which upheld CCWD's actions as necessary.

                  The Registrant and CCWD have entered into a settlement agreement concerning CCWD's condemnation of the Registrant's Bay Point water district. Under the terms of the settlement, the Registrant will continue to own and operate the Bay Point system and CCWD will withdraw its condemnation action. The Registrant is responsible for reimbursing CCWD for additional facilities to provide for a long-term supplemental source of treated water supply for the Registrant's system. The estimated cost of these facilities, based upon the Registrant's current capacity needs, is approximately $2.6 million. One-half, or $1.3 million, will be payable in September, 1994 with the balance payable in 84 monthly installments following completion of the facilities, estimated to be in 1996. The terms of the agreement are subject to approval by the CPUC which approval is not expected before mid 1995.

                  In addition to CCWD's actions, on May 4, 1993, the County Board of Supervisors of Contra Costa County ("Board of Supervisors") adopted a resolution of necessity to acquire the Registrant's Madison Plant and certain other real property owned by the Registrant in its Bay Point district. The Contra Costa Highway Department took possession of the property on September 1, 1993.

                   On March 8, 1994, the Registrant and the Board of Supervisors reached a settlement of issues related to their acquisition of the Registrant's Madison Treatment Plant. The Registrant has received the settlement of $2.3 million, which includes remuneration for the value of the real property taken and reimbursement for treated water purchased from the City of Pittsburg. In addition, the Board of Supervisors agreed to pay nearly $1 million for relocation of certain pipelines owned by the Registrant.

                   The Registrant and the Internal Revenue Service ("IRS") have signed the settlement agreement related to the IRS examination of the Registrant's 1987, 1988 and 1989 tax returns. As part of the settlement, the Registrant was only required to remit $438,000 in additional taxes for those years out of almost $5 million in assessments made by the IRS.

                   The Registrant is also subject to ordinary litigation incidental to its business. Except as disclosed above and in previous filings with the SEC, there are no other pending legal proceedings, other than such incidental litigation, to which the Registrant is a party or of which any of its properties is the subject which are believed by the Registrant to be material.

ITEM 2.   CHANGES IN SECURITIES

                  As of June 30, 1994, earned surplus amounted to $41,508,000. Of this amount, $26,997,000 was restricted as to payment of cash dividends on the Registrant's common shares.

                  As of June 30, 1994, authorized but unissued common shares includes 109,454 and 92,259 common shares reserved for issuance under the Registrant's Dividend Reinvestment and Common Shares Purchase Program and Investment Incentive Program ("401-k"), respectively.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  No matter was submitted during the second quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

ITEM 5.   OTHER INFORMATION

                  On July 25, 1994, the Board of Directors of the Registrant declared a regular quarterly dividend of $0.30 per common share. The dividend will be paid September 1, 1994 to shareholders of record as of the close of business on August 12, 1994. In other actions, the Board of Directors declared regular quarterly dividends of $0.25 per share, $0.265625 per share and $0.3125 per share on its 4%, 4-1/4% and 5% Cumulative Preferred Shares, respectively.

                  On July 25, 1994, the Board of Directors of the Registrant accepted the resignation of William M. Kizer as a member of the Board. Mr. Kizer indicated his desires were to concentrate on his personal endeavors. The Board of Directors is currently interviewing possible candidates to fill the remaining term of Mr. Kizer.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    None.

                                   SIGNATURES



                  Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer and chief financial officer.



                                              SOUTHERN CALIFORNIA WATER COMPANY



                                              By: s/ JAMES B. GALLAGHER
                                                 ---------------------------
                                                     James B. Gallagher
                                                  Vice President - Finance,
                                                 Chief Financial Officer and
                                                          Secretary


             Date:  August 10, 1994