Form 10-Q
period 1994-09-30
SOUTHERN CALIFORNIA WATER CO
filed 1994-11-10
CIK 92116

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


    For Quarter Ended SEPTEMBER 30, 1994       Commission file number 0-1121
                      ------------------                             -------

                      SOUTHERN CALIFORNIA WATER COMPANY
            ------------------------------------------------------
            (Exact Name of Registrant as specified in its charter)


                     CALIFORNIA                         95-1243678
          -------------------------------           -------------------
          (State or other jurisdiction of            (I.R.S. Employer
           incorporation or organization)           Identification No.)


    630 EAST FOOTHILL BOULEVARD, SAN DIMAS, CALIFORNIA          91773
    --------------------------------------------------       ----------
         (Address of principal executive offices)            (Zip Code)


      Registrant's telephone number, including area code   (909) 394-3600
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



                     APPLICABLE ONLY TO CORPORATE ISSUERS:

            As of October 31, 1994, the number of shares outstanding
              of the Registrant's Common Shares, Par Value $2.50,
                                 was 7,845,092.

                       SOUTHERN CALIFORNIA WATER COMPANY

                                   FORM 10-Q

                                     INDEX

                                                                                                               Page No.
                                                                                                               --------
PART I          FINANCIAL INFORMATION
Item 1:         Financial Statements                                                                                  1

                Balance Sheets as of September 30, 1994 and December 31, 1993                                     2 - 3

                Statements of Income for the Three Months Ended
                  September 30, 1994 and September 30, 1993                                                           4

                Statements of Income for the Nine Months Ended
                  September 30, 1994 and September 30, 1993                                                           5

                Statements of Income for the Twelve Months Ended
                  September 30, 1994 and September 30, 1993                                                           6

                Statements of Cash Flows for the Nine Months Ended
                  September 30, 1994 and September 30, 1993                                                           7

                Notes to Financial Statements                                                                    8 - 11

Item 2:         Management's Discussion and Analysis of Financial Condition
                  and Results of Operation                                                                      12 - 20

PART II         OTHER INFORMATION
Item 1:         Legal Proceedings                                                                               20 - 21

Item 2:         Changes in Securities                                                                                21

Item 3:         Defaults Upon Senior Securities                                                                      21

Item 4:         Submission of Matters to a Vote of Security Holders                                                  21

Item 5:         Other Information                                                                               21 - 22

Item 6:         Exhibits and Reports on Form 8-K                                                                     22


                FINANCIAL DATA SCHEDULE UT                                                                           23

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

         It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto in the Registrant's latest Annual Report on Form 10-K.

                       SOUTHERN CALIFORNIA WATER COMPANY
                                 BALANCE SHEETS
                                    ASSETS

                                                SEPTEMBER 30,    DECEMBER 31,
                                                    1994             1993
                                                -------------    ------------
                                                 (Unaudited)
                                                        (in thousands)

UTILITY PLANT, at cost
  Water......................................     $349,725         $341,438
  Electric...................................       25,826           24,820
                                                  --------         --------
                                                   375,551          366,258
  Less - Accumulated depreciation............      (90,768)         (84,808)
                                                  --------         --------
                                                   284,783          281,450
  Construction work in progress..............       22,732           13,540
                                                  --------         --------
                                                   307,515          294,990
                                                  --------         --------
OTHER PROPERTY AND INVESTMENTS...............        2,339              921
                                                  --------         --------

CURRENT ASSETS
  Cash and cash equivalents .................        3,924            1,726
  Accounts receivable -
   Customers, less reserves of $605
      in 1994 and $370 in 1993...............       10,426            6,815
  Other......................................        2,799            1,520
  Unbilled revenue...........................       10,794            8,106
  Materials and supplies, at average cost....        1,294            1,275
  Supply cost balancing accounts.............        5,104            7,022
  Prepayments and other......................        6,889            6,787
  Accumulated deferred income taxes - net....        2,394            1,279
                                                  --------         --------
                                                    43,624           34,530
                                                  --------         --------
Regulatory tax-related assets................       23,183           23,198
Other deferred charges.......................        4,336            4,894
                                                  --------         --------
                                                    27,519           28,092
                                                  --------         --------
                                                  $380,997         $358,533
                                                  ========         ========




   The accompanying notes are an integral part of these financial statements.

                       SOUTHERN CALIFORNIA WATER COMPANY
                                 BALANCE SHEETS
                         CAPITALIZATION AND LIABILITIES

                                          September 30,     December 31,
                                              1994             1993
                                          -------------    -------------
                                           (Unaudited)
                                                (in thousands)
CAPITALIZATION
  Common shareholders' equity                $118,703        $116,463
  Preferred Shares ......................       1,600           1,600
  Preferred shares subject to mandatory
    redemption requirements .............         600             600
  Long-term debt ........................      97,114          84,286
                                             --------        --------
                                              218,017         202,949
                                             --------        --------

CURRENT LIABILITIES

  Notes payable to banks .................     13,500          12,000
  Long-term debt and preferred shares
    due within one year ..................        416             417
   Accounts payable ......................      9,665           9,277
   Taxes payable .........................      6,657           2,950
   Accrued interest ......................      2,746           1,178
   Other accrued liabilities .............      7,552           6,846
                                             --------        --------
                                               40,536          32,668
                                             --------        --------
OTHER CREDITS

  Advances for construction ..............     53,952          55,295
  Contributions in aid of construction ...     25,631          25,011
  Accumulated deferred income taxes - net..    36,117          34,969
  Unamortized investment tax credits......      3,603           3,664
  Regulatory tax-related liability .......      2,356           2,389
  Other...................................        785           1,588
                                             --------        --------
                                              122,444         122,916
                                             --------        --------
                                             $380,997        $358,533
                                             ========        ========





   The accompanying notes are an integral part of these financial statements.

                       SOUTHERN CALIFORNIA WATER COMPANY
                              STATEMENTS OF INCOME
                              FOR THE THREE MONTHS
                       ENDED SEPTEMBER  30, 1994 AND 1993
                                  (Unaudited)

                                                                                        THREE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                    -------------------------
                                                                                       1994          1993
                                                                                      -------       -------
                                                                                        (in thousands, except
                                                                                          per share amounts)
OPERATING REVENUES
    Water.........................................................................    $36,351      $29,395
    Electric......................................................................      2,335        2,334
                                                                                      -------      -------
                                                                                       38,686       31,729
                                                                                      -------      -------
OPERATING EXPENSES
    Water purchased...........................................................         10,181        8,949
    Power purchased for pumping...............................................          2,631        2,582
    Power purchased for resale................................................            968        1,161
    Groundwater production assessment.........................................          1,532        1,430
    Supply cost balancing accounts............................................            710       (2,711)
    Other operating expenses..................................................          3,069        1,429
    Provision for State Water Project.........................................            -            330
    Administrative and general expenses.......................................          4,170        4,655
    Depreciation..............................................................          2,009        1,873
    Maintenance...............................................................          1,855        1,490
    Taxes on income...........................................................          3,566        3,046
    Other taxes...............................................................          1,118        1,252
                                                                                      -------      -------
                                                                                       31,809       25,486
                                                                                      -------      -------
    Operating income...........................................................         6,877        6,243
OTHER INCOME...................................................................           362           39
                                                                                      -------      -------
    Income before interest charges.............................................         7,239        6,282
INTEREST CHARGES...............................................................         2,031        1,943
                                                                                      -------      -------
NET INCOME.....................................................................         5,208        4,339
DIVIDENDS ON PREFERRED SHARES..................................................           (25)         (25)
                                                                                      -------      -------
EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS.....................................       $ 5,183      $ 4,314
                                                                                      =======      =======
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING..................................         7,845        7,623
                                                                                      =======      =======
Earnings Per Common Share......................................................         $0.66        $0.57
                                                                                      =======      =======
Dividends Declared Per Common Share...........................................         $0.300       $0.300
                                                                                      =======      =======



   The accompanying notes are an integral part of these financial statements.

                       SOUTHERN CALIFORNIA WATER COMPANY
                              STATEMENTS OF INCOME
                              FOR THE NINE MONTHS
                       ENDED SEPTEMBER 30, 1994 AND 1993
                                  (Unaudited)

                                                                      NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                   ---------------------------
                                                                     1994                1993
                                                                   -------             -------
                                                                    (in thousands, except
                                                                      per share amounts)
OPERATING REVENUES
  Water.......................................................     $85,643             $74,982
  Electric....................................................       7,718               7,538
                                                                   -------             -------
                                                                    93,361              82,520
                                                                   -------             -------
OPERATING EXPENSES
  Water purchased............................................       23,986              20,329
  Power purchased for pumping................................        5,396               5,943
  Power purchased for resale.................................        3,199               3,546
  Groundwater production assessment..........................        3,865               4,494
  Supply cost balancing accounts.............................          968              (5,608)
  Other operating expenses...................................        9,081               8,282
  Provision for State Water Project..........................          263               1,280
  Administrative and general expenses........................       11,542               9,747
  Depreciation...............................................        6,039               5,569
  Maintenance................................................        5,313               4,520
  Taxes on income............................................        6,060               5,960
  Other taxes................................................        3,613               3,470
                                                                   -------             -------
                                                                    79,325              67,532
                                                                   -------             -------
  Operating income...........................................       14,036              14,988
OTHER INCOME.................................................          357                 -
                                                                   -------             -------
  Income before interest charges.............................       14,393              14,988
INTEREST CHARGES.............................................        5,691               6,120
                                                                   -------             -------
NET INCOME...................................................        8,702               8,868
DIVIDENDS ON PREFERRED SHARES................................          (74)                (75)
                                                                   -------             -------
EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS...................      $ 8,628             $ 8,793
                                                                   =======             =======
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING................        7,841               6,980
                                                                   =======             =======
Earnings Per Common Share....................................        $1.10               $1.26
                                                                   =======             =======
Dividends Declared Per Common Share.........................        $0.900             $0.8875
                                                                   =======             =======

  The accompanying notes are an integral part of these financial statements.

                       SOUTHERN CALIFORNIA WATER COMPANY
                              STATEMENTS OF INCOME
                             FOR THE TWELVE MONTHS
                       ENDED SEPTEMBER 30, 1994 AND 1993

                                  (Unaudited)

                                                        TWELVE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                     --------------------------
                                                       1994              1993
                                                     --------          --------
                                                       (in thousands, except
                                                         per share amounts)
OPERATING REVENUES
  Water.........................................     $108,816          $ 97,536
  Electric......................................       10,531            10,374
                                                     --------          --------
                                                      119,347           107,910
                                                     --------          --------
OPERATING EXPENSES
  Water purchased...............................       33,032            26,062
  Power purchased for pumping...................        7,592             8,136
  Power purchased for resale....................        2,935             4,787
  Groundwater production assessment.............        4,655             5,430
  Supply cost balancing accounts................       (1,384)           (7,847)
  Other operating expenses......................       11,722            10,889
  Provision for State Water Project.............          844             1,280
  Administrative and general expenses...........       15,297            12,609
  Depreciation..................................        7,868             7,109
  Maintenance...................................        7,243             5,736
  Taxes on income...............................        5,592             9,047
  Other taxes...................................        4,854             4,568
                                                     --------          --------
                                                      100,250            87,806
                                                     --------          --------
  Operating income..............................       19,097            20,104
                                                     --------          --------
OTHER INCOME
  Net gain on sale of operating properties......          314               849
  Other.........................................          397                19
                                                     --------          --------
                                                          711               868
                                                     --------          --------
  Income before interest charges................       19,808            20,972
INTEREST CHARGES................................        7,949             8,132
                                                     --------          --------
NET INCOME......................................       11,859            12,840
DIVIDENDS ON PREFERRED SHARES...................          (99)             (101)
                                                     --------          --------
EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS......      $11,760           $12,739
                                                     ========          ========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING...        7,829             6,895
                                                     ========          ========
Earnings Per Common Share.......................        $1.50             $1.85
                                                     ========          ========
Dividends Declared Per Common Share.............       $1.200            $1.175
                                                     ========          ========

  The accompanying notes are an integral part of these financial statements.

                       SOUTHERN CALIFORNIA WATER COMPANY
                              CASH FLOW STATEMENTS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                  (UNAUDITED)

                                                                                   NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                -----------------------
                                                                                   1994          1993
                                                                                ---------     ---------
                                                                                     (in thousands)

CASH FLOWS FROM -
  Operating Activities:
    Net income............................................................      $  8,702      $  8,868

    Adjustments for non-cash items:
     Depreciation and amortization........................................         6,335         5,798
     Deferred income taxes and
       investment tax credits.............................................           (46)        3,906
     Other - net..........................................................        (1,941)       (2,241)

    Changes in assets and liabilities:
     Customer receivables................................................         (4,890)         (369)
     Prepayments.........................................................           (102)         (842)
     Supply cost balancing accounts......................................          1,918        (1,313)
     Rationing penalty reserve...........................................              -        (5,015)
     Accounts payable....................................................            388         1,442
     Taxes payable.......................................................          3,706         2,956
     Unbilled revenue....................................................         (2,688)       (2,703)
     Accrued interest....................................................          1,568           638
     Other...............................................................          1,047         2,685
                                                                                --------      --------
        Net Cash Provided                                                         13,997        13,810
                                                                                --------      --------
   Financing Activities:
      Issuance of securities..............................................        13,000        24,780
      Issuance of long-term debt and lease obligations....................             -         1,113
      Receipt of advances and contributions...............................         1,980         1,353
      Repayments of long-term debt and
        redemption of preferred shares....................................          (173)         (487)
      Refunds on advances.................................................        (2,687)       (2,880)
      Net change in notes payable to banks................................         1,500       (13,168)
      Common and preferred dividends paid.................................        (7,120)       (6,288)
                                                                                --------      --------
        Net Cash Provided                                                          6,500         4,423
                                                                                --------      --------
  Investing Activities:
   Construction expenditures..............................................       (18,299)      (17,471)
                                                                                --------      --------
       Net Cash Used                                                             (18,299)      (17,471)
                                                                                --------      --------
  Net Increase in Cash and Cash Equivalents...............................         2,198           762

  Cash and Cash Equivalents, Beginning of period..........................         1,726           442
                                                                                --------      --------
  Cash and Cash Equivalents, End of period................................      $  3,924      $  1,204
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

         Through September 30, 1994, the Registrant has incurred $1.8 million in costs related to the Project and had deposited approximately $1.7 million against future costs of the Project.

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

         The Registrant intends to file an application with the CPUC in November, 1994 seeking approval of its participation in the Project at the 500 acre-foot level and authorizing recovery of costs associated with that level of participation. No assurance can be given that the CPUC will authorize participation in the Project or whether the CPUC will deny or approve recovery through rates of all or any costs associated with such participation.

         The Registrant has entered negotiations for the sale of the remaining 2,500 acre-feet of its total 3,000 acre-foot entitlement in the Project.

4. The Registrant and the Contra Costa Water District ("CCWD") have entered into an agreement to settle CCWD's condemnation action regarding the Registrant's Bay Point water district. Under the terms of the settlement, the Registrant will continue to own and operate the Bay Point system and CCWD will withdraw its condemnation action. CCWD will construct certain facilities which will be interconnected to the Registrant's system in order to provide a long-term source of supplemental supply for the system. The Registrant will reimburse CCWD for approximately $2.6 million of the total cost of constructing these facilities, currently estimated at $5.0 million. The Registrant paid one-half, or $1.3 million, of its obligation to CCWD on September 2, 1994 with the balance due in seven equal annual installments beginning with completion of the facilities, anticipated in 1996. The settlement also calls for the Registrant to absorb approximately $435,000 in its litigation costs in the condemnation proceeding. The litigation costs were expensed in July, 1994.

         The initial contribution of $1.3 million was provided from a portion of the proceeds of $2.3 million received from the County of Contra Costa for its condemnation of the Registrant's Madison Treatment Plant. The remaining $1 million of proceeds from this action will be credited to the Registrant's supply cost balancing account to offset a portion of the higher cost of purchased water from the City of Pittsburg immediately following the Registrant's loss of its Madison plant capacity in 1993. The $1.3 million in proceeds resulting from the condemnation of its Madison Treatment Plant resulted in a gain of approximately $1 million which, pursuant to established CPUC procedures, was recorded as a permanent reduction to the Registrant's Bay Point rate base.

         The terms of the settlement with CCWD are subject to CPUC approval. A filing will be made with the CPUC during the last quarter of 1994.
         The Registrant is unable to predict the outcome of the CPUC's consideration of such an application.

5. Effective January 1, 1993, the Registrant adopted Statement of Financial Accounting Standards ("SFAS") No. 106 - Employers' Accounting for Postretirement Benefits Other Than Pensions, which requires accrual of the expected costs of providing benefits such as retiree health care over the employees' years of service. SFAS No. 106 also requires the recording, either immediately or on an amortized basis for a period not exceeding 20 years, of a transition obligation for benefits accumulated as a result of employee's past service up to the date of adoption of the statement. Based on a study by the Registrant's health care actuary, using an 8% discount rate and an 8% health care cost trend rate, the transition obligation for the Registrant's post-retirement medical plans is estimated to be approximately $9.1 million. A one percent (1%) increase in the anticipated health care cost trend assumption results in an estimated increase of approximately $2.2 million in the accumulated postretirement benefits obligation ("APBO"). The Registrant estimates that its annual Net Periodic

         Postretirement Benefit Costs, under the current plans, would approximate $1.7 million, including amortization of the transition APBO over a 20-year period.

         The Registrant, for the nine-month period ended September 30, 1994, has capitalized an additional $1,125,000 of its anticipated Net Periodic Postretirement Benefit Costs for 1994 and is continuing its review of the funding aspects of SFAS No. 106. Since January 1, 1993, the Registrant has capitalized a total of $2,625,000 in anticipated Net Periodic Postretirement Benefit Costs.

         The Registrant has deferred funding any of its SFAS No. 106 liability pending final approval by the Board of Directors of possible changes to the Registrant's post-retirement medical plans. However, before a final recommendation is made to the Board of Directors, the Registrant will schedule discussions, during the fourth quarter of 1994, with the CPUC concerning recovery through rates of accrued post-retirement medical plan expenses under alternative plans. Until those discussions are finalized, the outcome of which cannot be predicted at this point in time, the Registrant will continue to capitalize its anticipated Net Periodic Post-retirement Benefit Costs. If recovery through rates of accrued post-retirement medical plan expenses is not allowed, all or a portion of the capitalized costs may need to be expensed. To the extent that the accumulated post-retirement liability is reduced by changes in the plans, the amount of the regulatory asset will be reduced equally. The Registrant is unable to predict what effects, if any, a national health care program would have on its medical plans.

6. The Registrant has been undertaking efforts to implement a new organizational structure designed to address a number of recommendations in a recently completed management audit of the Registrant's operations. The new organization will be more responsive to customer and community concerns and places more direct responsibility in three regional locations. As part of its implementation program, the Registrant anticipates that although the number of employees will be reduced, costs associated with employee severance, early retirement and costs associated with curtailment of post-retirement benefit programs (See Note 5) will be expensed during 1994. However, pending final determination of the number of people involved in each of these programs, the Registrant is unable to determine the magnitude of these costs.

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

9. The Registrant filed applications with the CPUC in June, 1994 to increase rates by approximately $2.3 million to cover the costs associated with implementation of certain recommendations made in a recently completed management audit authorized by the CPUC. In September, the Division of Ratepayer Advocates ("DRA") of the CPUC issued its report on the Registrant's application recommending approximately $1.3 million in rate increases. The Registrant has agreed with DRA's recommendations. The difference primarily relates to costs which will be considered for recovery in general rate case proceedings during 1995. The Registrant intends to continue to work with the DRA to prove the necessity of implementing other management audit recommendations, but will include requests for cost recovery in the normal general rate case process.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

         Southern California Water Company (the "Registrant") is a public utility company engaged principally in the purchase, production, distribution and sale of water. The Registrant also distributes electricity in one community. The Registrant, regulated by the California Public Utilities Commission ("CPUC"), was incorporated in 1929 under the laws of the State of California as American States Water Services Company of California as the result of the consolidation of 20 water utility companies. The Registrant's present name was adopted in 1936. From time to time, additional water companies and municipal water districts have been acquired and properties in limited service areas have been sold or have been the subject of condemnation proceedings. The common shares of the Registrant are traded on the New York
Stock Exchange under the ticker symbol "SCW".   At September 30, 1994, the
Registrant employed 476 persons.

         At September 30, 1994, the Registrant provided service in 17 separate operating districts, 16 of which were water districts and one an electric district, located in 75 communities in ten counties in the State of California. As of that date, about 73% of the Registrant's water customers were located in the greater metropolitan areas of Los Angeles and Orange Counties. The Registrant provided electric service to the City of Big Bear Lake and surrounding areas in San Bernardino County. All electric energy sold is purchased from Southern California Edison Company ("SCE") on a resale rate schedule.

         The Registrant served 237,497 water customers and 20,158 electric customers at September 30, 1994, or a total of 257,655 customers, compared with a total of 256,637 water and electric customers at September 30, 1993.

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

         The Registrant continues to fund the majority of its construction expenditures through external sources including short-term bank borrowing, the receipt of contributions-in-aid-of-construction and advances for construction and install-and-convey advances. For the quarter ended September 30, 1994, the Registrant recorded receipts of contributions-in-aid-of-construction and advances for construction of approximately $97,000 although refunds on such advances were approximately $327,000 during the same period as compared to a net amount of $204,000 for the quarter ending September 30, 1993. For the three months ended September 30, 1994, the Registrant recorded approximately $151,000 in install-and-convey contracts as compared to $131,000 for the prior year quarter ended September 30, 1993.

         The aggregate short-term borrowing capacity currently available to the Registrant under its three bank lines of credit is $35,063,000. Of this amount, $8,063,000 is available for use in standby letters of credit, with unused amounts available for short-term borrowing. At September 30, 1994, the Registrant had a total of $13,500,000 in borrowing outstanding under its bank lines of credit, leaving an unused short-term borrowing capacity of $21,563,000. In July, 1994, the Registrant sold the remaining $13 million in principal amount authorized under its Medium-Term Note Program with the net proceeds from the sale of these Notes used to repay then outstanding short-term bank borrowing. It is anticipated that borrowing under the lines of bank credit will continue to increase during the remainder of 1994 and 1995.

         The Registrant employs short-term bank borrowing as an interim financing source prior to executing either a long-term debt or equity issue. The Registrant anticipates that it will be necessary, in order to continue to finance its capital expenditure program while maintaining a debt-to-equity ratio of approximately 1.0:1.0 in its capital structure, to issue additional long-term debt in 1995. The Registrant anticipates selling such debt either privately or in the public market through another Medium-Term Note Program, although the Registrant is currently investigating funding a portion of its qualifying capital through issuance of tax-exempt debt.

         In March, 1994, prior to hearing on two matters related to the Registrant's 1992 general rate case applications, the Registrant agreed to stipulate to a return on common equity of 10.10%. The final decision, issued in June, 1994, upheld the 10.10% return on equity. While this lower return on equity is anticipated to produce both lower earnings and cash flow, the Registrant received approval, in March, 1994, to increase rates by approximately $12 million annually to recover previously under-recovered supply costs. Due to the balancing account mechanism, these additional revenues are not expected to increase earnings but will significantly increase cash flow. See "Rates and Regulation" for more information.

RESULTS OF OPERATION

         Earnings per common share for the three months ended September 30, 1994 increased by 15.8% to $0.66 per share as compared to $0.57 per share for the comparable period last year. For the nine months ended September 30, 1994, earnings per share were $1.10 as compared to $1.26 for the nine months ended September 30, 1993. Earnings for the twelve months ended September 30, 1994 decreased by 18.9% to $1.50 per share as compared to $1.85 per share for the twelve months ended September 30, 1993. Other income contributed approximately $0.09 per share for the twelve months ended September 30, 1994 as compared to $0.13 per share from other income for the twelve months ended September 30, 1993. In addition, all three periods ended September 30, 1993 include approximately $0.04 per share related to the recovery of costs in the Registrant's drought memorandum accounts for which there is no counterpart in 1994.

         As compared to the comparable periods last year, water sales volumes for the three, nine and twelve months ended September 30, 1994 increased by 16.9%, 9.1% and 6.7%, respectively. However, water operating revenues increased by 23.7%, 14.2% and 11.6%, in each of the three periods ended September 30, 1994 respectively, over the same periods of last year as a result of the full impact of $2.3 million in general rate increases effective during 1993, partial effects of step and attrition rate increases effective in early 1994 and the partial effects of $12 million in supply cost offset rate increases effective in March, 1994. In addition, the comparison between the nine and twelve month periods is affected by the recording of approximately $467,000 and $950,000 in income in February, 1993 and June, 1993, respectively, related to the recoverability of net revenue losses caused by drought conditions and extraordinary conservation expenses.

         Kilowatt-hour sales of electricity increased by 2.0%, 5.7% and 2.9% for the three, nine and twelve months ended September 30, 1994, respectively, as compared to the same periods last year. Electric operating revenues for the nine and twelve month periods ending September 30, 1994 increased by 2.4% and 1.5%, respectively, over the comparable periods last year as a result of the increased kilowatt-hour sales volumes. Electric operating revenues for the three months ended September 30, 1994 were essentially unchanged from the prior period due primarily to a change in the composition of the revenues; a 4% increase in residential and commercial sales was more than offset by an 8% decline in industrial sales.

         Purchased water costs increased by 13.8%, 18.0% and 26.7% over 1993, respectively, for the three, nine and twelve months ended September 30, 1994. These increases reflect increases in the amount of water volumes purchased as well as increases in purchased water rates, the latest series of which were effective July 1, 1994. Reduced water purchases generally, as a result of voluntary and price-induced conservation during the drought, has caused wholesale water rates in the State of California to increase significantly to cover fixed costs of the wholesale water suppliers.

         The costs of power purchased for pumping decreased by 9.2% and 6.7%, respectively, for the nine and twelve months ended September 30, 1994 as compared to the same periods ended September 30, 1993 due chiefly to the effects of a decrease in the proportion of total water supplied which comes from pumped sources. The costs of power purchased for pumping during the three month period ended September 30, 1994 increased by 1.9% from the same period last year as a result of a slight increase in the percentage of water supplied from pumped sources.

         As compared to the three, nine and twelve months ended September 30, 1993, the costs of power purchased for resale declined by 16.6%, 9.8% and 38.7% for the three, nine and twelve months ended September 30, 1994, respectively. The three and nine month ended comparisons are affected by approximately $492,000 in refunds from SCE, which for the nine month comparison has been partially offset by the increased kilowatt-hour sales. The twelve month comparison is also affected by additional refunds from SCE of approximately $2 million included in the twelve months ended September 30, 1994.

         Groundwater production assessments are 7.1% higher for the three months ended September 30, 1994 as compared to September 30, 1993 due primarily to the effects of a 5.4% increase in the volume of pumped water in the Registrant's resource mix. For the nine and twelve months ended September 30, 1994, groundwater production assessment decreased by 14.0% and 14.3%, respectively, as compared to prior year periods due primarily to the effects of recording, in February, 1993, approximately $621,000 in additional groundwater assessments related to prior period deliveries. There were no such prior period assessments during 1994.

         A positive entry for the provision for supply cost balancing accounts reflects recovery of previously under-collected supply costs. The positive entries for both the three and nine months ended September 30, 1994 result from approval by the CPUC in March, 1994 of rate increases to collect previously under-collected supply costs. A credit for the provision for supply cost balancing accounts reflects an undercollection of water and electric energy supply costs. The credit in this category for the twelve months ended September 30, 1994 results from higher purchased water supply costs, supply costs for power purchased for pumping and resale and increased groundwater production assessments which have not yet been collected through rates.

         Other operating expenses increased by 11.9%, 9.6% and 7.6%, respectively, for the three, nine and twelve months ended September 30, 1994 as compared to the same periods ended September 30, 1993 due chiefly to a net increase in personnel involved in various operating and customer service functions.

         During 1994, the Registrant reserved an additional $263,000 against retention rights associated with the Registrant's 3000 acre-feet entitlement in the State Water Project ("the Project"). As of September 30, 1994 the Registrant has reserved a total of $2,124,000 against previously incurred costs related to the Project due to denial by the CPUC of the Registrant's requests for participation in the Project and recovery of costs related thereto. Of this amount, $950,000 was reserved in June, 1993. See Note 3 of the Notes to Financial Statements.

         Administrative and general expenses increased by 24.8%, 18.4% and 21.3% for the three, nine and twelve months ended September 30, 1994, respectively, as compared to the same periods ended September 30, 1993. These periods are each affected by increased personnel necessitated by increased regulatory, operational and administrative requirements as well as associated personnel-related expenditures such as health insurance and increased customer accounting costs. In addition, in 1994 the Registrant has reserved approximately $110,000 against water rights litigation in its Barstow water district as well as in July, 1994, expensed approximately $435,000 in legal costs related to defense against the Bay Point condemnation. See Note 4 of the Notes to Financial Statements.

         Depreciation expense, increased by 7.3%, 8.4% and 10.7%, respectively, for the three, nine and twelve months ended September 30, 1994 reflecting, among other things, the effects of recording approximately $28 million in net plant additions during 1993, depreciation on which is fully reflected in the three and nine months ended September 30, 1994.

         Taxes on income increased by approximately 17.1% and 1.7%, respectively, for the three and nine months ended September 30, 1994 as compared to the three and nine months ended September 30, 1993 as a result of higher pre-tax income. For the twelve months ended September 30, 1994, taxes on income are 38.2% lower than the same period last year. The twelve month comparison is affected by a reversal of approximately $1.3 million in previously established tax reserves during the last quarter of 1993.

         Maintenance expense increased by 24.5%, 17.5% and 26.3% for the three, nine and twelve months ended September 30, 1994 as compared to the three, nine and twelve months ended September 30, 1993. These increases are primarily a result of work performed on the Registrant's water pumping equipment, emphasis on hydrant maintenance and extensive main flushing and valve exercise programs. The Registrant anticipates reducing discretionary maintenance expenditures during the remainder of 1994 and into fiscal year 1995.

         Interest expense for the three months ended September 30, 1994 increased by 4.5% over the same period last year primarily as a result of the sale in July, 1994 of $13 million in 6.40% Notes due 1996. Interest expense for the nine and twelve months ended September 30, 1994 decreased by 7.0% and 2.3%, respectively, over the comparable 1993 time periods primarily as a result of the Registrant's refinancing, during the last quarter of 1993, of a substantial portion of its outstanding long-term debt at lower interest rates.

         In September, 1994 the Registrant included in other income a $357,000 net gain on sale of operating property taken by condemnation. This amount only includes the gain associated with the sale of land. Capacity from the plant was replaced, at no cost to the Registrant, with two new interconnections to the Metropolitan Water District ("MWD").

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

         Prior to commencement of hearing on these two matters, which hearing was held March 15, 1994, the Registrant and the Division of Ratepayer Advocates ("DRA") of the CPUC stipulated to a rate of return on common equity of 10.10%. In addition, DRA agreed that an increase in rates applicable to the Registrant's Bay Point water district was appropriate, with certain modifications as to the level of rate base. A final decision on these two matters was issued in June, 1994 which upheld the stipulated rate of return on common equity and granted a small increase in water rates applicable to the Registrant's Bay Point water district.

         The reduced return on common equity may reduce future earnings and cash flow could be significantly and adversely impacted. Consequently, the Registrant may defer certain capital projects that have not been authorized by the CPUC. The Registrant intends, however, to continue with capital projects previously authorized by the CPUC in prior rate cases.

         In March, 1994, the CPUC authorized an annualized increase in the Registrant's revenues of approximately $12 million to recover previously under-recovered supply costs, including purchased water, electric energy and groundwater production assessments. While these increased revenues are not expected to produce additional earnings, they will significantly increase the Registrant's cash flow. Step and attrition year rate increases authorized in previous general rate cases resulted in additional annualized revenues of approximately $1.6 million.

         The Registrant filed applications with the CPUC in June, 1994 to increase rates by approximately $2.3 million to recover costs associated with implementation of certain recommendations made in a recently completed management audit authorized by the CPUC. On September 21, 1994, the DRA issued its report on the Registrant's application and recommended an $1.1 million increase in rates. After further review, the DRA amended its recommended increase to approximately $1.3 million. The DRA is also providing the opportunity for future recovery of the majority of requested amounts not currently authorized in rates. The Registrant and DRA continue to discuss the merits of the Registrant's application. A final decision on this application is anticipated by the first quarter of 1995. See Note 9 of the Notes to Financial Statements.

         On July 29, 1994, the Registrant filed for an increase in rates in one of its water operating districts. A final decision with respect to this filing is expected during the first half of 1995. The Registrant anticipates filing for general rate relief, including step and attrition year increases, in six of its water operating districts and its electric district in January, 1995. However, the Registrant does not anticipate significant rate relief from such filings until early 1996 and, consequently, expects earnings to remain below those levels experienced in recent years. No assurance can be given, however, that the CPUC will authorize any or all of the rates for which the Registrant applies.

WATER SUPPLY

         Total water supplied by the Registrant for the three months ended September 30, 1994 increased by 6.2% to a total of 60,657 acre-feet of water as compared to 57,125 acre-feet for the three months ended September 30, 1993. Of the total 60,657 acre-feet of water supplied during the third quarter of 1994, approximately 55.3% came from pumped sources and 41.6% was purchased from others, principally the MWD. The remaining 3.1% came from the Bureau of Reclamation (the "Bureau") under a no-cost contract.

         For the nine months ended September 30, 1994, the Registrant supplied 143,879 acre-feet of water as compared to 137,189 acre-feet for the same period last year, or an increase of 4.9%. Of this total amount supplied through September 30, 1994, 54.5% came from pumped sources, 43.9% was supplied from purchased sources and the 1.6% was supplied from the Bureau.

         During the twelve months ended September 30, 1994, the Registrant supplied 184,887 acre-feet of water. This amount represents a 4.6% increase from the 176,753 acre-feet supplied during the twelve months ended September 30, 1993. During the twelve month period ended September 30, 1994, 53.5% of total supply came from pumped sources, 45.2% was purchased and the remaining 1.3% was supplied by the Bureau.

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

         September 30, 1994 marked the end of the 1994 Water Year which began October 1, 1993. The 1994 Water Year has been one of the drier years but would have been worse had it not been for the 8 million acre-feet of reservoir storage used during the year. Reservoir storage at September 30, 1994 stands at 73 percent of average which is slightly above the drought-threshold level of 70 percent. The State of California has enjoyed only one year during the last seven without drought conditions. For the 1994 Water Year, statewide precipitation has averaged 65% of normal while seasonal runoff remains below normal at 40% of average. By comparison, seasonal runoff for the 1993 Water Year was about 120% of normal. The California Department of Water Resources ("DWR") had previously declared a drought watch warning in May, 1994. Although a dry winter period may result in the imposition of water rationing during 1995, the Registrant believes that its water supplies are adequate to meet projected current year demands.

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

         The Registrant will be subject to new rules pending implementation by the USEPA with respect to radon and arsenic. With respect to the radon rule, the USEPA did not meet its October 1, 1993 deadline for implementation of the rule. As a result, the radon rule was to be considered as part of the re-authorization of the Safe Drinking Water Act ("SDWA") presently before the United States Congress. Congress adjourned prior to taking any action with respect to the radon rule. Consequently, the Registrant believes the USEPA will establish a minimum contaminant level ("MCL") of 200 pico-curies per liter, which would affect nearly 75% of the Registrant's 309 wells. The Registrant is currently conducting studies to determine the best treatment for the affected systems which could range from simple aeration to filtration through granulated activated carbon. Implementation of the MCL, however, is postponed for at least a year pending budget appropriation of funds for the USEPA to monitor compliance with the rule.

         The USEPA continues to review data before implementation of the arsenic rule, although a proposed rule is anticipated in April, 1995. If the MCL is established near 2 to 5 micrograms per liter, as is presently contemplated, nearly all of the Registrant's systems will be impacted. Depending on the circumstances associated with each individual well and water system, compliance with such a standard would cause the Registrant to implement costly wellhead remedies such as ion exchange or, alternatively, to purchase additional water supplies already in compliance for blending with well sources.

         The Registrant will also be subject to the new USEPA rules concerning Disinfection/Disinfection By-Products and the Enhanced Surface Water Treatment Rule. Stage 1 of the Disinfection/Disinfection ByProducts rule has been published with an effective date of June, 1998. This rule reduces tri-halomethane contaminants from 100 micrograms per liter to 80 micrograms per liter and effects only two of the Registrant's systems. The proposed Information Collection Rule, originally expected in October, 1994 and which will affect only two of the Registrant's systems with minor paperwork costs, has been temporarily postponed.

         The SDWA requires the USEPA to establish MCL's for twenty-five new contaminants every three years. Another set of standards for contaminants will be proposed in 1995 and will be referred to as "Phase IV". The Registrant believes that the new MCL's will include a primary standard for manganese of approximately 200 part per billion which will affect a majority of the Registrant's systems.

ACCOUNTING STANDARDS

         Effective January 1, 1994, the Registrant is subject to the Financial Accounting Standards Board's "Statement of Financial Accounting Standards ("SFAS") No. 112 - Employer's Accounting for Post-employment Benefits." The Registrant has determined that, as of September 30, 1994, SFAS 112 does not apply since there are no such benefits, other than those properly accounted for under other reporting requirements. See Note 8 of the Notes to Financial Statements.

         The Registrant was, on January 1, 1994, subject to the reporting requirements of SFAS No. 115, "Accounting for Certain Investments in Debt and
Equity Securities."   As of September 30, 1994, the Registrant has determined
that it has no debt security investments that are held-to-maturity or any debt or equity investments that are either trading securities or available-for-sale securities. See Note 8 of the Notes to Financial Statements.


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

         The Registrant and CCWD have entered into a settlement agreement concerning CCWD's condemnation of the Registrant's Bay Point water district. Under the terms of the settlement, the Registrant will continue to own and operate the Bay Point system and CCWD will withdraw its condemnation action. The Registrant is responsible for reimbursing CCWD for additional facilities to provide for a long-term supplemental source of treated water supply for the Registrant's system. The estimated cost of the Registrant's portion of these facilities, based upon the Registrant's current capacity needs, is approximately $2.6 million. One-half, or $1.3 million, was paid in September, 1994 with the balance payable in 84 monthly installments following completion of the facilities, estimated to be in 1996. The terms of the agreement are subject to approval by the CPUC which approval is not expected before mid 1995.

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

ITEM 2.   CHANGES IN SECURITIES

         As of September 30, 1994, earned surplus amounted to $44,717,000. Of this amount, $28,647,000 was restricted, under the most restrictive of the Registrant's credit agreements, as to payment of cash dividends on the common shares of the Registrant.

         As of September 30, 1994, authorized but unissued common shares includes 109,454 and 92,259 common shares reserved for issuance under the Registrant's Dividend Reinvestment and Common Shares Purchase Program and Investment Incentive Program ("401-k"), respectively.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the third quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

ITEM 5.   OTHER INFORMATION

         On October 24, 1994, the Board of Directors of the Registrant declared a regular quarterly dividend of $0.30 per common share. The dividend will be paid December 1, 1994 to shareholders of record as of the close of business on November 14, 1994. In other actions, the Board of Directors declared regular quarterly dividends of $0.25 per share, $0.265625 per share and $0.3125 per share on its 4%, 4-1/4% and 5% Cumulative Preferred Shares, respectively.

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



                                               SOUTHERN CALIFORNIA WATER COMPANY




                                               By: s/   JAMES B. GALLAGHER
                                                   ----------------------------
                                                        James B. Gallagher
                                                     Vice President - Finance,
                                                    Chief Financial Officer and
                                                            Secretary


         Date:  November 10, 1994