Form 10-K405
SOUTHERN CALIFORNIA WATER CO
filed 1995-03-30
CIK 92116

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


  For Fiscal Year Ended DECEMBER 31, 1994       Commission file number 0-1121

                         SOUTHERN CALIFORNIA WATER COMPANY
             (Exact Name of Registrant as specified in its charter)

                CALIFORNIA                                 95-1243678
      --------------------------------                -------------------
       (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                Identification No.)

 630 EAST FOOTHILL BOULEVARD, SAN DIMAS, CALIFORNIA           91773
 --------------------------------------------------         ---------
  (Address of principal executive offices)                  (Zip Code)

      Registrant's telephone number, including area code   (909) 394-3600

       Securities registered pursuant to Section 12(b) of the Act:  NONE

          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON SHARES, $2.50 PAR VALUE
                              Title of Each Class

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [x]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [x]

The aggregate market value of the total voting stock held by non-affiliates of the Registrant was approximately $136,674,000 on February 28, 1995. The closing price per Common Share on that date, as quoted in the Western Edition of The Wall Street Journal, was $17.375. Voting Preferred Shares, for which there is no established market, were valued on February 28, 1995 at $1,257,000 based on a yield of 7.60%. As of February 28, 1995, the number of the Registrant's Common Shares, $2.50 Par Value, outstanding was 7,845,092.

                      DOCUMENTS INCORPORATED BY REFERENCE

         (1) Portions of the Annual Report to Shareholders for the year ended December 31, 1994 as to Part I, Items 1 and 2, and Part II, Items 5, 6, 7 and 8, in each case, as specifically referenced herein.

         (2) Portions of the Proxy Statement filed with the Securities and Exchange Commission on or about March 17, 1995 as to Part III, Items 10, 11, 12 and 13, in each case as specifically referenced herein.

                       SOUTHERN CALIFORNIA WATER COMPANY

                                     INDEX


                                                                                                  Page No.
PART I

Item 1:          Business                                                                            1 - 5
Item 2:          Properties                                                                          5 - 7
Item 3:          Legal Proceedings                                                                       7
Item 4:          Submission of Matters to a Vote of Security Holders                                     7

PART II

Item 5:          Market for Registrant's Common Equity and Related Stockholder Matters                   8
Item 6:          Selected Financial Data                                                                 8
Item 7:          Management's Discussion and Analysis of Financial Condition and
                 Results of Operation                                                                    8
Item 8:          Financial Statements and Supplementary Data                                         8 - 9
Item 9:          Changes in and Disagreements with Accountants on Accounting and
                 Financial Disclosure                                                                    9

PART III

Item 10:         Directors and Executive Officers of the Registrant                                      9
Item 11:         Executive Compensation                                                                  9
Item 12:         Security Ownership of Certain Beneficial Owners and Management                          9
Item 13:         Certain Relationships and Related Transactions                                          9

PART IV

Item 14:         Exhibits, Financial Schedules and Reports on Form 8-K                             10 - 14
                 Signatures                                                                             15

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

         At December 31, 1994, the Registrant, organized into three regions operating within 75 communities and 10 counties in the State of California, provided water service in 17 separate customer service areas and one electric service area. Total population of the service areas on December 31, 1994 was approximately 1,000,000. As of that date, about 67% of the Registrant's water customers were located in the greater metropolitan areas of Los Angeles and Orange Counties. The Registrant provides electric service to the City of Big Bear Lake and surrounding areas in San Bernardino County. All electric energy sold is purchased from Southern California Edison Company.

         The Registrant served 237,905 water customers and 20,331 electric customers at December 31, 1994, or a total of 258,236 customers compared with 257,116 total customers at December 31, 1993 and 255,966 total customers at December 31, 1992. For the year ended December 31, 1994, approximately 91% of the Registrant's operating revenues were derived from water sales and approximately 9% from the sale of electricity, ratios which are generally consistent with prior years. Operating income before taxes on income of the electric district was 7% of the Registrant's total operating income before taxes. The material contained in Note 11 - Business Segments - of the Notes to Financial Statements included in the 1994 Annual Report to Shareholders provides additional information on business segments while Note 12 - Selected Quarterly Financial Data (Unaudited) - of the Notes to Financial Statements included in the 1994 Annual Report to Shareholders provides information regarding the seasonal nature of the Registrant's business. The Notes to Financial Statements are included herein by reference.

         During 1994, the Registrant supplied, from all sources, a total of 185,490 acre-feet of water compared to 178,196 acre feet supplied in 1993 and 172,500 acre feet for 1992. Of the total water supplied in 1994, approximately 43% was purchased from others, principally from member agencies of the Metropolitan Water District of Southern California ("MWD"), and 1.5% was furnished by the Bureau of Reclamation under contract, at no cost, for the Registrant's Arden-Cordova customer service area and to the Registrant's Clearlake customer service area by prescriptive right to water extracted from Clear Lake. The remainder of water supplied was produced from the Registrant's owned wells.

         The MWD is a water district organized under the laws of the State of California for the purpose of delivering imported water to areas within its jurisdictions which include most of coastal Southern California from the County of Ventura south to and including San Diego County. The Registrant has 52 connections to the water distribution facilities of MWD and other municipal water agencies. MWD imports water from two principal sources: the Colorado River and the State Water Project ("SWP"). Available water supplies from the Colorado River and the SWP have historically been sufficient to meet most of MWD's requirements and the significant precipitation thus far through the 1994
- 1995 water year bode well for adequate water supplies at least through 1995. The price of water purchased from MWD, however, is expected to continue to increase. MWD announced a 7% rate adjustment on March 8, 1994, effective for the 1994-1995 fiscal year. In those districts of the Registrant which pump groundwater, overall groundwater conditions remain at adequate levels allowing the Registrant to use groundwater in its resource mix and decrease its dependence on increasingly expensive purchased water.

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

         Water rates of the Registrant vary among its ratemaking districts due to differences in operating conditions and costs. Each ratemaking district is considered a separate entity for rate-making purposes, although the Registrant is considering consolidation of many of its present ratemaking districts in an effort to reduce administrative costs and, consequently, expenses for the ratepayers. The Registrant continuously monitors operations in all of its districts so that applications for rate changes may be filed, when warranted, on a district-by-district basis in accordance with CPUC procedure. Under the CPUC's practices, rates may be increased by three methods - general rate increases, offsets for certain expense increases and advice letter filings related to certain plant additions.

General rate increases typically are for three-year periods and include "step" and "attrition" increases in rates for the second and third years, respectively. General rate increases are established by formal proceedings in which the overall rate structure, expenses and rate base of the district are examined. Rates are based on estimated expenses and capital costs for a forward two-year period. A major feature of the proceedings is the use of an attrition mechanism for setting rates for the third of the three-year test cycle assuming that the costs and expenses will increase in the same proportion over the second year as the increase projected for the second year over the first year. The step rate increases for the second and third years are allowed to compensate for the projected cost increases, but are subject to tests including a demonstration that earnings levels in the district did not exceed the latest rate of return authorized for the Registrant. General rate proceedings typically take about twelve months from the filing of an application to the authorization of new rates.

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

         During 1994, 1993 and 1992, the Registrant's rates for all water ratemaking districts were increased, among other reasons, to directly offset increases in certain expenses, principally purchased water, as well as increased levels of capital improvements. Rates in the Registrant's Bear Valley Electric customer service area have not been changed during the last three years. The table on the following page lists information on rate increases, by major type, granted by CPUC decisions for the Registrant for the last three years:

           Supply        Balancing      General &      Rate Base
            Cost          Account       Step Rate        Offset
Year       Offset      Amortization     Increases      And Others        Total
---------------------------------------------------------------------------------
1992     $2,212,900     $  327,300     $7,767,700     $   692,300     $11,000,200
1993     $  105,500     $  (67,900)    $2,270,700     $    50,000     $ 2,358,300
1994     $9,439,800     $2,847,700     $3,084,600     $(2,070,800)    $13,301,300


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

         Prior to commencement of hearings on these two matters, the Registrant and the Division of Ratepayer Advocates ("DRA") of the CPUC stipulated to a rate of return on common equity of 10.10%. In addition, DRA agreed that an increase in rates applicable to the Registrant's Bay Point water district was appropriate, with certain modifications as to the level of rate base. A final decision on these two matters was issued in June, 1994 which upheld the stipulated rate of return on common equity and granted a small increase in water rates applicable to the Registrant's Bay Point water district.

         The reduced return on common equity contributed to reduced earnings and cash flow for 1994 and may further impact 1995. Consequently, the Registrant has deferred certain capital projects that have not been authorized by the CPUC. The Registrant intends, however, to continue with capital projects previously authorized by the CPUC in prior rate cases.

         In March, 1994, the CPUC authorized an annualized increase in the Registrant's revenues of approximately $12 million to recover previously under-recovered supply costs, including purchased water, electric energy and groundwater production assessments. While these increased revenues did not produce additional earnings, they significantly increased the Registrant's cash flow. However, due to existing CPUC-required earnings tests, the Registrant was required to reduce base rates in two water operating districts to reflect the 9.50% rate of return discussed previously. Step and attrition year rate increases authorized in previous general rate cases resulted in additional annualized revenues of approximately $1.6 million.

         The Registrant filed applications with the CPUC in June, 1994 to increase rates, on a total-Company basis, by approximately $2.3 million to recover costs associated with implementation of certain recommendations made in a recently completed management audit authorized by the CPUC. In September, 1994, the DRA issued its report on the Registrant's application and recommended a $1.1 million increase in rates which, after further review, was increased to approximately $1.3 million. The DRA also provided the opportunity for future recovery of the majority of requested amounts not currently authorized in rates. In February, 1995, the CPUC issued its decision upholding the prior decision of its Administrative Law Judge that the Registrant's application be dismissed without prejudice and that the Registrant is required to seek the same or similar relief in general rate case applications.

         On July 29, 1994, the Registrant filed for a general rate increase in one of its water operating districts. A final decision with respect to this filing is expected during the first half of 1995. The Registrant filed for general rate relief, including step and attrition increases, in six of its water operating districts in March, 1995. These filings also included approximately $2.2 million for recovery of costs associated with implementation of recommendations included in the management audit. The Registrant anticipates filing for general rate relief in its electric district in April, 1995. However, the Registrant does not anticipate significant rate relief from such filings until early 1996. As a result, earnings are expected to remain at or possibly below levels experienced in recent years. Moreover, no assurance can be given that the CPUC will authorize any or all of the rates for which the Registrant applies.

         In June, 1994, the CPUC concluded its own investigation into the financial and operational risks of CPUC-regulated water utilities. As a result of the decision in that proceeding, the Registrant was authorized to add interest, at the 90-day commercial paper rate, on amounts in its cost supply balancing accounts. In addition, by application or as part of a general rate case filing, the Registrant may seek authorization to add to its water quality memorandum accounts prospective water quality costs that are beyond the immediate control of the Registrant.

INDUSTRIAL RELATIONS

         The Registrant had 467 employees as of December 31, 1994. Sixteen employees in the Registrant's Bear Valley Electric customer service area were members of the International Brotherhood of Electrical Workers ("IBEW"). The present labor agreement with the IBEW is effective to June 1, 1996. Fifty-nine of the Registrant's water utility employees in its Metropolitan customer service area are unionized under the Utility Workers of America ("UWA"). The collective bargaining agreement with the UWA expires March 31, 1996. The Registrant has no other unionized employees.

ENVIRONMENTAL MATTERS

         The United States Environmental Protection Agency ("USEPA"), under provisions of the Safe Drinking Water Act as amended (the "SDWA"), is required to establish maximum contaminant levels ("MCL's") for the 83 potential drinking water contaminants initially listed in the SDWA in 1992, and for an additional 25 contaminants every three years thereafter. The California Department of Health Services, acting on behalf of the USEPA, administers the USEPA's program. The Registrant currently tests its wells and water systems for more than 90 contaminants. Water from wells found to contain levels of contaminants above the established MCL's has either been treated or blended before it is delivered to customers.

         The Registrant continues to implement the lead and copper rules as promulgated by the USEPA. The second round of sampling for small water systems was completed with second annual reduced monitoring in effect for medium-sized and large water systems. All 41 of the Registrant's water systems are in compliance with the lead and copper rules.

         Another set of standards for contaminants will be proposed in 1995 and will be referred to as "Phase VI". The Registrant believes that the new MCLs will include a primary standard for manganese of approximately 200 parts per billion which will affect some of the Registrant's systems.

         The Registrant will also be subject to new rules regarding MCLs for radon and arsenic pending implementation by the USEPA. With respect to the radon rule, the USEPA did not meet its October 1, 1993 deadline for implementation of the rule. As a result, the radon rule was to be considered as part of the re-authorization of the SDWA presently before the United States Congress. Congress adjourned prior to taking any action with respect to the radon rule. The Registrant believes the USEPA will consequently establish a MCL of 200 pico-curies per liter, which would affect nearly 75% of the Registrant's wells. The Registrant is currently conducting studies to determine the best treatment for the affected systems which could range from simple aeration to filtration through granulated activated carbon. Implementation of the MCL, however, is postponed for at least a year pending budget appropriation of funds for the USEPA to monitor compliance with the rule. The Registrant is currently unable to predict what ultimate effects, if any, this rule will have on its financial condition or results of operation until the MCL are established.

         The USEPA is continuing its review of data before implementing the arsenic rule. In January, 1995, the USEPA filed in U.S. District Court for a six-year delay of the arsenic rule. While the Registrant is unable to predict the outcome of this action, it is believed that, if required to do so without further research, the USEPA will establish a MCL near 2 to 5 micrograms per liter. At this level, nearly all of the Registrant's wells and water systems will be affected. Depending on the circumstances associated with each individual well and water system, compliance with such a standard could cause the Registrant to implement costly wellhead remedies such as ion exchange or, alternatively, to purchase additional water supplies already in compliance for blending with well sources. The Registrant is currently unable to predict what ultimate effects, if any, this rule will have on its financial condition or results of operation until the MCL is established.

         The Registrant will also be subject to the new USEPA rules concerning Disinfection/Disinfection By-Products and the Enhanced Surface Water Treatment Rule. Stage 1 of the Disinfection/Disinfection By-Products Rule has been published with an effective date of June, 1998. This rule reduces tri-halomethane contaminants from 100 micrograms per liter to 80 micrograms per liter and affects only two of the Registrant's systems. As part of its January, 1995 filing in U.S. District Court, the USEPA requested an extension of time to complete this rule.

         The proposed Information Collection Rule, originally expected in October, 1994 and which will affect only two of the Registrant's water systems with minor paperwork costs, has been temporarily postponed.

         Since promulgation of the SDWA, the Registrant has experienced increased operating costs for testing to determine the levels, if any, of the contaminants in the Registrant's sources of supply and additional expense to lower the level of any contaminants found to a level that meets the MCL standards. Such costs and the control of any other pollutants may cause the Registrant to experience additional capital costs as well as increased operating costs. The rate-making process provides the Registrant with the opportunity to recover capital and operating costs associated with water quality, and management believes that such costs are properly recoverable, although no assurance can be given that the CPUC will authorize all or any of such costs in rates.

         There have been no material environmental matters which affect the Registrant's Bear Valley Electric Service area.

ITEM 2 - PROPERTIES

FRANCHISES, COMPETITION, ACQUISITIONS AND CONDEMNATION OF PROPERTIES

         The Registrant holds the required franchises from the incorporated communities and the counties which it serves. The Registrant holds certificates of public convenience and necessity granted by the CPUC in each of the customer service areas it serves.

         The business of the Registrant is substantially free from direct competition with other public utilities, municipalities and other public agencies. The Registrant's certificates, franchises and similar rights are subject to alteration, suspension or repeal by the respective governmental authorities having jurisdiction.

         The laws of the State of California provide for the acquisition of public utility property by governmental agencies through their power of eminent domain, also known as condemnation. The Registrant has been, within the last three years, involved in activities related to the condemnation of its Bay Point water district by the Contra Costa Water District. The Registrant and the Contra Costa Water District have settled all matters related to this action. Note 8 - Condemnations and Sales of Operating Properties - of the Notes to Financial Statements contained in the 1994 Annual Report to Shareholders, incorporated herein by reference, describes in greater detail the terms of the settlement agreement.

WATER PROPERTIES

         As of December 31, 1994, the Registrant's physical properties consisted of water transmission and distribution systems which included approximately 2,550 miles of pipeline together with services, meters and fire hydrants and approximately 437 parcels of land, generally less than 1 acre each, on which are located wells, pumping plants, reservoirs and other water utility facilities. The Registrant's 41 water systems and operating properties have been maintained and improved in the ordinary course of business. As of December 31, 1994, the Registrant owned and operated 271 active wells equipped with pumps with an aggregate capacity of approximately 180 million gallons per day. Other production facilities include sixteen water treatment plants - five that treat surface water and eleven that treat groundwater. The Registrant has 52 connections to the water distribution facilities of the MWD and other municipal water agencies. The Registrant's storage reservoirs and tanks have an aggregate capacity of approximately 92 million gallons. There are no dams in the Registrant's system. The following table provides, in greater detail, a breakdown of selected water utility plant by customer service area:


                        Pumps            Distribution Facilities         Reservoirs
                   --------------------------------------------------------------------
   District         Well  Booster    Mains       Meters     Hydrants  Tanks   Capacity
---------------------------------------------------------------------------------------
                                     (ft.)                                (1000 gal.)
Arden-Cordova        27     15       440,928       2,150      1,092      3      2,000
Barstow              27     34       852,730      12,016        956     13      5,025
Bay Point             1     14       122,157       4,299        278      7      4,046
Calipatria-Niland     -      9       133,651         666         59      4        300
Claremont            27     36       705,197      12,304      1,139     18     17,367
Clearlake             -     12       185,774       2,465        632      4        867
Desert               19     24       742,148       6,514        552     12      1,500
Los Osos             10     10       195,809       3,272        149      8      1,423
Metropolitan         70     83     4,487,638     122,888      6,792     44     24,263
Ojai                  4     13       233,595       2,615        340      6      1,536
Orange County        30     37     2,084,328      45,387      4,207     16     11,713
San Dimas            12     38     1,173,531      16,759        805     14     10,143
San Gabriel Valley   22     10       543,613      10,569        765      3      1,520
Santa Maria          29     25       934,389      14,696        165      8      3,238
Simi Valley           1     19       457,928      13,004        788      6      6,210
Wrightwood            8      6       211,760       3,525         65      7      1,546
---------------------------------------------------------------------------------------
Total               287    385    13,505,176     273,129     18,784    173     92,697
=======================================================================================

ELECTRIC PROPERTIES

         The Registrant's electric properties are all located in the Big Bear area of San Bernardino County. As of December 31, 1994, the Registrant operated 28.7 miles of overhead 34.5 KV transmission lines, 0.6 miles of underground 34.5 KV transmission lines, 172.4 miles of 4.16 KV or 2.4 KV distribution lines, 39.5 miles of underground cable and 14 sub-stations. There are no generating plants in the Registrant's system.

OFFICE BUILDINGS

         The Registrant's general offices are housed in a single-story office building located in San Dimas, California. The land and the building, which was completed and occupied in early 1990, are owned by the Registrant. The Registrant also owns and occupies certain offices located in its customer service areas while other such offices are housed in leased premises.

MORTGAGE AND OTHER LIENS

         During 1993, the Registrant redeemed all outstanding First Mortgage Bonds and the lien of an indenture securing the Registrant's properties was released. As of December 31, 1994, the Registrant had no mortgage debt outstanding and its properties were free and clear of any encumbrances or liens.

FINANCING OF CONSTRUCTION EXPENDITURES

         The Registrant's construction program is designed to ensure its customers high quality service. The Registrant has an ongoing distribution main replacement program, throughout its customer service areas, based on the priority of leaks detected, fire protection enhancement and a reflection of the underlying replacement schedule. In addition, the Registrant upgrades its electric and water supply facilities and is aggressively scheduling meter replacements in line with CPUC requirements.

         The Registrant anticipates net capital expenditures of approximately $21,800,000, $30,200,000 and $30,600,000 in 1995, 1996 and 1997, respectively.

         During 1994, the Registrant issued no common equity through either a public offering or a private placement or through its Dividend Reinvestment and Common Share Purchase Plan or 401-k Plan. In January, 1994, the Registrant issued 39,597 Common Shares pursuant to the Merger Agreement between the Registrant and Lemon Heights Mutual Water Company.

         During 1993, the Registrant issued 1,107,000 Common Shares in two separate public offerings for aggregate net proceeds of $23,935,000. The net proceeds were applied against then outstanding short-term bank borrowing incurred to temporarily finance construction expenditures.

         The Registrant issued 47,828 and 28,416 Common Shares through its Dividend Reinvestment and Common Share Purchase Plan for the years ended December 31, 1993 and 1992, respectively. In addition, the Registrant issued 7,741 and 7,102 Common Shares in the two years ended December 31, 1993 and 1992, respectively, through its 401-k Plan..

         In May, 1994, the Registrant sold the $13,000,000 in long-term debt remaining under its Medium Term Note Program. During 1993, the Registrant issued $37,000,000 in long-term debt under its Medium Term Note Program, the proceeds of which were used solely to refinance existing higher coupon debt. In 1992, the Registrant entered into a $2,247,000 fixed rate obligation due 2013 for financing construction of a new reservoir serving one of the Registrant's water operating districts.

ITEM 3.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Registrant or any of its subsidiaries is a party or of which any of their properties is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a)     MARKET INFORMATION RELATING TO COMMON SHARES -

                 Information responding to Item 5(a) is included in the 1994 Annual Report to Shareholders, under the caption "Trading of Stock" and located on page 30, filed by the Registrant with the Commission pursuant to Regulation 14A, and is incorporated herein by reference pursuant to General Instruction G(2).

         (b)     APPROXIMATE NUMBER OF HOLDERS OF COMMON SHARES -

                 As of February 28, 1995, there were 5,670 holders of record of Common Shares.

         (c) FREQUENCY AND AMOUNT OF ANY DIVIDENDS DECLARED AND DIVIDEND RESTRICTIONS

                 Information responding to Item 5(c) is included in the 1994 Annual Report to Shareholders, under the caption "Trading of Stock" and located on page 30, filed by the Registrant with the Commission pursuant to Regulation 14A, and is incorporated herein by reference pursuant to General Instruction G(2).
                 For the last three years, the Registrant has paid dividends on its Common Shares on March 1, June 1, September 1 and December 1.

                 Additional information responding to Item 5(c) is included in the 1994 Annual Report to Shareholders, under Note 3 captioned "Common Share Dividend Restriction" located on Page 25 of the Notes to Financial Statements, filed by the Registrant with the Commission pursuant to Regulation 14A, and is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 6.  SELECTED FINANCIAL DATA

         Information responding to Item 6 is included in the 1994 Annual Report to Shareholders, in the section entitled "Financial Information" under the caption "Statistical Review from 1990 to 1994" located on Page 29, filed by the Registrant with the Commission pursuant to Regulation 14A, and is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         Information responding to Item 7 is included in the 1994 Annual Report to Shareholders, under the caption "Management's Discussion and Analysis" located on Pages 13 through 16, filed by the Registrant with the Commission pursuant to Regulation 14A, and is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information responding to Item 8 is included in the 1994 Annual Report to Shareholders, under the following captions located on Pages 18 through 28, filed by the Registrant with the Commission pursuant to Regulation 14A, and is incorporated herein by reference pursuant to General Instruction G(2).

         Balance Sheets - December 31, 1994 and 1993

         Statements of Capitalization  - December 31, 1994 and 1993

         Statements of Income - for the years ended December 31, 1994, 1993 and 1992

         Statements of Changes in Common Shareholders' Equity - for the years ended December 31, 1994, 1993 and 1992

         Statements of Cash Flows - for the years ended December 31, 1994, 1993 and 1992

         Notes to Financial Statements

         Report of Independent Public Accountants

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information responding to Item 10 is included in the Proxy Statement, under the captions "Election of Directors" and "Executive Officers Experience and Compensation", filed by the Registrant with the Commission on or about March 17, 1995 pursuant to Regulation 14A, and is incorporated herein by reference pursuant to General Instruction G(3).

ITEM 11.  EXECUTIVE COMPENSATION

         Information responding to Item 11 is included in the Proxy Statement, under the captions "Executive Officers Experience and Compensation" and "Board Report on Executive Compensation", filed by the Registrant with the Commission on or about March 17, 1995 pursuant to Regulation 14A, and is incorporated herein by reference pursuant to General Instruction G(3).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information responding to Item 12 is included in the Proxy Statement, under the captions "Election of Directors" and "Executive Officers Experience and Compensation", filed by the Registrant with the Commission on or about March 17, 1995 pursuant to Regulation 14A, and is incorporated herein by reference pursuant to General Instruction G(3).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information responding to Item 13 is included in the Proxy Statement, under the caption "Election of Directors", filed by the Registrant with the Commission on or about March 17, 1995 pursuant to Regulation 14A, and is incorporated herein by reference pursuant to General Instruction G(3).

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)     1.       Reference is made to the Financial Statements
                          incorporated herein by reference in Item 8.

                 2. Schedule II, not included in the 1994 Annual Report to Shareholders, and the related report of independent public accountants are included after
                          Item 14 in Part IV. Schedules I, III, IV, and V are omitted as they are not applicable.

                 3.       See (c) below.

         (b) No events have been reported on Form 8-K during the last quarter of the period covered by this report.

         (c)     Exhibits -

                 3.1 By-Laws as Amended to April 30, 1991 incorporated herein by reference to Registrant's Form 10-Q with respect to the quarter ended March 31, 1991. Commission File No. 0-1121

                 3.2 Restated Articles of Incorporation as Amended to December 4, 1990 incorporated herein by reference to Registrant's Form 10-K with respect to the year ended December 31, 1990. Commission File No. 0-1121

                 3.3 Certificate of Ownership dated August 10, 1978 incorporated herein by reference to Registrant's Form 10-K with respect to the year ended December 31, 1990. Commission File No. 0-1121

                 3.4 Certificate of Amendment of Articles of Incorporation dated December 3, 1992 incorporated herein by reference to Registrant's Form 10-K with respect to the year ended December 31, 1992. Commission File No. 0-1121.

                 3.5 Certificate of Amendment of Articles of Incorporation dated February 17, 1994 incorporated herein by reference to Registrant's Form 10-K with respect to the year ended December 31, 1993. Commission File No. 0-1121.

                 4.1 Indenture, dated September 1, 1993 between the Registrant and Chemical Trust Company of California, as trustee, relating to the Registrant's Medium Term Notes, Series A, incorporated herein by reference to Registrant's Form 8-K. Commission File No. 33-62832.

                 10.1 Deferred Compensation Plan for Directors and Executives incorporated herein by reference to Registrant's Registration Statement on Form S-2 (Registration No. 33-5151).

                 10.2 Reimbursement Agreement dated November 1, 1984 between the Registrant and Barclays Bank International Limited incorporated herein by reference to Registrant's Registration Statement on Form S-2 (Registration No. 33-5151).

                 10.3 First Amendment to Reimbursement Agreement dated January 1, 1986 between the Registrant and Barclays Bank PLC (formerly Barclays Bank International Limited) incorporated herein by reference to Registrant's Registration Statement on Form S-2 (Registration No. 33-5151).

                 10.4 Second Amendment to Reimbursement Agreement dated April 9, 1987 between the Registrant and Barclays Bank PLC incorporated herein by reference to Registrant's Form 10-K with respect to the year ended December 31, 1990. Commission File No. 0-1121.

                 10.5 Third Amendment to Reimbursement Agreement dated September 14, 1987 between the Registrant and Barclays Bank PLC incorporated herein by reference to Registrant's Form 10-K with respect to the year ended December 31, 1990. Commission File No. 0-1121.

                 10.6 Fourth Amendment to Reimbursement Agreement dated September 22, 1988 between the Registrant and Barclays Bank PLC incorporated herein by reference to Registrant's Form 10-K with respect to the year ended December 31, 1990. Commission File No. 0-1121.

                 10.7 Fifth Amendment to Reimbursement Agreement dated March 9, 1990 between the Registrant and Barclays Bank PLC incorporated herein by reference to Registrant's Form 10-K with respect to the year ended December 31, 1990. Commission File No. 0-1121.

                 10.8 Sixth Amendment to Reimbursement Agreement dated November 29, 1990 between the Registrant and Barclays Bank PLC incorporated herein by reference to Registrant's Form 10-K with respect to the year ended December 31, 1990. Commission File No. 0-1121.

                 10.9 Second Sublease dated October 5, 1984 between the Registrant and Three Valleys Municipal Water District incorporated herein by reference to Registrant's Registration Statement on Form S-2 (Registration No. 33-5151).

                 10.10 Note Agreement dated as of February 1, 1989 between the Registrant and First Colony Life Insurance incorporated herein by reference to Registrant's Form 10-K with respect to the year ended December 31, 1990. Commission File No. 0-1121.

                 10.11 Schedule of omitted Note Agreement incorporated herein by reference to Registrant's Form 10-K with respect to the year ended December 31, 1990. Commission File No. 0-1121.

                 10.12 Note Agreement dated as of May 15, 1991 between the Registrant and Transamerica Occidental Life Insurance Company incorporated herein by reference to Registrant's Form 10-Q with respect to the quarter ended June 30, 1991. Commission File No. 0-1121.

                 10.13 Schedule of omitted Note Agreements incorporated herein by reference to Registrant's Form 10-Q with respect to the quarter ended June 30, 1991. Commission File No. 0-1121.

                 10.14 Agreement for Financing Capital Improvement dated as of June 2, 1992 between the Registrant and Three Valleys Municipal Water District incorporated herein by reference to Registrant's Form 10-K with respect to the year ended December 31, 1992. Commission File No. 0-1121.

         *       10.15    Water Supply Agreement dated as of June 1, 1994
                          between the Registrant and Central Coast Water
                          Authority.

         *       10.16    Retirement Plan for Non-Employee Directors of
                          Southern California Water Company, as amended,
                          January 25, 1995

         *       13.      Portions of the Annual Report to Shareholders for the
                          year ended December 31, 1994 which are expressly incorporated herein by reference.

                 21. Subsidiaries of Registrant - Exhibit not included as subsidiaries in the aggregate are not significant.

         *       23.      Consent of Independent Public Accountants.

         *       27.      Schedule UT

                 28. Dividend Reinvestment and Common Share Purchase Plan incorporated herein by reference to Registrant's Post-Effective Amendment No. 1 to Form S-3 (Registration No. 33-42218)

         (d)     None.
                 ___________
                 * Filed herewith

                       SOUTHERN CALIFORNIA WATER COMPANY

               SCHEDULE II - RESERVES FOR UNCOLLECTIBLE ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992





---------------------------------------------------------------------
        DESCRIPTION                      1994       1993       1992
---------------------------------------------------------------------
                                          (dollars in thousands)
Balance at beginning of year            $ 370      $ 333      $ 261
  Provision charged to expense            765        706        489
  Accounts written off,
    net of recoveries                    (716)      (699)      (417)
---------------------------------------------------------------------
Balance at end of year                  $ 419      $ 370      $ 333
=====================================================================


                   REPORT OF  INDEPENDENT PUBLIC ACCOUNTANTS
                          ON THE SUPPLEMENTAL SCHEDULE



To the Shareholders and the Board of Directors
 Of Southern California Water Company:

We have audited, in accordance with generally accepted auditing standards, the financial statements included in Southern California Water Company's Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 16, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Part IV of this Form 10-K is the responsibility of management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                                       ARTHUR ANDERSEN LLP



Los Angeles, California
February 16, 1995

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SOUTHERN CALIFORNIA WATER COMPANY


                                       By: s/ JAMES B. GALLAGHER   .
                                          --------------------------
                                          James B. Gallagher
                                          Vice President - Finance,
                                          Chief Financial Officer and
                                          Secretary

                                       Date:  March 24, 1995

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

s/         W. V. CAVENEY                    .      Date:    March 24, 1995
-------------------------------------------
                W. V. Caveney
            Chairman of the Board
                 and Director

s/         FLOYD E. WICKS                  .                March 24, 1995
------------------------------------------
           Floyd E. Wicks
   Principal Executive Officer;
  President and Chief Executive
       Officer and Director

s/         JAMES B. GALLAGHER           .                   March 24, 1995
---------------------------------------
               James B. Gallagher
         Principal Financial Officer
   and Principal Accounting Officer;
          Vice President - Finance,
Chief Financial Officer  and Secretary

s/         DONALD E. BROWN               .                  March 24, 1995
----------------------------------------
          Donald E. Brown, Director

s/         R. BRADBURY CLARK            .                   March 24, 1995
---------------------------------------
          R. Bradbury Clark, Director

s/         N. P. DODGE, JR.                   .             March 24, 1995
---------------------------------------------
       N. P. Dodge, Jr., Director