Form 10-Q
period 1995-03-31
SOUTHERN CALIFORNIA WATER CO
filed 1995-05-12
CIK 92116

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


      For Quarter Ended MARCH 31, 1995       Commission file number 0-1121


                         SOUTHERN CALIFORNIA WATER COMPANY
             ------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)


                  CALIFORNIA                         95-1243678
        --------------------------------        -------------------
         (State or other jurisdiction of         (I.R.S. Employer
          incorporation or organization)        Identification No.)


   630 EAST FOOTHILL BOULEVARD, SAN DIMAS, CALIFORNIA           91773
   --------------------------------------------------         ---------
        (Address of principal executive offices)              (Zip Code)


   Registrant's telephone number, including area code   (909) 394-3600
                                                      -----------------


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



                     APPLICABLE ONLY TO CORPORATE ISSUERS:

             As of April 30, 1995, the number of shares outstanding
              of the Registrant's Common Shares, Par Value $2.50,
                                 was 7,845,092.

                       SOUTHERN CALIFORNIA WATER COMPANY

                                   FORM 10-Q

                                     INDEX

                                                                                                           PAGE NO.
                                                                                                           --------
PART I          FINANCIAL INFORMATION

Item 1:         Financial Statements                                                                             1

                Balance Sheets as of March 31, 1995 and December 31, 1994                                    2 - 3

                 Statements of Income for the Three Months Ended
                   March 31, 1995 and March 31, 1994                                                             4

                 Statements of Income for the Twelve Months Ended
                   March 31, 1995 and March 31, 1994                                                             5

                 Cash Flow Statements for the Three Months Ended
                   March 31, 1995 and March 31, 1994                                                             6

                 Notes to Financial Statements                                                               7 - 8

Item 2:         Management's Discussion and Analysis of Financial Condition
                  and Results of Operation                                                                  9 - 15



PART II         OTHER INFORMATION

Item 1:         Legal Proceedings                                                                               15

Item 2:         Changes in Securities                                                                           15

Item 3:         Defaults Upon Senior Securities                                                                 16

Item 4:         Submission of Matters to a Vote of Security Holders                                             16

Item 5:         Other Information                                                                               16

Item 6:         Exhibits and Reports on Form 8-K                                                                16

                Signatures                                                                                      17

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

                       SOUTHERN CALIFORNIA WATER COMPANY
                                 BALANCE SHEETS
                                     ASSETS

                                                                          MARCH 31,            DECEMBER 31,
                                                                            1995                   1994
                                                                         -----------          -------------
                                                                         (Unaudited)
                                                                                (in thousands)
UTILITY PLANT, at cost

  Water...........................................................        $356,829               $356,666
  Electric........................................................          27,922                 26,642
                                                                          --------               --------
                                                                           384,751                383,308
  Less - Accumulated depreciation.................................         (95,248)               (92,679)
                                                                          --------               --------
                                                                           289,503                290,629
  Construction work in progress...................................          28,301                 24,250
                                                                          --------               --------
                                                                           317,804                314,879
                                                                          --------               --------
OTHER PROPERTY AND INVESTMENTS....................................             921                    921
                                                                          --------               --------
CURRENT ASSETS
  Cash and cash equivalents.......................................           1,035                  2,344
  Accounts receivable -
    Customers, less reserves of $264
      in 1995 and $419 in 1994....................................           8,091                  8,889
  Other...........................................................           1,863                  2,015
  Unbilled revenue................................................           6,993                  9,560
  Materials and supplies, at average cost.........................           1,295                  1,232
  Supply cost balancing accounts..................................           6,806                  7,008
  Prepayments and other...........................................           6,115                  6,578
  Accumulated deferred income taxes - net.........................           2,422                  2,461
                                                                          --------               --------
                                                                            34,620                 40,087
                                                                                                 --------
DEFERRED CHARGES
  Regulatory tax-related assets..................................           23,073                 23,105
  Other deferred charges.........................................            5,061                  4,635
                                                                          --------               --------
                                                                            28,134                 27,740
                                                                          --------               --------
                                                                          $381,479               $383,627
                                                                          ========               ========



      The accompanying notes are an integral part of these financial statements.

                       SOUTHERN CALIFORNIA WATER COMPANY
                                 BALANCE SHEETS
                         CAPITALIZATION AND LIABILITIES

                                                                                        MARCH 31,               DECEMBER 31,
                                                                                          1995                     1994
                                                                                       -----------              ------------
                                                                                       (Unaudited)
                                                                                                   (in thousands)
CAPITALIZATION
  Common shareholders'..........................................................         $117,154                  $118,962
  Preferred ....................................................................            1,600                     1,600
  Preferred shares subject to mandatory redemption requirements.................              560                       560
  Long-term ....................................................................           92,751                    92,891
                                                                                         --------                  --------
                                                                                          212,065                   214,013
                                                                                         --------                  --------
CURRENT LIABILITIES
  Notes payable to .............................................................           25,000                    19,500
  Long-term debt and preferred shares due within one year.......................            2,524                     4,624
  Accounts .....................................................................            5,081                     8,448
  Taxes ........................................................................            4,026                     5,635
  Accrued ......................................................................            1,427                     1,885
  Other accrued ................................................................            7,477                     6,504
                                                                                         --------                  --------
                                                                                           45,535                    46,596
                                                                                         --------                  --------

OTHER CREDITS
  Advances for .................................................................           54,908                    54,503
  Contributions in aid of.......................................................           25,510                    25,567
  Accumulated deferred income taxes - net ......................................           36,850                    36,252
  Unamortized investment tax ...................................................            3,561                     3,582
  Regulatory tax-related .......................................................            2,333                     2,352
                                                                                              717                       762
                                                                                         --------                  --------
                                                                                          123,879                   123,018
                                                                                         --------                  --------
                                                                                         $381,479                  $383,627
                                                                                         ========                  ========



      The accompanying notes are an integral part of these financial statements.

                       SOUTHERN CALIFORNIA WATER COMPANY
                              STATEMENTS OF INCOME
                              FOR THE THREE MONTHS
                         ENDED MARCH 31, 1995 AND 1994
                                  (UNAUDITED)

                                                                                                 THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                          --------------------------------
                                                                                           1995                     1994
                                                                                          -------                 --------
                                                                                               (in thousands, except
                                                                                                 per share amounts)
OPERATING REVENUES
    Water..........................................................................       $21,699                  $21,212
    Electric.......................................................................         3,141                    2,969
                                                                                          -------                  -------
                                                                                           24,840                   24,181
                                                                                          -------                  -------
OPERATING EXPENSES
    Water purchased ................................................................        5,381                    6,742
    Power purchased for pumping ....................................................        1,450                    1,221
    Power purchased for resale......................................................        1,503                    1,460
    Groundwater production assesment................................................        1,294                      635
    Supply cost balancing accounts .................................................          190                   (1,220)
    Other operating expenses........................................................        2,962                    2,939
    Provision for State Water Project...............................................          -                        135
    Administrative and general expenses.............................................        3,987                    3,524
    Depreciation....................................................................        2,124                    2,014
    Maintenance.....................................................................        1,655                    1,808
    Taxes on income.................................................................          409                      791
    Other taxes.....................................................................        1,036                    1,237
                                                                                          -------                  -------
                                                                                           21,991                   21,286
                                                                                          -------                  -------
    Operating income................................................................        2,849                    2,895
OTHER INCOME........................................................................            6                       41
                                                                                          -------                  -------
    Income before interest charges..................................................        2,855                    2,936
INTEREST CHARGE.....................................................................        2,284                    1,770
                                                                                          -------                  -------
NET INCOME..........................................................................          571                    1,166
DIVIDENDS ON PREFERRED SHARES.......................................................           24                       25
                                                                                          -------                  -------
EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS..........................................      $   547                  $ 1,141
                                                                                          =======                  =======
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING.......................................        7,845                    7,834
                                                                                          =======                  =======
Earnings Per Common Share ..........................................................      $  0.07                  $  0.15
                                                                                          =======                  =======
Dividends Declared Per Common Share.................................................      $  0.30                  $  0.30
                                                                                          =======                  =======


     The accompanying notes are an integral part of these financial statements.

                       SOUTHERN CALIFORNIA WATER COMPANY
                              STATEMENTS OF INCOME
                             FOR THE TWELVE MONTHS
                         ENDED MARCH 31, 1995 AND 1994
                                  (UNAUDITED)

                                                              TWELVE MONTHS ENDED
                                                                   MARCH 31,
                                                          ------------------------------
                                                           1995                  1994
                                                          --------              --------
                                                             (in thousands, except
                                                               per share amounts)
OPERATING REVENUES
    Water...........................................      $112,574              $100,176
    Electric........................................        10,760                10,333
                                                          --------              --------
                                                           123,334               110,509
                                                          --------              --------
OPERATING EXPENSES
    Water purchased.................................        29,408                31,585
    Power purchased for pumping.....................         4,769                 3,349
    Power purchased for resale......................         7,813                 7,829
    Groundwater production assessment...............         6,116                 4,401
    Supply cost balancing accounts .................         1,910                (7,616)
    Other operating expenses........................        12,170                11,120
    Provision for State Water Project...............          (331)                1,989
    Administrative and general expenses.............        14,703                13,946
    Depreciation....................................         8,160                 7,580
    Maintenance.....................................         6,763                 6,781
    Taxes on income.................................         8,483                 5,434
    Other taxes.....................................         4,487                 4,833
                                                          --------              --------
                                                           104,451                91,231
                                                          --------              --------
    Operating income................................        18,883                19,278
                                                          --------              --------
OTHER INCOME
    Net gain on sale of operating properties........           313                     -
    Other...........................................          (112)                  358
                                                          --------              --------
                                                               201                   358
                                                          --------              --------
    Income before interest charges..................        19,084                19,636
INTEREST CHARGES...................................          8,341                 7,988
                                                          --------              --------
NET INCOME..........................................        10,743                11,648
DIVIDENDS ON PREFERRED SHARES.......................            98                   100
                                                          --------              --------
EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS..........      $ 10,645              $ 11,548
                                                          ========              ========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING.......         7,845                 7,478
                                                          ========              ========
Earnings Per Common Share...........................         $1.36                 $1.54
                                                          ========              ========
Dividends Declared Per Common Share.................         $1.20                 $1.20
                                                          ========              ========

      The accompanying notes are an integral part of these financial statements.

                       SOUTHERN CALIFORNIA WATER COMPANY
                              CASH FLOW STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                  (UNAUDITED)

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                            -----------------------------
                                                                               1995                1994
                                                                            ---------           ---------
                                                                                  (in thousands)
CASH FLOWS FROM -
  Operating Activities:
    Net income.........................................................      $   571              $ 1,166
    Adjustments for non-cash items:
      Depreciation and amortization....................................        2,203                2,107
      Deferred income taxes and
        investment tax credits.........................................          608                  911
      Other - net......................................................         (408)                (542)
    Changes in current assets and liabilities:
      Accounts receivable .............................................          950                  357
      Prepayments......................................................          463                  710
      Supply cost balancing accounts...................................          202               (1,216)
      Accounts payable.................................................       (3,367)              (1,475)
      Taxes payable....................................................       (1,609)              (1,604)
      Unbilled revenue.................................................        2,567                  492
      Other............................................................          220                  702
                                                                             -------              -------
      Net Cash Provided................................................        2,400                1,608
                                                                             -------              -------
  Financing Activities:
    Issuance of  securities............................................            -                  673
    Receipt of advances and contributions..............................          417                  749
    Repayments of long-term debt and
      redemption of preferred shares...................................       (2,240)                 (77)
    Refunds on advances................................................          (27)                (577)
    Net change in notes payable to banks...............................        5,500                5,500
    Common and preferred dividends paid................................       (2,228)              (2,216)
                                                                             -------              -------
         Net Cash Provided.............................................        1,422                4,052
                                                                             -------              -------
  Investing Activities:
  Construction expenditures............................................       (5,131)              (7,185)
                                                                             -------              -------
         Net Cash Used.................................................       (5,131)              (7,185)
                                                                             -------              -------
  Net Decrease in Cash and Cash Equivalents............................       (1,309)              (1,525)
  Cash and Cash Equivalents, Beginning of Period.......................        2,344                1,726
                                                                             -------              -------
  Cash and Cash Equivalents, End of Period.............................      $ 1,035              $   201
                                                                             =======              =======




      The accompanying notes are an integral part of these financial statements.

                       SOUTHERN CALIFORNIA WATER COMPANY
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

  1. For a summary of significant accounting policies and other information relating to these interim financial statements, reference is made to pages 24 through 28 of the 1994 Annual Report to Shareholders under the caption "Notes to Financial Statements."

  2. Earnings per Common Share are based on the weighted average number of Common Shares outstanding during each period and net income after deducting preferred dividend requirements.

  3. In June, 1994, the Registrant signed a Water Supply Agreement to become a participant in the Coastal Aqueduct Extension of the State Water Project (the "Project") at a level of 500 acre-feet. The Registrant's current investment for this level of participation is $935,000 and is included in utility plant.

               The Registrant intends to file an application with the California Public Utilities Commission ( the "CPUC") seeking approval of its participation in the Project and authorizing recovery through rates of costs associated with that participation. No assurance can be given that the CPUC will authorize participation in the Project or whether the CPUC will deny or approve recovery through rates of all or any costs associated with such participation.

               The Registrant has entered negotiations for the sale of the remaining 2,500 acre-feet of its total 3,000 acre-foot entitlement in the Project, which sale must also be approved by the CPUC.

 4. The Registrant and the Contra Costa Water District ("CCWD") have entered into an agreement which settles CCWD's condemnation action regarding the Registrant's Bay Point water system. Under the terms of the settlement, the Registrant will continue to own and operate the Bay Point system and CCWD withdrew its condemnation action. CCWD is obligated to construct certain facilities which will be interconnected to the Registrant's system in order partially to provide a long-term source of supplemental supply for the system. The Registrant will reimburse CCWD for the cost of constructing these facilities. The Registrant's portion of the current estimated cost of the facilities is $2.6 million. One-half, or $1.3 million, of this amount was paid to CCWD in September, 1994 with the balance due in seven equal annual installments beginning with completion of the facilities, anticipated in 1996. The total project cost is estimated at $5 million.

               The initial contribution of $1.3 million was made from a portion of the proceeds of $2.3 million received from the County of Contra Costa for its condemnation of the Registrant's Madison Treatment Plant. The remaining $1 million of proceeds from the condemnation was credited to the Registrant's supply cost balancing account to offset a portion of the higher cost of purchased water from the City of Pittsburg immediately following the Registrant's loss of the Madison plant capacity in 1993.

               The terms of the settlement with CCWD are subject to CPUC approval. The Registrant is unable to predict the outcome of the CPUC's consideration of this matter.

  5. The Registrant filed for increased rates in six of its water districts in March, 1995 and anticipates filing for increased rates in its electric district during the third quarter of 1995. The Registrant does not anticipate significant rate relief from such filings until early 1996. See the section entitled "Rates and Regulation" for more information.

  6. Effective January 1, 1993, the Registrant adopted Statement of Financial Accounting Standards ("SFAS") No. 106 - Employers' Accounting for Postretirement Benefits Other Than Pensions, which requires accrual of the expected costs of providing benefits such as retiree health care over the employees' years of service. As a result, the Registrant amended its retiree medical plan substantially reducing benefits for those current employees retiring after September 1, 1995. No such benefits will be available to employees hired on or after February 1, 1995.

               Based on a study performed by the Registrant's health care actuary, using a 7.5% discount rate and an sliding scale for health care cost trends starting at 12%, declining by 1% annually for the next six years and remaining at 6% thereafter, the transition obligation for the Registrant's post-retirement medical plan, after giving effect to the changes discussed above, is estimated to be approximately $5.1 million. A one percent (1%) increase in the anticipated health care cost trend assumption results in an estimated increase of approximately $656,000 in the accumulated postretirement benefits obligation ("APBO"). The Registrant estimates that its Net Periodic Postretirement Benefit Costs, under the plan as amended, would approximate $600,000, including amortization of the transition APBO over a 20-year period.

               The Registrant, for the three-month period ended March 31, 1995, has capitalized an additional $125,000 of its anticipated Net Periodic Postretirement Benefit Costs for 1995. The CPUC has issued a decision which provides for the recovery in rates of tax- deductible contributions to a separately trusteed fund.
               The Registrant is evaluating presently available funding vehicles. Due to the amendments to the Registrant's plans as described above, it is estimated that substantially all of the SFAS No. 106 costs will be currently recoverable in rates.

  7.           Effective January 1, 1995, the Registrant is subject to SFAS No.
               119 - Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments. The Registrant has no derivative financial instruments, financial instruments with off- balance sheet risk or financial instruments with concentrations of credit risk and, therefore, this standard will have no present impact on the Registrant's results of operation or financial condition.

  8. In March 1995, the FASB issued SFAS No. 121 - Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of. This Statement imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. The Registrant anticipates adopting this standard on January 1, 1996 and does not expect that adoption will have a material impact on the financial position or results of operations of the Registrant based on the current regulatory structure in which the Registrant operates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

               Southern California Water Company (the "Registrant") is a public utility company engaged principally in the purchase, production, distribution and sale of water (SIC No. 4941). The Registrant also distributes electricity in one community. The Registrant, regulated by the California Public Utilities Commission ("CPUC"), was incorporated on December 31, 1929 under the laws of the State of California as American States Water Services Company of California as the result of the consolidation of 20 water utility companies. From time to time, additional water companies and municipal water districts have been acquired and properties in limited service areas have been sold. The Registrant's present name was adopted in 1936.

               At March 31, 1995, the Registrant, organized into three regions operating within 75 communities and 10 counties in the State of California, provided water service in 21 customer service areas. As of that date, about 73% of the Registrant's water customers were located in the greater metropolitan areas of Los Angeles and Orange Counties. The Registrant provided electric service to the City of Big Bear Lake and surrounding areas in San Bernardino County. All electric energy sold is purchased from Southern California Edison Company ("SCE") on a resale rate schedule. The Registrant served 237,576 water customers and 20,119 electric customers at March 31, 1995, or a total of 257,695, customers compared with 256,327 total customers at March 31, 1994.

RESULTS OF OPERATION

               Earnings per common share for the three months ended March 31, 1995 decreased by 52.1% to $0.07 per share as compared to $0.15 per share for the comparable period last year. Earnings for the twelve months ended March 31, 1995 decreased by 12.1% to $1.36 per share as compared to $1.54 per share for the twelve months ended March 31, 1994.

               As compared to the comparable period last year, water sales volumes for the three months ended March 31, 1995 decreased by 3.3% due primarily to the unusually heavy rains experienced in the Registrant's customer service areas during the first quarter of 1995. In spite of the decrease in water sales volumes, water operating revenues increased by 2.3% for the three months ended March 31, 1995. As compared to last year, water sales volumes increased by 5.1% for the twelve months ended March 31, 1995 and water operating revenue for the period increased by 12.4%. The increases in revenues are a result of the effects of $12 million in supply cost offset rate increases effective in March, 1994 and the effects of step and attrition rate increases effective in early 1994. See the section entitled "Rates and Regulation" for more information.

               Kilowatt-hour sales of electricity increased by 1.9% and 2.8% for the three and twelve months ended March 31, 1995, respectively, as compared to the same periods last year. As a result of the increased kilowatt-hour sales and a slight change in the mix of those sales in favor of residential and commercial, electric operating revenues for the three and twelve month periods ending March 31, 1995 increased by 5.8% and 4.1%, respectively, over the comparable periods last year.

               Purchased water costs decreased by 20.2% and 6.9%, respectively, for the three and twelve months ended March 31, 1995 as compared to the same periods ending in 1994. These decreases reflect reductions in purchased water volumes due to the unusually heavy winter rains and the Registrant's increased reliance on its owned sources of supply to reduce costs as well as the Registrant's participation last year in a seasonal storage program.

               The costs of power purchased for pumping increased by 18.8% and 42.4%, respectively, for the three and twleve months ended March 31, 1995 as compared to the same period ended March 31, 1994 due chiefly to the effects of an increase in the amount of total water supplied which came from pumped groundwater sources.

               As compared to the three and twelve months ended March 31, 1994, the costs of power purchased for resale increased by 2.9% for the three months ended March 31, 1995 chiefly as a result of the increased kilowatt-hour sales volumes. For the twelve months ended March 31, 1995, the costs of power purchased for resale decreased slightly by 0.2% as compared to the same period last year.

               Groundwater production assessments are 103.8% higher for the three months ended March 31, 1995 and 39.0% higher for the twelve months ended March 31, 1995 as compared to the same periods last year due to the increased volumes of pumped water as well as increased assessment rates.

               A positive entry for the provision for supply cost balancing accounts reflects recovery of previously under-collected supply costs. The positive entries for both the three and twelve months ended March 31, 1995 result from approval by the CPUC in March, 1994 of rate increases to collect purchased water supply costs, supply costs for power purchased for pumping and increased groundwater production assessments which had previously not been collected through rates.

               Other operating expenses increased by 0.8% and 9.4%, respectively, for the three and twelve months ended March 31, 1995 as compared to the same periods ended March 31, 1995 due chiefly to a net increase in the number of persons charging time to various operating and customer service functions.

               The Registrant had reserved a maximum of $2.1 million against previously incurred costs related to its participation in the Coastal Extension of the State Water Project (the "Project") due to denial by the CPUC of the Registrant's requests for participation in the Project and recovery of costs related thereto; presently the reserve is $1.7 million. The Registrant has signed an agreement to participate in the Project at a level of 500 acre-feet and anticipates selling its remaining 2,500 acre-feet entitlement. See Note 3 of the Notes to Financial Statements.

                           Administrative and general expenses increased by
13.1% and 5.4% for the three and twelve months ended March 31, 1995, respectively, as compared to the same periods ended March 31, 1994. These periods are each affected by an increase in the number of persons engaged in regulatory, operational and administrative functions as a result of the organization of the Registrant into three operating regions as well as increased personnel-related expenditures such as health insurance, pension and 401-k plan costs. In addition, the three month comparison is affected by certain costs in 1995 associated with reorganization including relocation and severance costs.

               Depreciation expense increased by 5.5% and 7.7%, respectively, for the three and twelve months ended March 31, 1995 reflecting, among other things, the effects of recording approximately $21.2 million in net plant additions during 1994, depreciation on which began in January, 1995.

               Taxes on income decreased by 48.3% for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994 as a result of lower pre-tax income. The twelve month comparison is also affected by a reversal of approximately $1.3 million in previously established tax reserves during the last quarter of 1993 for which there is no corresponding amount affecting 1995.

               Maintenance expense decreased by 8.5% and 0.3% for the three and twelve months ended March 31, 1995 as compared to the three and twelve months ended March 31, 1994. The change for the quarter reflects decreased maintenance on hydrants in the Registrant's Metropolitan district, which maintenance was performed last year.

               Interest expense for the three and twelve months ended March 31, 1995 increased by 29.0% and 4.4%, respectively, over the comparable 1994 time periods. The increases are primarily as a result of the Registrant's issue, in April, 1994, of $13 million in long-term debt.

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

               The Registrant continues to rely on external sources, including short-term bank borrowing, the receipt of contributions-in-aid-of-construction and advances for construction and install-and-convey advances, to fund the majority of its construction expenditures. For the quarter ended March 31, 1995, receipts of contributions-in-aid-of-construction and advances for construction were $390,000 net of refunds on such advances, as compared to $172,000 for the quarter ended March 31, 1994. For the three months ended March 31, 1995, the Registrant recorded approximately $82,000 in install-and-convey contracts as compared to $54,000 for the prior year quarter ended March 31, 1994.

               The aggregate short-term borrowing capacity currently available to the Registrant under its three bank lines of credit is $37,063,000. At March 31, 1995, the Registrant had a total of $25,000,000 in borrowing outstanding under its bank lines of credit, leaving an unused short-term borrowing capacity of $12,063,000. The Registrant routinely employs short-term bank borrowing as an interim financing source prior to executing either a long-term debt or equity issue. The Registrant intends to issue additional long-term debt under its Medium-Term Note Program with the net proceeds initially being used to repay short-term bank borrowings and, after that, fund construction expenditures. The Registrant is currently investigating funding a portion of its qualifying capital expenditures through issuance of tax-exempt debt.

ACCOUNTING STANDARDS

               Effective January 1, 1995, the Registrant is subject to the reporting requirements contained in the Financial Accounting Standards Board's "Statement of Financial Accounting Standards ("SFAS") No. 119 - Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." The Registrant has determined that SFAS does not presently apply since the Registrant has no derivative financial instruments, financial instruments with off-balance sheet risk or financial instruments with concentrations of credit risk. See Note 7 of the Notes to Financial Statements.


               In March 1995, the FASB issued SFAS No. 21 - "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." This Statement imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. The Registrant anticipates adoting this standard on January 1, 1996 and does not expect that adoption will have a material impact on the financial position or results of operations of the Registrant based on the current regulatory structure in which the Registrant operates. See Note 8 of the Notes to Financial Statements.

WATER SUPPLY

               For the three months ended March 31, 1995, the Registrant supplied a total of 31,345 acre-feet of water as compared to 35,005 acre-feet for the three months ended March 31, 1994. Of the total 31,345 acre-feet of water supplied during the first quarter of 1995, approximately 59.4% came from pumped sources and 40.5% was purchased from others, principally the Metropolitan Water District ("MWD") and its member agencies. The remaining 0.1% came from the United States Bureau of Reclamation (the "Bureau") under a no-cost contract.

               During the twelve months ended March 31, 1995, the Registrant supplied 181,828 acre-feet of water. This amount represents a 0.3% decrease from the 182,435 acre-feet supplied during the twelve months ended March 31, 1994. During the twelve month period ended March 31, 1995, pumped sources provided 57.7% of total supply, 40.6% was purchased and the remaining 1.7% was supplied by the Bureau.

               The MWD is a water district organized under the laws of the State of California for the purpose of delivering imported water to areas within its jurisdiction. The Registrant has 52 connections to the water distribution facilities of MWD and other municipal water agencies. MWD imports water from two principal sources: the Colorado River and the State Water Project ("SWP"). Available water supplies from the Colorado River and the SWP have historically been sufficient to meet most of MWD's requirements and the significant precipitation during the last quarter of 1994 and first quarter of 1995 bode well for adequate water supplies through 1995.

               The State of California has experienced unusually heavy precipitation during the first four months of 1995. As of April 30, 1995, the Northern Sierra 8-station index has recorded seasonal rainfall of 78.4 inches, or 157% of the average water year which began October 1, 1994. Statewide, the snowpack water content is 195% of average and seasonal runoff is 160% of average. Storage in the State's 8 major reservoirs has increased to almost 83% of capacity. In those districts of the Registrant which pump groundwater, overall groundwater conditions have improved and remain at adequate levels. As such, the Registrant believes that its water supplies are adequate to meet projected current year demands.

WATER QUALITY

                The United States Environmental Protection Agency ("USEPA"), under provisions of the Safe Drinking Water Act as amended (the "SDWA"), is required to establish maximum contaminant levels ("MCLs") for the 83 potential drinking water contaminants initially listed in the SDWA in 1992, and for an additional 25 contaminants every three years thereafter. The California Department of Health Services, acting on behalf of the USEPA, administers the USEPA's program. The Registrant currently tests its wells and water systems for more than 90 contaminants. Water from wells found to contain levels of contaminants above the established MCL's has either been treated or blended before it is delivered to customers.

                     The Registrant, like any provider of water from surface supplies, has a small risk of contamination from Cryptosporidium, a microscopic organism widely present in the environment, reaching the water supply. The Registrant's risk is greatly reduced, however, due in part to the high quality of source water where, according to the MWD, measured amounts of Cryptosporidium are 100 to 1000 times less than the national average. In addition, in those systems where the Registrant treats surface water, the Registrant's treatment plants meet the most recent requirements under the Surface Water Treatment Rule.

                     Also, the Registrant is a voluntary member of the "Partnership for Safe Water", a national program developed in conjunction with the USEPA, the National Association of Water Companies (the "NAWC") and the American Water Works Association (the "AWWA") to further protect the public from diseases caused by Cryptosporidium and other organisms. As a volunteer in the program, the Registrant has committed to go above and beyond current regulation governing surface water treatment to ensure that its treatment facilities are performing as efficiently as possible.

                     The Registrant continues to implement the lead and copper rules as promulgated by the USEPA. The second round of sampling for small water systems was completed with second annual reduced monitoring in effect for medium-sized and large water systems. All 41 of the Registrant's water systems are in compliance with the lead and copper rules.

                     The Registrant will also be subject to new rules regarding MCLs for radon and arsenic pending implementation by the USEPA. With respect to the radon rule, the USEPA did not meet its October 1, 1993 deadline for implementation of the rule. As a result, the radon rule was to be considered as part of the re-authorization of the SDWA presently before the United States Congress. The 1994 Congress adjourned prior to taking any action with respect to the radon rule. The Registrant believes the USEPA will consequently establish a MCL of 200 pico- curies per liter, which would affect nearly 75% of the Registrant's wells. The Registrant is currently conducting studies to determine the best treatment for the affected systems which could range from simple aeration to filtration through granular activated carbon.
Implementation of the MCL, however, is postponed for at least a year pending budget appropriation of funds for the USEPA to monitor compliance with the rule. The Registrant is currently unable to predict what ultimate effects, if any, this rule will have on its financial condition or results of operation until the MCL is established.

                     The USEPA is continuing its review of data before implementing the arsenic rule. In January, 1995, the USEPA filed in U.S. District Court for a six-year delay of the arsenic rule. While the Registrant is unable to predict the outcome of that action, it is believed that, if required to do so without further research, the USEPA will establish a MCL near 2 to 5 micrograms per liter. At this level, nearly all of the Registrant's wells and water systems will be affected. Depending on the circumstances associated with each individual well and water system, compliance with such a standard could cause the Registrant to implement costly wellhead remedies such as ion exchange or, alternatively, to purchase additional, and more expensive, water supplies already in compliance for blending with well sources. The Registrant is currently unable to predict what ultimate effects, if any, this rule will have on its financial condition or results of operation until the MCL is established.

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

                     The proposed Information Collection Rule, originally expected in October, 1994 and which will affect only two of the Registrant's water systems with minor paperwork costs, has been temporarily postponed. In addition, it appears that a set of primary standards, referred to as "Phase VI," will be postponed until at least August, 1995.

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

               Water rates of the Registrant vary among its 22 customer service areas due to differences in operating conditions and costs. The customer service areas are currently grouped into 16 water districts and one electric district for rate-making purposes. The Registrant continuously monitors its operations in all of its districts so that applications for rate changes may be filed, when warranted, on a district-by-district basis in accordance with CPUC procedure. Under the CPUC's practices, rates may be increased by three methods: general rate increases, offsets for certain expense increases and advice letter filings related to certain plant additions. General rate increases typically are for three-year periods and include "step" increases in rates for the second and third years.

               The Registrant filed an application for general rate increases in six of its water rate-making districts in May, 1992. In June, 1993, the CPUC issued its decision and the Registrant requested rehearing on two matters in that decision - the return on rate base and an authorized rate increase for the Registrant's Bay Point customer service area. A final decision on these two matters was issued in June, 1994 which upheld the previously stipulated rate of return on common equity of 10.10% and granted a small increase in water rates applicable to the Registrant's Bay Point customer service area. The reduced return on common equity contributed to reduced earnings and cash flow in 1994 and has further impacted 1995.

               Rates currently in effect include approximately $12 million in increases authorized by the CPUC for recovery of previously uncollected supply costs including purchased water, electric energy and groundwater production assessments. These increased revenues do not produce additional earnings although they significantly increase the Registrant's cash flow. Step and attrition year rate increases, authorized in previous general rate cases, resulted in additional annualized revenues of approximately $1.6 million.

               The Registrant filed applications with the CPUC in June, 1994 to increase rates, on a total-Company basis, by approximately $2.2 million to recover costs associated with implementation of certain recommendations made in a recently completed management audit authorized by the CPUC. In February, 1995, the CPUC issued a decision that the Registrant's application be dismissed without prejudice, even though the CPUC found that implementation would be proper and the costs were found reasonable, and that the Registrant be required to seek the same or similar relief in general rate case applications.

               On July 29, 1994, the Registrant filed for a general rate increase in one of its Arden-Cordova customer service area. A final decision with respect to this filing is expected during the second quarter of 1995. The Registrant filed for general rate relief, including step and attrition increases, in six of its water rate-making districts in March, 1995. The March, 1995 filings included approximately $2.2 million associated with recovery of costs associated with implementation of recommendations included in the management audit. The Registrant anticipates filing for general rate relief in its electric customer service are during the second quarter of 1995. However, the Registrant does not anticipate significant rate relief from these rate filings until early 1996. As a result, earnings from operations are expected to remain at or possibly below levels experienced in recent years. No assurance can be given that the CPUC will authorize any or all of the rates for which the Registrant applies.

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

               The Registrant and the Contra Costa Water District ("CCWD") have entered into a settlement agreement concerning CCWD's condemnation, initiated in July, 1992, of the Registrant's Bay Point customer service area. The terms of the settlement agreement are subject to approval by the CPUC which approval is not expected before mid 1995. On March 8, 1994, the Registrant and the Board of Supervisors of Contra Costa County reached a settlement of issues related to its condemnation of the Registrant's Madison Treatment Plant. The Registrant has received the settlement of $2.3 million, which included remuneration for the value of the real property taken and reimbursement for treated water purchased from the City of Pittsburg. In addition, the Board of Supervisors agreed to pay approximately $1 million for relocation of certain pipelines owned by the Registrant. See Note 4 of the Notes to Financial Statements.

               The Registrant is also subject to ordinary routine litigation incidental to its business. Except as disclosed above and in previous filings with the SEC, there are no other pending legal proceedings, other than such incidental litigation, to which the Registrant is a party or of which any of its properties is the subject which are believed by the Registrant to be material.

ITEM 2.   CHANGES IN SECURITIES

               As of March 31, 1995, earned surplus amounted to $42,789,000. Of this amount, $27,130,000 was restricted as to payment of cash dividends on the Registrant's Common Shares.

               As of March 31, 1995, authorized but unissued Common Shares includes 109,454 and 92,259 Common Shares reserved for issuance under the Registrant's Dividend Reinvestment and Common Share Purchase Program and Investment Incentive Program ("401-k"), respectively. Common Shares reserved for the 401-k Plan are in relation to the matching contributions by the Registrant and for investment purposes by participants.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

               None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               At the Annual Meeting of Shareholders, held April 25, 1995, a slate of seven directors was elected to serve until the next annual meeting and until their successors are chosen and qualified. The following table provides the results of that election:

                                             PERCENT VOTE          PERCENT VOTE
                  NAME                          "FOR"               "AGAINST"
                  ----                       ------------          ------------
              Jean E. Auer                     99.078%                0.922%
              William V. Caveney               99.572%                0.428%
              R. Bradbury Clark                99.590%                0.410%
              N.P. Dodge, Jr.                  99.693%                0.307%
              Robert F. Kathol                 99.105%                0.895%
              Lloyd E. Ross                    99.120%                0.880%
              Floyd E. Wicks                   99.768%                0.232%


               Also at the Annual Meeting of Shareholders, the shareholders ratified and approved a Key Executive Long-Term Incentive Plan. Of the shares voted, 88.13% were voted in favor of the Plan, 7.73% were voted against and 4.13% abstained.

ITEM 5.   OTHER INFORMATION

               On April 24, 1995, the Board of Directors of the Registrant declared a regular quarterly dividend of $0.30 per common share. The dividend will be paid June 1, 1995 to shareholders of record as of the close of business on May 12, 1995. In other actions, the Board of Directors declared regular quarterly dividends of $0.25 per share, $0.265625 per share and $0.3125 per share on its 4%, 4-1/4% and 5% Cumulative Preferred Shares, respectively.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

               None.

                                   SIGNATURES

               Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer and chief financial officer.



                                        SOUTHERN CALIFORNIA WATER COMPANY



                                        By:    /s/ JAMES B. GALLAGHER
                                            ---------------------------------
                                                   James B. Gallagher
                                                Vice President - Finance,
                                               Chief Financial Officer and
                                                        Secretary


Dated:  May 11, 1995