Form 10-Q/A
period 1995-03-31
SOUTHERN CALIFORNIA WATER CO
filed 1995-06-01
CIK 92116

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-Q/A
                                AMENDMENT NO. 1


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

                       SOUTHERN CALIFORNIA WATER COMPANY

                                  FORM 10-Q/A
                                AMENDMENT NO. 1

                                     INDEX

                                                                                                        PAGE NO.
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



PART II    OTHER INFORMATION

Item 1:    Not Applicable in this Amendment No. 1

Item 2:    Not Applicable in this Amendment No. 1

Item 3:    Not Applicable in this Amendment No. 1

Item 4:    Not Applicable in this Amendment No. 1

Item 5:    Not Applicable in this Amendment No. 1

Item 6:    Not Applicable in this Amendment No. 1

           Signatures                                                                                         16

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

                       SOUTHERN CALIFORNIA WATER COMPANY
                                 BALANCE SHEETS
                                     ASSETS

                                                                     MARCH 31,             DECEMBER 31,
                                                                       1995                    1994
                                                                    -----------            ------------
                                                                    (Unaudited)
                                                                              (in thousands)
  UTILITY PLANT, at cost
     Water .....................................................      $356,829               $356,666
     Electric ..................................................        27,922                 26,642
                                                                      --------               --------
                                                                       384,751                383,308
     Less - Accumulated depreciation ...........................       (95,248)               (92,679)
                                                                      --------               --------
                                                                       289,503                290,629
     Construction work in progress .............................        28,301                 24,250
                                                                      --------               --------
                                                                       317,804                314,879
                                                                      --------               --------
  OTHER PROPERTY AND INVESTMENTS ...............................           921                    921
                                                                      --------               --------
  CURRENT ASSETS
     Cash and cash equivalents .................................         1,035                  2,344
     Accounts receivable -
        Customers, less reserves of $264
        in 1995 and $419 in 1994 ...............................         8,091                  8,889
     Other .....................................................         1,863                  2,015
     Unbilled revenue ..........................................         6,993                  9,560
     Materials and supplies, at average cost ...................         1,295                  1,232
     Supply cost balancing accounts ............................         6,806                  7,008
     Prepayments and other .....................................         6,115                  6,578
     Accumulated deferred income taxes - net ...................         2,422                  2,461
                                                                      --------               --------
                                                                        34,620                 40,087
                                                                      --------               --------
  DEFERRED CHARGES
     Regulatory tax-related assets .............................        23,073                 23,105
     Other deferred charges ....................................         5,061                  4,635
                                                                      --------               --------
                                                                        28,134                 27,740
                                                                      --------               --------
                                                                      $381,479               $383,627
                                                                      ========               ========



  The accompanying notes are an integral part of these financial statements.

                       SOUTHERN CALIFORNIA WATER COMPANY
                                 BALANCE SHEETS
                         CAPITALIZATION AND LIABILITIES


                                                             MARCH 31,               DECEMBER 31,
                                                               1995                     1994
                                                            -----------              ------------
                                                            (Unaudited)
                                                                       (in thousands)
CAPITALIZATION
  Common shareholders' equity ...........................     $117,154                  $118,962
  Preferred shares ......................................        1,600                     1,600
  Preferred shares subject to mandatory
    redemption requirements .............................          560                       560
  Long-term debt ........................................       92,751                    92,891
                                                              --------                  --------
                                                               212,065                   214,013
                                                              --------                  --------

CURRENT LIABILITIES
  Notes payable to banks ................................       25,000                    19,500
  Long-term debt and preferred shares
    due within one year .................................        2,524                     4,624
  Accounts payable ......................................        5,081                     8,448
  Taxes payable .........................................        4,026                     5,635
  Accrued interest ......................................        1,427                     1,885
  Other accrued liabilities .............................        7,477                     6,504
                                                              --------                  --------
                                                                45,535                    46,596
                                                              --------                  --------

OTHER CREDITS
  Advances for construction .............................       54,908                    54,503
  Contributions in aid of construction ..................       25,510                    25,567
  Accumulated deferred income taxes - net ...............       36,850                    36,252
  Unamortized investment tax credits ....................        3,561                     3,582
  Regulatory tax-related liability ......................        2,333                     2,352
  Other .................................................          717                       762
                                                              --------                  --------
                                                               123,879                   123,018
                                                              --------                  --------
                                                              $381,479                  $383,627
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

                       SOUTHERN CALIFORNIA WATER COMPANY
                              STATEMENTS OF INCOME
                              FOR THE THREE MONTHS
                         ENDED MARCH 31, 1995 AND 1994
                                  (UNAUDITED)

                                                                                               THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                           --------------------------------
                                                                                             1995                    1994
                                                                                           --------                --------
                                                                                                (in thousands, except
                                                                                                  per share amounts)
 OPERATING REVENUES
     Water............................................................................     $21,699                  $21,212
     Electric.........................................................................       3,141                    2,969
                                                                                           -------                  -------
                                                                                            24,840                   24,181
                                                                                           -------                  -------
 OPERATING EXPENSES
     Water purchased..................................................................       5,381                    6,742
     Power purchased for pumping......................................................       1,450                    1,221
     Power purchased for resale.......................................................       1,503                    1,460
     Groundwater production assessment................................................       1,294                      635
     Supply cost balancing accounts...................................................         190                   (1,220)
     Other operating expenses.........................................................       2,962                    2,939
     Provision for State Water Project................................................           -                      135
     Administrative and general expenses..............................................       3,987                    3,524
     Depreciation.....................................................................       2,124                    2,014
     Maintenance......................................................................       1,655                    1,808
     Taxes on income..................................................................         409                      791
     Other taxes......................................................................       1,036                    1,237
                                                                                           -------                  -------
                                                                                            21,991                   21,286
                                                                                           -------                  -------
     Operating income.................................................................       2,849                    2,895
 OTHER INCOME.........................................................................           6                       41
                                                                                           -------                  -------
     Income before interest charges...................................................       2,855                    2,936
 INTEREST CHARGES.....................................................................       2,284                    1,770
                                                                                           -------                  -------
 NET INCOME...........................................................................         571                    1,166
 DIVIDENDS ON PREFERRED SHARES........................................................          24                       25
                                                                                           -------                  -------
 EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS...........................................        $547                   $1,141
                                                                                           =======                  =======
 WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING........................................       7,845                    7,834
                                                                                           =======                  =======
 Earnings Per Common Share............................................................       $0.07                    $0.15
                                                                                           =======                  =======
 Dividends Declared Per Common Share..................................................       $0.30                    $0.30
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

                       SOUTHERN CALIFORNIA WATER COMPANY
                              STATEMENTS OF INCOME
                             FOR THE TWELVE MONTHS
                         ENDED MARCH 31, 1995 AND 1994
                                  (UNAUDITED)

                                                                                              TWELVE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                          ------------------------------
                                                                                            1995                  1994
                                                                                          --------              --------
                                                                                             (in thousands, except
                                                                                               per share amounts)
 OPERATING REVENUES
     Water..........................................................................      $112,574              $100,176
     Electric.......................................................................        10,760                10,333
                                                                                          --------              --------
                                                                                           123,334               110,509
                                                                                          --------              --------
 OPERATING EXPENSES
     Water purchased................................................................        29,408                31,585
     Power purchased for pumping....................................................         7,813                 7,829
     Power purchased for resale.....................................................         4,769                 3,349
     Groundwater production assessment..............................................         6,116                 4,401
     Supply cost balancing accounts.................................................         1,910                (7,616)
     Other operating expenses.......................................................        12,170                11,120
     Provision for State Water Project..............................................          (331)                1,989
     Administrative and general expenses............................................        14,703                13,946
     Decpreciation..................................................................         8,160                 7,580
     Maintenance....................................................................         6,763                 6,781
     Taxes on income................................................................         8,483                 5,434
     Other taxes....................................................................         4,487                 4,833
                                                                                          --------              --------
                                                                                           104,451                91,231
                                                                                          --------              --------
     Operating income...............................................................        18,883                19,278
                                                                                          --------              --------
 OTHER INCOME
     Net gain on sale of operating properties.......................................           313                     -
     Other..........................................................................          (112)                  358
                                                                                          --------              --------
                                                                                               201                   358
                                                                                          --------              --------
     Income before interest charges.................................................        19,084                19,636
 INTEREST CHARGES...................................................................         8,341                 7,988
                                                                                          --------              --------
 NET INCOME.........................................................................        10,743                11,648
 DIVIDENDS ON PREFERRED SHARES......................................................            98                   100
                                                                                          --------              --------
 EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS.........................................       $10,645               $11,548
                                                                                          ========              ========
 WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING......................................         7,845                 7,478
                                                                                          ========              ========
 Earnings Per Common Share..........................................................         $1.36                 $1.54
                                                                                          ========              ========
 Dividends Declared Per Common Share................................................         $1.20                 $1.20
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

                         SOUTHERN CALIFORNIA WATER COMPANY
                              CASH FLOW STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                  (UNAUDITED)

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                          ----------------------------
                                                                           1995                 1994
                                                                          -------              -------
                                                                                (in thousands)
   CASH FLOWS FROM -
     Operating Activities:
       Net income ....................................................    $   571              $ 1,166
       Adjustments for non-cash items:
       Depreciation and amortization .................................      2,203                2,107
         Deferred income taxes and
           investment tax credits ....................................        608                  911
         Other - net .................................................       (408)                (542)
       Changes in current assets and liabilities:
         Accounts receivable .........................................        950                  357
         Prepayments .................................................        463                  710
         Supply cost balancing accounts ..............................        202               (1,216)
         Accounts payable.............................................     (3,367)              (1,475)
         Taxes payable ...............................................     (1,609)              (1,604)
         Unbilled revenue ............................................      2,567                  492
         Other........................................................        220                  702
                                                                          -------              -------
         Net Cash Provided ...........................................      2,400                1,608
                                                                          -------              -------
     Financing Activities:
       Issuance of securities ........................................          -                  673
       Receipt of advances and contributions .........................        417                  749
       Repayments of long-term debt and
         redemption of preferred shares ..............................     (2,240)                 (77)
       Refunds on advances ...........................................        (27)                (577)
       Net change in notes payable to banks...........................      5,500                5,500
       Common and preferred dividends paid ...........................     (2,228)              (2,216)
                                                                          -------              -------
            Net Cash Provided ........................................      1,422                4,052
                                                                          -------              -------
     Investing Activities:
     Construction expenditures........................................     (5,131)              (7,185)
                                                                          -------              -------
            Net Cash Used ............................................     (5,131)              (7,185)
                                                                          -------              -------
     Net Decrease in Cash and Cash Equivalents........................     (1,309)              (1,525)

     Cash and Cash Equivalents, Beginning of Period...................      2,344                1,726
                                                                          -------              -------
     Cash and Cash Equivalents, End of Period ........................    $ 1,035              $   201
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

4. The Registrant and the Contra Costa Water District ("CCWD") have entered into an agreement which settles CCWD's condemnation action regarding the Registrant's Bay Point water system. Under the terms of the settlement, the Registrant will continue to own and operate the Bay Point system and CCWD withdrew its condemnation action. CCWD is obligated to construct certain facilities which will be interconnected to the Registrant's system in order partially to provide a long- term source of supplemental supply for the system. The Registrant will reimburse CCWD for the cost of constructing these facilities. The Registrant's portion of the current estimated cost of the facilities is $2.6 million. One-half, or $1.3 million, of this amount was paid to CCWD in September, 1994 with the balance due in seven equal annual installments beginning with completion of the facilities, anticipated in 1996. The total project cost is estimated at $5 million.

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

         The Registrant, for the three-month period ended March 31, 1995, has capitalized an additional $125,000 of its anticipated Net Periodic Postretirement Benefit Costs for 1995. The CPUC has issued a decision which provides for the recovery in rates of tax-deductible contributions to a separately trusteed fund. The Registrant is evaluating presently available funding vehicles. Due to the amendments to the Registrant's plans as described above, it is estimated that substantially all of the SFAS No. 106 costs will be currently recoverable in rates.

7. Effective January 1, 1995, the Registrant is subject to SFAS No. 119 - Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments. The Registrant has no derivative financial instruments, financial instruments with off-balance sheet risk or financial instruments with concentrations of credit risk and, therefore, this standard will have no present impact on the Registrant's results of operation or financial condition.

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

                 The costs of power purchased for pumping increased by 18.8% for the three months ended March 31, 1995 as compared to the same period ended March 31, 1994 due chiefly to the effects of an increase in the amount of total water supplied which came from pumped groundwater sources. For the twelve months ended March 31, 1995, the costs of power purchased for pumping decreased slightly by 0.2% as compared to the same period last year.

                 As compared to the three months ended March 31, 1994, the costs of power purchased for resale increased by 2.9% for the three months ended March 31, 1995 chiefly as a result of the increased kilowatt-hour sales volumes. For the twelve months ended March 31, 1995, the costs of power purchased for resale increased by 42.4% as compared to the same period last year due to refunds from the Registrant's wholesale power supplier in 1993. There were no such refunds affecting the current period.

                 Groundwater production assessments are 103.8% higher for the three months ended March 31, 1995 and 39.0% higher for the twelve months ended March 31, 1995 as compared to the same periods last year due to the increased volumes of pumped water as well as increased assessment rates.

                 A positive entry for the provision for supply cost balancing accounts reflects recovery of previously under- collected supply costs. The positive entries for both the three and twelve months ended March 31, 1995 result from approval by the CPUC in March, 1994 of rate increases to collect purchased water supply costs, supply costs for power purchased for pumping and increased groundwater production assessments which had previously not been collected through rates.

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

ACCOUNTING STANDARDS

                 Effective January 1, 1995, the Registrant is subject to the reporting requirements contained in the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 119 - "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." The Registrant has determined that SFAS does not presently apply since the Registrant has no derivative financial instruments, financial instruments with off-balance sheet risk or financial instruments with concentrations of credit risk. See Note 7 of the Notes to Financial Statements.

                 In March 1995, the FASB issued SFAS No. 121 - "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." This Statement imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. The Registrant anticipates adopting this standard on January 1, 1996 and does not expect that adoption will have a material impact on the financial position or results of operations of the Registrant based on the current regulatory structure in which the Registrant operates. See Note 8 of the Notes to Financial Statements.

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

         On July 29, 1994, the Registrant filed for a general rate increase in one of its Arden-Cordova customer service area. A final decision with respect to this filing is expected during the second quarter of 1995. The Registrant filed for general rate relief, including step and attrition increases, in six of its water rate-making districts in March, 1995. The March, 1995 filings included the $2.2 million associated with recovery of costs associated with implementation of recommendations included in the management audit. The Registrant anticipates filing for general rate relief in its electric customer service are during the second quarter of 1995. However, the Registrant does not anticipate significant rate relief from these rate filings until early 1996. As a result, earnings from operations are expected to remain at or possibly below levels experienced in recent years. No assurance can be given that the CPUC will authorize any or all of the rates for which the Registrant applies.

                                   SIGNATURES



                 Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer and chief financial officer.



                            SOUTHERN CALIFORNIA WATER COMPANY



                              By: s/ JAMES B. GALLAGHER   .
                                  -------------------------
                                    James B. Gallagher
                                Vice President - Finance,
                               Chief Financial Officer and
                                        Secretary


Dated:  June 1, 1995