Form 10-Q
period 1995-06-30
SOUTHERN CALIFORNIA WATER CO
filed 1995-08-08
CIK 92116

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


      For Quarter Ended JUNE 30, 1995       Commission file number 0-1121


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



                     APPLICABLE ONLY TO CORPORATE ISSUERS:

             As of July 31, 1995, the number of shares outstanding
              of the Registrant's Common Shares, Par Value $2.50,
                                 was 7,845,092.

                      SOUTHERN CALIFORNIA WATER COMPANY

                                  FORM 10-Q

                                    INDEX

                                                                                 Page No.
                                                                                 --------
PART I         FINANCIAL INFORMATION

Item 1:        Financial Statements                                                    1

               Balance Sheets as of June 30, 1995 and December 31, 1994            2 - 3

               Statements of Income for the Three Months Ended
                 June 30, 1995 and June 30, 1994                                       4

               Statements of Income for the Six Months Ended
                 June 30, 1995 and June 30, 1994                                       5

               Statements of Income for the Twelve Months Ended
                 June 30, 1995 and June 30, 1994                                       6

               Statements of Cash Flows for the Six Months Ended
                 June 30, 1995 and June 30, 1994                                       7

               Notes to Financial Statements                                       8 - 9

Item 2:        Management's Discussion and Analysis of Financial Condition
                 and Results of Operation                                        10 - 16



PART II        OTHER INFORMATION

Item 1:        Legal Proceedings                                                      16

Item 2:        Changes in Securities                                                  17

Item 3:        Defaults Upon Senior Securities                                        17

Item 4:        Submission of Matters to a Vote of Security Holders                    17

Item 5:        Other Information                                                      17

Item 6:        Exhibits and Reports on Form 8-K                                       17

               Signature                                                              18

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

                       SOUTHERN CALIFORNIA WATER COMPANY
                                 BALANCE SHEETS
                                     ASSETS

                                                                   JUNE 30,      DECEMBER 31,
                                                                     1995            1994
                                                                 -----------     ------------
                                                                 (Unaudited)
     UTILITY PLANT, at cost                                             (in thousands)

      Water...................................................    $361,463         $356,666
      Electric................................................      27,943           26,642
                                                                  --------         --------
                                                                   389,406          383,308
      Less - Accumulated depreciation........................      (97,821)         (92,679)
                                                                  --------         --------
                                                                   291,585          290,629
      Construction work in progress..........................       32,193           24,250
                                                                  --------         --------
                                                                   323,778          314,879
                                                                  --------         --------
     OTHER PROPERTY AND INVESTMENTS..........................          920              921
                                                                  --------         --------
     CURRENT ASSETS
      Cash and cash equivalents..............................        4,890            2,344
      Accounts receivable -
         Customers, less reserves of $335
           in 1995 and $419 in 1994..........................        8,118            8,889
         Other...............................................        1,079            2,015
      Unbilled revenue.......................................        9,978            9,560
      Materials and supplies, at average cost................        1,253            1,232
      Supply cost balancing accounts.........................        5,544            7,008
      Prepayments and other..................................        5,259            6,578
      Accumulated deferred income taxes - net................        3,024            2,461
                                                                  --------         --------
                                                                    39,845           40,087
                                                                  --------         --------
     DEFERRED CHARGES
       Regulatory tax-related assets.........................       22,999           23,105
       Other deferred charges................................        5,479            4,635
                                                                  --------         --------
                                                                    28,478           27,740
                                                                  --------         --------
                                                                  $393,021         $383,627
                                                                  ========         ========



   The accompanying notes are an integral part of these financial statements.

                       SOUTHERN CALIFORNIA WATER COMPANY
                                 BALANCE SHEETS
                         CAPITALIZATION AND LIABILITIES

                                                                                          JUNE 30,            DECEMBER 31,
                                                                                            1995                  1994
                                                                                          --------            ------------
                                                                                        (Unaudited)
                                                                                                 (in thousands)
CAPITALIZATION
  Common shareholders' equity..................................................           $117,664              $118,962
  Preferred shares.............................................................              1,600                 1,600
  Preferred shares subject to mandatory
    redemption requirements....................................................                560                   560
  Long-term debt...............................................................             77,645                92,891
                                                                                          --------              --------
                                                                                           197,469               214,013
                                                                                          --------              --------

CURRENT LIABILITIES
  Notes payable to banks.......................................................             33,000                19,500
  Long-term debt and preferred shares
    due within one year........................................................             15,524                 4,624
  Accounts payable.............................................................              6,318                 8,448
  Taxes payable................................................................              6,175                 5,635
  Accrued interest.............................................................              1,746                 1,885
  Other accrued liabilities....................................................              7,276                 6,504
                                                                                          --------              --------
                                                                                            70,039                46,596
                                                                                          --------              --------

OTHER CREDITS
  Advances for construction....................................................             54,446                54,503
  Contributions in aid of construction.........................................             26,986                25,567
  Accumulated deferred income taxes - net......................................             37,553                36,252
  Unamortized investment tax credits...........................................              3,541                 3,582
  Regulatory tax-related liability.............................................              2,322                 2,352
  Other........................................................................                665                   762
                                                                                          --------              --------
                                                                                           125,513               123,018
                                                                                          --------              --------
                                                                                          $393,021              $383,627
                                                                                          ========              ========


   The accompanying notes are an integral part of these financial statements.

                       SOUTHERN CALIFORNIA WATER COMPANY
                              STATEMENTS OF INCOME
                              FOR THE THREE MONTHS
                          ENDED JUNE 30, 1995 AND 1994
                                  (Unaudited)

                                                                                                THREE MONTHS ENDED
                                                                                                      JUNE 30,
                                                                                            ----------------------------
                                                                                             1995                 1994
                                                                                            -------              -------
                                                                                               (in thousands, except
                                                                                                 per share amounts)
OPERATING REVENUES
    Water..............................................................................     $30,096              $28,080
    Electric...........................................................................       2,302                2,414
                                                                                            -------              -------
                                                                                             32,398               30,494
                                                                                            -------              -------
OPERATING EXPENSES
    Water purchased....................................................................       7,582                7,063
    Power purchased for pumping........................................................       1,605                1,545
    Power purchased for resale.........................................................       1,047                  770
    Groundwater production assessment..................................................       1,572                1,698
    Supply cost balancing accounts.....................................................       1,254                1,479
    Other operating expenses...........................................................       3,169                3,074
    Provision for State Water Project..................................................        -                     128
    Administrative and general expenses................................................       4,062                3,848
    Depreciation.......................................................................       2,171                2,016
    Maintenance........................................................................       1,560                1,649
    Taxes on income....................................................................       2,159                1,703
    Other taxes........................................................................       1,088                1,258
                                                                                            -------              -------
                                                                                             27,269               26,231
                                                                                            -------              -------
    Operating income...................................................................       5,129                4,263
OTHER INCOME...........................................................................          68                  (46)
                                                                                            -------              -------
    Income before interest charges.....................................................       5,197                4,217
INTEREST CHARGES.......................................................................       2,309                1,890
                                                                                            -------              -------
NET INCOME.............................................................................       2,888                2,327
DIVIDENDS ON PREFERRED SHARES..........................................................         (24)                 (25)
                                                                                            -------              -------
EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS.............................................     $ 2,864              $ 2,302
                                                                                            =======              =======

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING..........................................       7,845                7,845
                                                                                            =======              =======

Earnings Per Common Share..............................................................       $0.37                $0.29
                                                                                            =======              =======

Dividends Declared Per Common Share....................................................       $0.30                $0.30
                                                                                            =======              =======


   The accompanying notes are an integral part of these financial statements.

                       SOUTHERN CALIFORNIA WATER COMPANY
                              STATEMENTS OF INCOME
                               FOR THE SIX MONTHS
                          ENDED JUNE 30, 1995 AND 1994
                                  (Unaudited)

                                                                                                SIX MONTHS ENDED
                                                                                                    JUNE 30,
                                                                                         -------------------------------
                                                                                          1995                    1994
                                                                                         -------                 -------
                                                                                              (in thousands, except
                                                                                                per share amounts)
OPERATING REVENUES
    Water.......................................................................         $51,795                 $49,292
    Electirc....................................................................           5,444                   5,383
                                                                                         -------                 -------
                                                                                          57,239                  54,675
                                                                                         -------                 -------
OPERATING EXPENSES
    Water purchased.............................................................          12,964                  13,805
    Power purchased for pumping.................................................           3,055                   2,766
    Power purchased for resale..................................................           2,550                   2,231
    Groundwater production assessment...........................................           2,866                   2,332
    Supply cost balancing accounts..............................................           1,443                     259
    Other operating expenses....................................................           6,132                   6,013
    Provision for State Water Project...........................................             -                       263
    Administrative and general expenses.........................................           8,049                   7,373
    Depreciation................................................................           4,295                   4,030
    Maintenance.................................................................           3,215                   3,457
    Taxes on income.............................................................           2,568                   2,494
    Other taxes.................................................................           2,124                   2,495
                                                                                         -------                 -------
                                                                                          49,261                  47,518
                                                                                         -------                 -------
    Operating income............................................................           7,978                   7,157
OTHER INCOME....................................................................              74                      (5)
                                                                                         -------                 -------
    Income before interest charges..............................................           8,052                   7,152
INTEREST CHARGES................................................................           4,593                   3,660
                                                                                         -------                 -------

NET INCOME......................................................................           3,459                   3,492
DIVIDENDS ON PREFERRED SHARES...................................................             (48)                    (49)
                                                                                         -------                 -------
EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS......................................         $ 3,411                 $ 3,443
                                                                                         =======                 =======

WEIGHTED AVERAGE NUMBER OF SHARES...............................................           7,845                   7,839
                                                                                         =======                 =======

Earnings Per Common Share.......................................................           $0.43                   $0.44
                                                                                         =======                 =======

Dividends Declared Per Common Share.............................................           $0.60                   $0.60
                                                                                         =======                 =======

   The accompanying notes are an integral part of these financial statements.

                       SOUTHERN CALIFORNIA WATER COMPANY
                              STATEMENTS OF INCOME
                             FOR THE TWELVE MONTHS
                          ENDED JUNE 30, 1995 AND 1994
                                  (Unaudited)

                                                                                               TWELVE MONTHS ENDED
                                                                                                    JUNE 30,
                                                                                          ------------------------------
                                                                                            1995                  1994
                                                                                          --------              --------
                                                                                              (in thousands, except
                                                                                                per share amounts)
OPERATING REVENUES
    Water...........................................................................      $114,590              $101,860
    Electric........................................................................        10,648                10,530
                                                                                          --------              --------
                                                                                           125,238               112,390
                                                                                          --------              --------
OPERATING EXPENSES
    Water purchased.................................................................        29,927                31,799
    Power purchased for pumping.....................................................         7,869                 7,543
    Power purchased for resale......................................................         5,050                 3,128
    Groundwater production assessment...............................................         5,990                 4,553
    Supply cost balancing accounts .................................................         1,684                (4,804)
    Other operating expenses........................................................        12,219                11,396
    Provision for State Water Project...............................................          (456)                1,174
    Administrative and general expenses.............................................        14,955                14,471
    Depreciation....................................................................         8,315                 7,732
    Maintenance.....................................................................         6,680                 6,877
    Taxes on income.................................................................         8,938                 5,071
    Other taxes.....................................................................         4,317                 4,988
                                                                                          --------              --------
                                                                                           105,488                93,928
                                                                                          --------              --------
    Operating income................................................................        19,750                18,462
                                                                                          --------              --------
OTHER INCOME  ......................................................................           314                   388
                                                                                          --------              --------

    Income before interest charges..................................................        20,064                18,850
INTEREST  CHARGES...................................................................         8,761                 7,862
                                                                                          --------              --------

NET INCOME..........................................................................        11,303                10,988
DIVIDENDS ON PREFERRED SHARES.......................................................           (97)                  (99)
                                                                                          --------              --------
EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS..........................................      $ 11,206              $ 10,889
                                                                                          ========              ========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING.......................................         7,845                 7,773
                                                                                          ========              ========
Earnings Per Common Share...........................................................         $1.43                 $1.40
                                                                                          ========              ========
Dividends Declared Per Common Share.................................................         $1.20                 $1.20
                                                                                          ========              ========

   The accompanying notes are an integral part of these financial statements.

                       SOUTHERN CALIFORNIA WATER COMPANY
                              CASH FLOW STATEMENTS
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (Unaudited)

                                                                                                   SIX MONTHS ENDED
                                                                                                        JUNE 30,
                                                                                                 -----------------------
                                                                                                   1995           1994
                                                                                                 --------       --------
                                                                                                      (in thousands)
CASH FLOWS FROM -
  Operating Activities:
    Net income............................................................................       $  3,459       $  3,492
    Adjustments for non-cash items:
    Depreciation and amortization.........................................................          4,461          4,229
      Deferred income taxes and
        investment tax credits............................................................            751            311
      Other - net.........................................................................           (447)        (1,475)
    Changes in assets and liabilities:
      Accounts receivable  ...............................................................          1,007         (2,591)
      Prepayments.........................................................................          1,319          1,393
      Supply cost balancing accounts......................................................          1,464            265
      Accounts payable....................................................................         (2,130)        (1,340)
      Taxes payable.......................................................................            540            166
      Unbilled revenue....................................................................           (418)        (1,717)
      Other...............................................................................            408          1,900
                                                                                                 --------       --------
        Net Cash Provided.................................................................         10,414          4,633
                                                                                                 --------       --------
  Financing Activities:
    Receipt of advances and contributions.................................................          1,651          1,883
    Repayments of long-term debt and
      redemption of preferred shares......................................................         (4,347)           (97)
    Refunds on  advances..................................................................           (942)        (2,360)
    Net change in notes payable to banks..................................................         13,500         12,750
    Common and preferred dividends paid...................................................         (4,719)        (4,748)
                                                                                                 --------       --------
         Net Cash Provided................................................................          5,143          7,428
                                                                                                 --------       --------
  Investing Activities:
    Construction..........................................................................        (13,011)       (12,865)
                                                                                                 --------       --------
         Net Cash Used....................................................................        (13,011)       (12,865)
                                                                                                 --------       --------
  Net Increase (Decrease) in Cash and Cash Equivalents....................................          2,546           (804)

  Cash and Cash Equivalents, Beginning of period..........................................          2,344          1,726
                                                                                                 --------       --------
  Cash and Cash Equivalents, End of period................................................       $  4,890       $    922
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

              The Registrant has substantially completed negotiations for the sale of the remaining 2,500 acre-feet of its total 3,000 acre-foot entitlement in the Project, which sale is expected to be approved by the CPUC.

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

  5. The Registrant filed for increased rates in six of its water districts in March, 1995 and anticipates filing for increased rates in its electric district during the third quarter of 1995. The Registrant does not anticipate significant rate relief from such filings until early 1996. In July, 1995, the Division of Ratepayer Advocates issued its report on the Registrant's rate filing. See the section entitled "Rates and Regulation" for more information.

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

              Based on a study performed by the Registrant's health care actuary, using a 7.5% discount rate and a sliding scale for health care cost trends starting at 12%, declining by 1% annually for the next six years and remaining at 6% thereafter, the transition obligation for the Registrant's post-retirement medical plan, after giving effect to the changes discussed above, is estimated to be approximately $5.1 million. A one percent (1%) increase in the anticipated health care cost trend assumption results in an estimated increase of approximately $656,000 in the accumulated postretirement benefits obligation ("APBO"). The Registrant estimates that its Net Periodic Postretirement Benefit Costs, under the plan as amended, would approximate $600,000, including amortization of the transition APBO over a 20-year period.

              The Registrant, for the six-month period ended June 30, 1995, has capitalized an additional $250,000 of its anticipated Net Periodic Postretirement Benefit Costs for 1995. The CPUC has previously issued a decision which provides for the recovery in rates of tax-deductible contributions to a separately trusteed fund and the Registrant is evaluating presently available funding vehicles. Due to the amendments to the Registrant's plans as described above, it is estimated that substantially all of the SFAS No. 106 costs will ultimately be currently recoverable in rates.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

                   Southern California Water Company (the "Registrant") is a public utility company engaged principally in the purchase, production, distribution and sale of water (SIC No. 4941). The Registrant also distributes electricity in one community (SIC No. 4911). The Registrant, regulated by the California Public Utilities Commission ("CPUC"), was incorporated on December 31, 1929 under the laws of the State of California as American States Water Services Company of California as the result of the consolidation of 20 water utility companies. From time to time, additional water companies and municipal water districts have been acquired and properties in limited service areas have been sold. The Registrant's present name was adopted in 1936.

                   At June 30, 1995, the Registrant, organized into three regions operating within 75 communities in 10 counties throughout the State of California, provided water service in 21 customer service areas. As of that date, about 73% of the Registrant's water customers were located in the greater metropolitan areas of Los Angeles and Orange Counties. The Registrant also provided electric service to the City of Big Bear Lake and surrounding areas in San Bernardino County. All electric energy sold is purchased from Southern California Edison Company ("SCE") on a resale rate schedule. The Registrant served 238,209 water customers and 20,194 electric customers at June 30, 1995, or a total of 258,403 customers compared with 257,695 total customers at June 30, 1994.

RESULTS OF OPERATION

                   Earnings per common share for the three months ended June 30, 1995 increased by 27.6% to $0.37 per share as compared to $0.29 per share for the comparable period last year. For the six months ended June 30, 1995, earnings per share were $0.43 as compared to $0.44 for the six months ended June 30, 1994. Earnings for the twelve months ended June 30, 1995 increased by 2.1% to $1.43 per share as compared to $1.40 per share for the twelve months ended June 30, 1994.

                   As compared to the comparable periods last year, water sales volumes for the three and six months ended June 30, 1995 decreased by 4.3% and 3.8%, respectively. However, water sales volumes for the twelve months ended June 30, 1995 increased by 4.3% compared to the same period last year. Water operating revenues increased by 7.2%, 5.1% and 12.5%, in each of the three periods ended June 30, 1995 respectively, over the same periods of last year as a result of the impact of general, step and attrition rate increases as well as the effects of approximately $13 million in supply cost offset rate increases.

                   Kilowatt-hour sales of electricity decreased by 5.9%, 1.5% and 0.3% for the three, six and twelve months ended June 30, 1995, respectively, as compared to the same periods last year. Electric operating revenues for the three months ended June 30, 1995 decreased by 4.6% as compared to the same period last year due to the decrease in kilowatt-hour sales. Electric operating revenues for the six and twelve month periods ending June 30, 1995 each increased by 1.1% over the comparable periods last year as a result of a slight shift in kilowatt-hour sales volumes from industrial customers in favor of residential and commercial customers who have a higher unit rate.

                   Purchased water costs are 6.1% and 5.9% less, respectively, for the six and twelve months ended June 30, 1995 as compared to the same periods last year reflecting reduced amounts of purchased water in the Registrant's resource mix. For the three months ended June 30, 1995, purchased water costs increased by 7.3% principally as a result of increased purchased water rates.

                   The costs of power purchased for pumping increased by 10.4% and 4.3%, respectively, for the six and twelve months ended June 30, 1995 as compared to the same periods ended June 30, 1994 due to increased pumped water volumes in the Registrant's resource mix.

                   As compared to the three, six and twelve months ended June 30, 1994, the costs of power purchased for resale increased by 36.0%, 14.3% and 61.4% for the three, six and twelve months ended June 30, 1995, respectively. The three and six month ended comparisons are affected by approximately $315,000 in refunds from SCE in 1994 for which there were no counterparts in 1995. The twelve month comparison is also affected by additional refunds from SCE of approximately $2 million; there were no such refunds in 1995.

                   Groundwater production assessments are 7.4% lower for the three months ended June 30, 1995 as compared to June 30, 1994 due principally to a decrease in the amount of pumped water in the Registrant's resource mix during the second quarter in 1995. For the six and twelve months ended June 30, 1995, groundwater production assessment increased by 22.9% and 31.6%, respectively, as compared to prior year periods due primarily to the effects of additional supply from pumped sources.

                   A positive entry for the provision for supply cost balancing accounts reflects recovery of previously under- collected supply costs. The positive entries for three, six and twelve months ended June 30, 1995 result from approval by the CPUC of rate increases to collect purchased water supply costs, supply costs for power purchased for pumping and resale and groundwater production assessments which had previously not been collected through rates.

                   Other operating expenses increased by 3.1%, 2.0% and 7.2%, respectively, for the three, six and twelve months ended June 30, 1995 as compared to the same periods ended June 30, 1994 due chiefly to a shift in costs for personnel involved in various operating and customer service functions as well as certain expenses associated with relocation of personnel.

                   The Registrant had reserved a maximum of $2.1 million against previously incurred costs related to its participation in the Coastal Extension of the State Water Project (the "Project") due to denial by the CPUC of the Registrant's requests for participation in the Project and recovery of costs related thereto; presently the reserve is $1.7 million. The Registrant has signed an agreement to participate in the Project at a level of 500 acre-feet and anticipates selling its remaining 2,500 acre-feet entitlement which may result in a reversal of a portion of the amounts previously reserved. See Note 3 of the Notes to Financial Statements.

                   Administrative and general expenses increased by 5.6%, 9.2% and 3.3% for the three, six and twelve months ended June 30, 1995, respectively, as compared to the same periods ended June 30, 1994. These periods are each affected by increased personnel-related expenditures such as health insurance and employee savings plan contributions as well as increased customer accounting costs. In addition, the six month comparison includes amounts associated with severance benefits paid in 1995.

                   Depreciation expense, increased by 7.7%, 6.6% and 7.5%, respectively, for the three, six and twelve months ended June 30, 1995 reflecting, among other things, the effects of recording approximately $22 million in net plant additions during 1994, depreciation on which began in January, 1995.

                   Taxes on income increased by approximately 26.8%, 3.0% and 76.3%, respectively, for the three, six and twelve months ended June 30, 1995 as compared to the three, six and twelve months ended June 30, 1994 as a result of higher pre-tax income. In addition, the twelve months ended June 30, 1994 is affected by a reversal of approximately $1.3 million in previously established tax reserves during the last quarter of 1993 for which there is no counterpart affecting the twelve months ended June 30, 1995.

                   For the three, six and twelve month periods ending June 30, 1995, other taxes decreased by 13.5%, 14.9% and 13.4%, respectively, as compared to the same time periods ending June 30, 1994 primarily due to lower property taxes resulting from reduced valuation assessments in 1994 which are applicable in 1995.

                   Maintenance expense decreased by 5.4%, 7.0% and 2.9% for the three, six and twelve months ended June 30, 1995 as compared to the three, six and twelve months ended June 30, 1994. These decreases are a result of work performed in the prior year periods on the Registrant's water pumping equipment, emphasis on hydrant maintenance and extensive main flushing and valve exercise programs for which there is no counterpart this year.

                   Interest expense for the three, six and twelve months ended June 30, 1995 increased by 22.2%, 25.5% and 11.4%, respectively, over the comparable 1994 time periods. These increases are primarily the result of the Registrant's issue in April, 1994 of $13 million in long-term debt as well as increased short-term bank borrowing in 1995.


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

                   The Registrant continues to fund the majority of its construction expenditures through external sources including short-term bank borrowing, the receipt of contributions-in-aid-of-construction and advances for construction and install-and-convey advances. For the quarter ended June 30, 1995, receipts of contributions-in-aid-of-construction and advances for construction were $333,000 although refunds on prior advances for construction during the quarter amounted to $915,000. For the three months ended June 30, 1995, the Registrant recorded approximately $101,000 in install-and-convey contracts as compared to $58,000 for the prior year quarter ended June 30, 1994.

                   The aggregate short-term borrowing capacity currently available to the Registrant under its three bank lines of credit is $37,063,000. At June 30, 1995, the Registrant had a total of $33,000,000 in borrowing outstanding under its bank lines of credit, leaving an unused short-term borrowing capacity of approximately $4,063,000. The Registrant reduced its outstanding bank borrowing to $29,000,000 as of August 1, 1995.

                   The Registrant routinely employs short-term bank borrowing as an interim financing source prior to executing either a long-term debt or equity issue. On June 21, 1995, the Registrant filed a registration statement with the Securities and Exchange Commission with respect to the proposed sale to the public of up to $70,000,000 in securities.

The Company intends to issue Medium Term Notes under the foregoing registration statement once it is declared effective. The Company's Medium Term Notes have been rated A+/A2 by Standard & Poor's Corporation and Moody's Investors Service, respectively. The net proceeds from the sale of debt securities will be used primarily to repay then outstanding short-term bank borrowing.

                   The Registrant anticipates that it will be necessary, in order to continue to finance its capital expenditure program, while maintaining an equal balance between equity and debt in its capital structure, to issue additional common equity in 1996.

                   The Registrant has filed an application with the California Pollution Control Financing Authority for $8 million in tax-exempt debt to finance replacement of water mains in certain of the Registrant's customer service areas.

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

WATER SUPPLY

                   For the three months ended June 30, 1995, the Registrant produced a total of 45,900 acre-feet of water as compared to 48,217 acre-feet for the three months ended June 30, 1994. Of the total 45,900 acre-feet of water produced during the second quarter of 1995, approximately 58.9% came from pumped sources and 40.9% was purchased from others, principally the MWD. The remaining 0.2% came from the Bureau of Reclamation (the "Bureau") under a no-cost contract.

                   For the six months ended June 30, 1995, the Registrant produced 77,246 acre-feet of water as compared to 83,222 acre-feet for the same period last year. Of this total amount produced, 59.1% came from pumped sources, 40.7% was produced from purchased sources and the remaining amount was supplied from the Bureau.

                   During the twelve months ended June 30, 1995, the Registrant produced 179,509 acre-feet of water. The Registrant produced 181,354 acre-feet produced during the twelve months ended June 30, 1994. During the twelve month period ended June 30, 1995, 57.8% of total supply came from pumped sources, 40.8% was purchased and the remaining was produced by the Bureau.

                   The MWD is a water district organized under the laws of the State of California for the purpose of delivering imported water to areas within its jurisdiction. The Registrant has 52 connections to the water distribution facilities of MWD and other municipal water agencies. MWD imports water from two principal sources - the Colorado River and the State Water Project ("SWP"). Available water supplies from the Colorado River and the SWP have historically been sufficient to meet most of MWD's requirements and the significant precipitation during the last quarter of 1994 and first half of 1995 bode well for continued adequate water supplies through 1995.

               While precipitation patterns have returned to more normal conditions recently, the State of California experienced unusually heavy precipitation during the first four months of 1995. As of June, 1995, the Northern Sierra 8-station index has recorded seasonal rainfall 161% of the average water year which began October 1, 1994 and, statewide, the snowpack water content is 255% of average. Storage in the State's 8 major reservoirs has increased to almost 90% of capacity. In those districts of the Registrant which pump groundwater, overall groundwater conditions have improved and remain at adequate levels. As such, the Registrant believes that its water supplies are adequate to meet projected current year demands.

WATER QUALITY

               The United States Environmental Protection Agency ("USEPA"), under provisions of the Safe Drinking Water Act as amended (the "SDWA"), is required to establish maximum contaminant levels ("MCLs") for the 83 potential drinking water contaminants initially listed in the SDWA in 1972, and for an additional 25 contaminants every three years thereafter. The California Department of Health Services, acting on behalf of the USEPA, administers the USEPA's program. The Registrant currently tests its wells and water systems for more than 90 contaminants. Water from wells found to contain levels of contaminants above the established MCL's has either been treated or blended before it is delivered to customers.

               The Registrant, like any provider of water from surface supplies, has a risk of contamination from Cryptosporidium, a microscopic organism widely present in the environment, reaching the water supply. The Registrant's risk is greatly reduced, however, due in part to the high quality of source water where, according to the MWD, measured amounts of Cryptosporidium are 100 to 1000 times less than the national average.

               Also, the Registrant is a voluntary member of the "Partnership for Safe Water", a national program developed in conjunction with the USEPA, the National Association of Water Companies and the American Water Works Association to further protect the public from diseases caused by Cryptosporidium and other organisms. As a volunteer in the program, the Registrant has committed to go above and beyond current regulation governing surface water treatment to ensure that its treatment facilities are performing as efficiently as possible.

               The Registrant continues to implement the lead and copper rules as promulgated by the USEPA. The second round of sampling for small water systems was completed with second annual reduced monitoring in effect for medium-sized and large water systems. All 41 of the Registrant's water systems are in compliance with the lead and copper rules.

               The Registrant will also be subject to new rules regarding MCLs for radon and arsenic pending implementation by the USEPA. With respect to the radon rule, the USEPA did not meet its October 1, 1993 deadline for implementation of the rule. As a result, the radon rule was to be considered as part of the re-authorization of the SDWA presently before the United States Congress. The 1994 Congress adjourned prior to taking any action with respect to the radon rule. The Registrant believes the USEPA will consequently establish a MCL of 1,000 pico-curies per liter, which would affect a relatively small number of the Registrant's wells. The Registrant is currently conducting studies to determine the best treatment for the affected systems which could range from simple aeration to filtration through granular activated carbon. Implementation of the MCL, however, is postponed for at least a year pending budget appropriation of funds for the USEPA to monitor compliance with the rule. The Registrant is currently unable to predict what ultimate effects, if any, this rule will have on its financial condition or results of operation until the MCL is established.

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

               The proposed Information Collection Rule, originally expected in October, 1994 and which will affect only two of the Registrant's water systems with minor paperwork costs, is anticipated by the end of 1995. In addition, a set of primary standards, referred to as "Phase VI," has been postponed indefinitely.

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

               Water rates of the Registrant vary among its 21 customer service areas due to differences in operating conditions and costs. The customer service areas are currently grouped into

16 water districts and one electric district for rate-making purposes. The Registrant continuously monitors its operations in all of its districts so that applications for rate changes may be filed, when warranted, on a district-by-district basis in accordance with CPUC procedure. Under the CPUC's practices, rates may be increased by three methods: general rate increases, offsets for certain expense increases and advice letter filings related to certain plant additions. General rate increases typically are for three-year periods and include "step" and "attrition" increases in rates for the second and third years.

                  Rates currently in effect include approximately $13.1 million in increases authorized by the CPUC during the last twelve months for recovery of previously uncollected supply costs including purchased water, electric and natural gas costs for pumping, electric energy for resale and groundwater production assessments. These increased revenues do not produce additional earnings although they significantly increase the Registrant's cash flow. Step and attrition year rate increases, authorized in previous general rate cases and effective in 1995, are expected to result in additional annualized revenues of approximately $1.2 million.

                  In May, 1995, the CPUC granted the Registrant a general rate increase of approximately $936,000, including step and attrition year increases, in its Arden-Cordova customer service area.

                  In March, 1995 the Registrant filed applications for general rate relief, including step and attrition increases, in six of its water rate-making districts. The March, 1995 filings included $2.2 million associated with recovery of costs associated with implementation of recommendations included in the management audit. In July, 1995 the Division of Ratepayer Advocates ("DRA") of the CPUC issued its report on the Registrant's applications. The Registrant has concluded settlement negotiations with the DRA, with all issues, including establishing a return on common equity of 10.40%, being settled. The stipulation of the parties will be presented to the administrative law judge ("ALJ") assigned to the case. The ALJ's proposed decision is anticipated in September, 1995 although the Registrant is unable to predict at this time whether or not the ALJ will accept the settlement agreement in total or in part. No assurance can be given that the CPUC will ultimately authorize all or any of the rates for which the Registrant applied. However, given established CPUC procedure, the Registrant does not anticipate significant rate relief from the rate filings made in 1995 until early 1996.
As a result, earnings from operations in 1995 are expected to remain at or possibly below levels experienced in recent years.

                  The Registrant filed a Notice of Intent to file an application for general rate relief in its electric customer service area on July 31, 1995. Rate relief from this application is not anticipated until mid-1996.


                                    PART II


ITEM 1.  LEGAL PROCEEDINGS

                   The Registrant is subject to ordinary routine litigation incidental to its business. Except as discussed in Note 4 of the Notes to Financial Statements and as disclosed in previous filings with the SEC, there are no other pending legal proceedings, other than such incidental litigation, to which the Registrant is a party or of which any of its properties is the subject which are believed by the Registrant to be material.

ITEM 2.   CHANGES IN SECURITIES

                  As of June 30, 1995, earned surplus amounted to $43,298,000. Of this amount, $27,108,000 was restricted as to payment of cash dividends on the Registrant's common shares.

                  As of June 30, 1995, authorized but unissued common shares includes 109,454 and 92,259 common shares reserved for issuance under the Registrant's Dividend Reinvestment and Common Shares Purchase Program and Investment Incentive Program ("401-k"), respectively. Common Shares reserved for the 401-k Plan are in relation to the matching contributions made by the Registrant and for investment purposes by participants.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  No matter was submitted during the second quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

ITEM 5.   OTHER INFORMATION

                  On July 24, 1995, the Board of Directors of the Registrant declared a regular quarterly dividend of $0.30 per common share. In other actions, the Board of Directors declared regular quarterly dividends of $0.25 per share, $0.265625 per share and $0.3125 per share on its 4%, 4-1/4% and 5% Cumulative Preferred Shares, respectively. The dividends on common and preferred shares will be paid September 1, 1995 to shareholders of record as of the close of business on August 14, 1995.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  None.

                                   SIGNATURES



                  Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer and chief financial officer.



                                         SOUTHERN CALIFORNIA WATER COMPANY



                                         By : /s/ JAMES B. GALLAGHER
                                             -------------------------------
                                                  James B. Gallagher
                                              Vice President - Finance,
                                             Chief Financial Officer and
                                                        Secretary


Date:  August 8, 1995