Form 10-Q/A
period 1995-03-31
SOUTHERN CALIFORNIA WATER CO
filed 1995-11-14
CIK 92116

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-Q/A
                                AMENDMENT NO. 2


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


   For Quarter Ended MARCH 31, 1995             Commission file number 0-1121
                     --------------                                    ------


                         SOUTHERN CALIFORNIA WATER COMPANY
             ------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)


                CALIFORNIA                        95-1243678
      -------------------------------        -------------------
      (State or other jurisdiction of         (I.R.S. Employer
       incorporation or organization)        Identification No.)


630 EAST FOOTHILL BOULEVARD, SAN DIMAS, CALIFORNIA           91773
--------------------------------------------------         ---------
 (Address of principal executive offices)                  (Zip Code)


      Registrant's telephone number, including area code   (909) 394-3600
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

                       SOUTHERN CALIFORNIA WATER COMPANY

                                  FORM 10-Q/A
                                AMENDMENT NO. 1

                                    INDEX

                                                                                                              PAGE NO.
                                                                                                              --------
PART I         FINANCIAL INFORMATION

Item 1:        Financial Statements                                                                                  1

               Balance Sheets as of March 31, 1995 and December 31, 1994                                         2 - 3

               Statements of Income for the Three Months Ended
                 March 31, 1995 and March 31, 1994                                                                   4

               Statements of Income for the Twelve Months Ended
                 March 31, 1995 and March 31, 1994                                                                   5

               Cash Flow Statements for the Three Months Ended
                 March 31, 1995 and March 31, 1994                                                                   6

               Notes to Financial Statements                                                                     7 - 9

Item 2:        Management's Discussion and Analysis of Financial Condition
                 and Results of Operation                                                                      10 - 16



PART II        OTHER INFORMATION

Item 1:        Not Applicable in this Amendment No. 2

Item 2:        Changes in Securities                                                                                16

Item 3:        Not Applicable in this Amendment No. 2

Item 4:        Not Applicable in this Amendment No. 2

Item 5:        Not Applicable in this Amendment No. 2

Item 6:        Not Applicable in this Amendment No. 2

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

                       SOUTHERN CALIFORNIA WATER COMPANY
                                 BALANCE SHEETS
                                     ASSETS

                                                                                    MARCH 31,         DECEMBER 31,
                                                                                      1995                1994
                                                                                  -----------         ------------
                                                                                  (Unaudited)
                                                                                         (in thousands)
UTILITY PLANT, at cost
 Water......................................................................        $356,829            $356,666
 Electric...................................................................          27,922              26,642
                                                                                    --------            --------
                                                                                     384,751             383,308
 Less - Accumulated depreciation............................................         (95,248)            (92,679)
                                                                                    --------            --------
                                                                                     289,503             290,629
 Construction work in progress..............................................          28,301              24,250
                                                                                    --------            --------
                                                                                     317,804             314,879
                                                                                    --------            --------
OTHER PROPERTY AND INVESTMENTS..............................................             921                 921
                                                                                    --------            --------
CURRENT ASSETS
 Cash and cash equivalents..................................................           1,035               2,344
 Accounts receivable -
  Customers, less reserves of $264
   in 1995 and $419 in 1994.................................................           8,091               8,889
 Other......................................................................           1,863               2,015
 Unbilled revenue...........................................................           7,129               9,560
 Materials and supplies, at average cost....................................           1,295               1,232
 Supply cost balancing accounts.............................................           7,597               7,008
 Prepayments and other......................................................           6,115               6,578
 Accumulated deferred income taxes - net....................................           2,099               2,461
                                                                                    --------            --------
                                                                                      35,224              40,087
                                                                                    --------            --------
DEFERRED CHARGES
  Regulatory tax-related assets.............................................          23,073              23,105
  Other deferred charges....................................................           5,061               4,635
                                                                                    --------            --------
                                                                                      28,134              27,740
                                                                                    --------            --------
                                                                                    $382,083            $383,627
                                                                                    ========            ========



     The accompanying notes are an integral part of these financial statements.

                       SOUTHERN CALIFORNIA WATER COMPANY
                                 BALANCE SHEETS
                         CAPITALIZATION AND LIABILITIES


                                                                     MARCH 31,               DECEMBER 31,
                                                                       1995                      1994
                                                                     ---------               ------------
                                                                    (Unaudited)
                                                                                (in thousands)
CAPITALIZATION
  Common shareholders equity.....................................       $117,701                  $118,962
  Preferred shares...............................................          1,600                     1,600
  Preferred shares subject to mandatory
    redemption requirements......................................            560                       560
  Long-term debt.................................................         92,751                    92,891
                                                                        --------                  --------
                                                                         212,612                   214,013
                                                                        --------                  --------
CURRENT LIABILITIES
  Notes payable to banks.........................................         25,000                    19,500
  Long-term debt and preferred shares
    due within one year..........................................          2,524                     4,624
  Accounts payble................................................          5,081                     8,448
  Taxes payable..................................................          4,083                     5,635
  Accrued interest...............................................          1,427                     1,885
  Other accrued liabilities......................................          7,477                     6,504
                                                                        --------                  --------
                                                                          45,592                    46,596
                                                                        --------                  --------
 OTHER CREDITS
  Advances for construction......................................         54,908                    54,503
  Contributions in aid of construction...........................         25,510                    25,567
  Accumulated deferred income taxes - net........................         36,850                    36,252
  Unamortized investment tax credits.............................          3,561                     3,582
  Regulatory tax-related liability...............................          2,333                     2,352
  Other..........................................................            717                       762
                                                                        --------                  --------
                                                                         123,879                   123,018
                                                                        --------                  --------
                                                                        $382,083                  $383,627
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

                       SOUTHERN CALIFORNIA WATER COMPANY
                              STATEMENTS OF INCOME
                              FOR THE THREE MONTHS
                         ENDED MARCH 31, 1995 AND 1994
                                  (Unaudited)

                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                       --------------------------------
                                                                                        1995                      1994
                                                                                       -------                  -------
                                                                                            (in thousands, except
                                                                                              per share amounts)
OPERATING REVENUES
    Water...........................................................................   $21,699                  $21,212
    Electric........................................................................     3,277                    2,969
                                                                                       -------                  -------
                                                                                        24,976                   24,181
                                                                                       -------                  -------
OPERATING EXPENSES
    Water purchased.................................................................     5,381                    6,742
    Power purchased for pumping.....................................................     1,450                    1,221
    Power purchased for resale......................................................     1,503                    1,460
    Groundwater production assessment...............................................     1,294                      635
    Supply cost balancing ..........................................................      (602)                  (1,220)
    Other operating expenses........................................................     2,962                    2,939
    Provision for State Water Project...............................................      -                         135
    Administrative and general expenses.............................................     3,987                    3,524
    Depreciation....................................................................     2,124                    2,014
    Maintenance.....................................................................     1,655                    1,808
    Taxes on income.................................................................       790                      791
    Other taxes.....................................................................     1,036                    1,237
                                                                                       -------                  -------
                                                                                        21,580                   21,286
                                                                                       -------                  -------
    Operating income................................................................     3,396                    2,895
OTHER INCOME........................................................................         6                       41
                                                                                       -------                  -------
    Income before interest charges..................................................     3,402                    2,936
INTEREST CHARGES....................................................................     2,284                    1,770
                                                                                       -------                  -------
NET INCOME..........................................................................     1,118                    1,166
DIVIDENDS ON PREFERRED SHARES.......................................................        24                       25
                                                                                       -------                  -------
EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS..........................................   $ 1,094                  $ 1,141
                                                                                       =======                  =======
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING.......................................     7,845                    7,834
                                                                                       =======                  =======
Earnings Per Common Share...........................................................     $0.14                    $0.15
                                                                                       =======                  =======
Dividends Declared Per Common Share.................................................     $0.30                    $0.30
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

                       SOUTHERN CALIFORNIA WATER COMPANY
                              STATEMENTS OF INCOME
                             FOR THE TWELVE MONTHS
                         ENDED MARCH 31, 1995 AND 1994
                                  (Unaudited)

                                                                                             TWELVE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                         ----------------------------
                                                                                          1995                  1994
                                                                                         ------                ------
                                                                                            (in thousands, except
                                                                                              per share amounts)
OPERATING REVENUES
    Water...........................................................................     $112,574              $100,176
    Electric........................................................................       10,896                10,333
                                                                                         --------              --------
                                                                                          123,470               110,509
                                                                                         --------              --------
OPERATING EXPENSES
    Water purchased................................................................        29,408                31,585
    Power purchased for pumping....................................................         7,813                 7,829
    Power purchased for resale.....................................................         4,769                 3,349
    Groundwater production assessment..............................................         6,116                 4,401
    Supply cost balancing accounts.................................................         1,119                (7,616)
    Other operating expenses.......................................................        12,170                11,120
    Provision for State Water Project..............................................          (331)                1,989
    Administrative and general expenses............................................        14,703                13,946
    Depreciation...................................................................         8,160                 7,580
    Maintenance....................................................................         6,763                 6,781
    Taxes on income ...............................................................         8,863                 5,434
    Other taxes....................................................................         4,487                 4,833
                                                                                         --------              --------
                                                                                          104,040                91,231
                                                                                         --------              --------
    Operating income...............................................................        19,430                19,278
                                                                                         --------              --------
OTHER INCOME
    Net gain on sale of operating properties.......................................           313                 -
    Other..........................................................................          (112)                  358
                                                                                         --------              --------
                                                                                              201                   358

    Income before interest charges.................................................        19,631                19,636
INTEREST CHARGES...................................................................         8,341                 7,988
                                                                                         --------              --------
NET INCOME.........................................................................        11,290                11,648
DIVIDENDS ON PREFERRED SHARES......................................................            98                   100
                                                                                         --------              --------
EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS.........................................      $ 11,192              $ 11,548
                                                                                         ========              ========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING......................................         7,845                 7,478
                                                                                         ========              ========
Earnings Per Common Share..........................................................         $1.43                 $1.54
                                                                                         ========              ========
Dividends Declared Per Common Share.................................................        $1.20                 $1.20
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

                       SOUTHERN CALIFORNIA WATER COMPANY
                              CASH FLOW STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                  (UNAUDITED)

                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                          ---------------------------
                                                                                            1995                1994
                                                                                          -------             -------
                                                                                               (in thousands)
CASH FLOWS FROM -
 Operating Activities:
   Net income.......................................................................       $ 1,118            $ 1,166
   Adjustments for non-cash items:
   Depreciation and amortization....................................................         2,203              2,107
    Deferred income taxes and
      investment tax  credits.......................................................           931                911
    Other - net.....................................................................          (408)              (542)
  Changes in current assets and liabilities:
    Accounts receivable.............................................................           950                357
    Prepayments.....................................................................           463                710
    Supply cost balancing accounts..................................................          (589)            (1,216)
    Accounts payable................................................................        (3,367)            (1,475)
    Taxes payable...................................................................        (1,552)            (1,604)
    Unbilled revenue................................................................         2,431                492
    Other...........................................................................           220                702
                                                                                           -------            -------
       Net Cash Provided............................................................         2,400              1,608
                                                                                           -------            -------
Financing Activities:
  Issuance of securities............................................................             -                673
  Receipt of advances and contributions.............................................           417                749
  Repayments of long-term debt and
    redemption of preferred shares..................................................        (2,240)               (77)
  Refunds on advances...............................................................           (27)              (577)
  Net change in notes payable to banks..............................................         5,500              5,500
  Common and preferred dividends paid...............................................        (2,228)            (2,216)
                                                                                           -------            -------
       Net Cash Provided............................................................         1,422              4,052
                                                                                           -------            -------
Investing Activities:
Construction expenditures...........................................................        (5,131)            (7,185)
                                                                                           -------            -------
       Net Cash Provided............................................................        (5,131)            (7,185)
                                                                                           -------            -------
Net Decrease in Cash and Cash Equivalents...........................................        (1,309)            (1,525)

Cash and Cash Equivalents, Beginning of Period.....................................          2,344              1,726
                                                                                           -------            -------
Cash and Cash Equivalents, End of Period............................................       $ 1,035            $   201
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

  6. Effective January 1, 1993, the Registrant adopted Statement of Financial Accounting Standards ("SFAS") No. 106 - Employers' Accounting for Postretirement Benefits Other Than Pensions, which requires accrual of the expected costs of providing benefits such as retiree health care over the employees' years of service. As a result, the Registrant amended its retiree medical plan substantially reducing benefits for those current employees retiring after September 30, 1995. No such benefits will be available to employees hired on or after February 1, 1995.

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

  9. As permitted by the CPUC, the Registrant maintains water and electric supply cost balancing accounts to account for under-collections and over-collections of revenues designed to recover such costs. Recoverability of such costs are recorded in income and charged to balancing accounts when such costs are incurred. The balancing accounts are credited when such costs are recovered through rate adjustments. In October 1995, the Registrant identified and adjusted for an error in the recording of offset revenue into its electric balancing account. The error arose as a result of the input in August 1994 of an incorrect rate into a system which generates the amount of offset revenue to be recorded. This resulted in a misstatement of the overcollection in the balancing account and, thus, an understatement in recorded income. For 1994, income was understated by approximately $336,000 or $0.043 per common share. The impact of the adjustment for 1994 was not material and the cumulative effects of the adjustment through March 31, 1995 are included in the first quarter results. For the first quarter of 1995, income was understated by approximately $211,000 or $0.027 per common share. The error did not affect actual billings to electric customers.

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

RESULTS OF OPERATION

                   Earnings per common share for the three months ended March 31, 1995 decreased by 4.3% to $0.14 per share as compared to $0.15 per share for the comparable period last year. Earnings for the twelve months ended March 31, 1995 decreased by 7.6% to $1.43 per share as compared to $1.54 per share for the twelve months ended March 31, 1994.

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

                   Kilowatt-hour sales of electricity increased by 1.9% and 2.8% for the three and twelve months ended March 31, 1995, respectively, as compared to the same periods last year. As a result of the increased kilowatt-hour sales and a slight change in the mix of those sales in favor of residential and commercial, electric operating revenues for the three and twelve month periods ending March 31, 1995 increased by 10.4% and 5.4%, respectively, over the comparable periods last year.

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

                   The negative entry in the provision for supply cost balancing accounts for the three months ended March 31, 1995 reflects under-recovery of supply costs during the period. In October 1995, the Registrant identified and adjusted for an error in the recording of offset revenue into its electric balancing account. The error arose as a result of the input in August 1994 of an incorrect rate into a system which generates the amount of offset revenue to be recorded. This resulted in a misstatement of the overcollection in the balancing account and, thus, an understatement in recorded income. For 1994, income was understated by approximately $336,000 or $0.043 per common share. The impact of the adjustment for 1994 was not material and the cumulative effects of the adjustment through March 31, 1995 are included in the first quarter results. For the first quarter of 1995, income was understated by approximately $211,000 or $0.027 per common share. The error did not affect actual billings to electric customers. A positive entry for the provision for supply cost balancing accounts reflects recovery of previously under-collected supply costs. The positive entry for the twelve months ended March 31, 1995 results from approval by the CPUC in March, 1994 of rate increases to collect purchased water supply costs, supply costs for power purchased for pumping and increased groundwater production assessments which had previously not been collected through rates.

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

                   Administrative and general expenses increased by 13.1 and 5.4% for the three and twelve months ended March 31, 1995, respectively, as compared to the same periods ended March 31, 1994. These periods are each affected by an increase in the number of persons engaged in regulatory, operational and administrative functions as a result of the organization of the Registrant into three operating regions as well as increased personnel-related expenditures such as health insurance, pension and 401-k plan costs. In addition, the three month comparison is affected by certain costs in 1995 associated with reorganization including relocation and severance costs.

                   Depreciation expense increased by 5.5% and 7.7%, respectively, for the three and twelve months ended March 31, 1995 reflecting, among other things, the effects of recording approximately $21.2 million in net plant additions during 1994, depreciation on which began in January, 1995.

                   Taxes on income decreased slightly by 0.1% for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. Taxes on income for the twelve months ended March 31, 1995 increased by 63.1% over the same period last year. The twelve month comparison is affected by a reversal of approximately $1.3 million in previously established tax reserves during the last quarter of 1993 for which there is no corresponding amount affecting 1995.

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

               Water rates of the Registrant vary among its 22 customer service areas due to differences in operating conditions and costs. The customer service areas are currently grouped into 16 water districts and one electric district for rate-making purposes. The Registrant continuously monitors its operations in all of its districts so that applications for rate changes may be filed, when warranted, on a district- by-district basis in accordance with CPUC procedure. Under the CPUC's practices, rates may be increased by three methods: general rate increases, offsets for certain expense increases and advice letter filings related to certain plant additions.
General rate increases typically are for three-year periods and include "step" increases in rates for the second and third years.

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


                                    PART II

ITEM 2.  CHANGES IN SECURITIES

                     As of March 31, 1995, earned surplus amounted to $43,336,000. Of this amount, $27,228,000 was restricted as to payment of cash dividends on the Registrant's Common Shares.

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

                   Dated:  November 13, 1995