Form 10-Q/A
period 1995-06-30
SOUTHERN CALIFORNIA WATER CO
filed 1995-11-14
CIK 92116

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-Q/A
                                AMENDMENT NO. 1


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


      For Quarter Ended JUNE 30, 1995       Commission file number 0-1121
                        -------------                              ------


                         SOUTHERN CALIFORNIA WATER COMPANY
             ------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)


                      CALIFORNIA                        95-1243678
            -------------------------------        -------------------
            (State or other jurisdiction of         (I.R.S. Employer
             incorporation or organization)        Identification No.)


    630 EAST FOOTHILL BOULEVARD, SAN DIMAS, CALIFORNIA           91773
    --------------------------------------------------         ----------
        (Address of principal executive offices)               (Zip Code)


      Registrant's telephone number, including area code   (909) 394-3600
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

                       SOUTHERN CALIFORNIA WATER COMPANY

                                 BALANCE SHEETS

                                     ASSETS

                                                                           JUNE 30,             DECEMBER 31,
                                                                             1995                  1994
                                                                          -----------          --------------
                                                                          (Unaudited)
                                                                                   (in thousands)
UTILITY PLANT, at cost
  Water  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  361,463            $  356,666
  Electric . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         27,943                26,642
                                                                           ----------            ----------
                                                                              389,406               383,308
Less - Accumulated depreciation  . . . . . . . . . . . . . . . . . . .        (97,821)              (92,679)
                                                                           ----------            ----------
                                                                              291,585               290,629
  Construction work in progress  . . . . . . . . . . . . . . . . . . .         32,193                24,250
                                                                           ----------            ----------
                                                                              323,778               314,879
                                                                           ----------            ----------
OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . . . . . . . . . .            920                   921
                                                                           ----------            ----------
CURRENT ASSETS
  Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . .          4,890                 2,344
  Accounts receivable -
    Customers, less reserves of $335
      in 1995 and $419 in 1994 . . . . . . . . . . . . . . . . . . . .          8,818                 8,889
    Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,079                 2,015
  Unbilled revenue . . . . . . . . . . . . . . . . . . . . . . . . . .         10,088                 9,560
  Materials and supplies, at average cost  . . . . . . . . . . . . . .          1,253                 1,232
  Supply cost balancing accounts . . . . . . . . . . . . . . . . . . .          6,598                 7,008
  Prepayments and other  . . . . . . . . . . . . . . . . . . . . . . .          5,259                 6,578
  Accumulated deferred income taxes - net  . . . . . . . . . . . . . .          2,592                 2,461
                                                                           ----------            ----------
                                                                               40,577                40,087
                                                                           ----------            ----------
DEFERRED CHARGES
  Regulatory tax-related assets  . . . . . . . . . . . . . . . . . . .         22,999                23,105
  Other deferred charges . . . . . . . . . . . . . . . . . . . . . . .          5,479                 4,635
                                                                           ----------            ----------
                                                                               28,478                27,740
                                                                           ----------            ----------
                                                                           $  393,753            $  383,627
                                                                           ==========            ==========



  The accompanying notes are an integral part of these financial statements.

                       SOUTHERN CALIFORNIA WATER COMPANY

                                 BALANCE SHEETS

                         CAPITALIZATION AND LIABILITIES

                                                                                       JUNE 30,               DECEMBER 31,
                                                                                         1995                     1994
                                                                                      ----------              ------------
                                                                                     (Unaudited)
                                                                                                 (in thousands)
CAPITALIZATION

  Common shareholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . .      $  118,350               $  118,962
  Preferred shares  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,600                    1,600
  Preferred shares subject to mandatory
    redemption requirements . . . . . . . . . . . . . . . . . . . . . . . . . . .             560                      560
  Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          77,645                   92,891
                                                                                       ----------               ----------
                                                                                          198,155                  214,013
                                                                                       ----------               ----------


CURRENT LIABILITIES

  Notes payable to banks  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          33,000                   19,500
  Long-term debt and preferred shares
    due within one year . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          15,524                    4,624
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           6,318                    8,448
  Taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           6,221                    5,635
  Accrued interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,746                    1,885
  Other accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .           7,276                    6,504
                                                                                       ----------               ----------
                                                                                           70,085                   46,596
                                                                                       ----------               ----------

OTHER CREDITS

  Advances for construction . . . . . . . . . . . . . . . . . . . . . . . . . . .          54,446                   54,503
  Contributions in aid of construction  . . . . . . . . . . . . . . . . . . . . .          26,986                   25,567
  Accumulated deferred income taxes - net . . . . . . . . . . . . . . . . . . . .          37,553                   36,252
  Unamortized investment tax credits  . . . . . . . . . . . . . . . . . . . . . .           3,541                    3,582
  Regulatory tax-related liability  . . . . . . . . . . . . . . . . . . . . . . .           2,322                    2,352
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             665                      762
                                                                                       ----------               ----------
                                                                                          125,513                  123,018
                                                                                       ----------               ----------
                                                                                       $  393,753               $  383,627
                                                                                       ==========               ==========



  The accompanying notes are an integral part of these financial statements.

                       SOUTHERN CALIFORNIA WATER COMPANY
                              STATEMENTS OF INCOME
                              FOR THE THREE MONTHS
                          ENDED JUNE 30, 1995 AND 1994
                                 (Unaudited)

                                                                                                   THREE MONTHS ENDED
                                                                                                        JUNE 30,
                                                                                          -----------------------------------
                                                                                             1995                     1994
                                                                                          ----------               ----------
                                                                                                (in thousands, except
                                                                                                  per share amounts)
OPERATING REVENUES
    Water . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   30,096               $   28,080
    Electric  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,276                    2,414
                                                                                          ----------               ----------
                                                                                              32,372                   30,494
                                                                                          ----------               ----------
OPERATING EXPENSES
    Water purchased . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            7,582                    7,063
    Power purchased for pumping . . . . . . . . . . . . . . . . . . . . . . . . . .            1,605                    1,545
    Power purchased for resale  . . . . . . . . . . . . . . . . . . . . . . . . . .            1,047                      770
    Groundwater production assessment . . . . . . . . . . . . . . . . . . . . . . .            1,572                    1,698
    Supply cost balancing accounts  . . . . . . . . . . . . . . . . . . . . . . . .              992                    1,479
    Other operating expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,169                    3,074
    Provision for State Water Project . . . . . . . . . . . . . . . . . . . . . . .                -                      128
    Administrative and general expenses . . . . . . . . . . . . . . . . . . . . . .            4,062                    3,848
      Depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,171                    2,016
    Maintenance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,560                    1,649
    Taxes on income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,256                    1,703
    Other taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,088                    1,258
                                                                                          ----------               ----------
                                                                                              27,104                   26,231
                                                                                          ----------               ----------
    Operating income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            5,268                    4,263
OTHER INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               68                      (46)
                                                                                          ----------               ----------
    Income before interest charges  . . . . . . . . . . . . . . . . . . . . . . . .            5,336                    4,217
INTEREST CHARGES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,309                    1,890
                                                                                          ----------               ----------
NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,027                    2,327
DIVIDENDS ON PREFERRED SHARES . . . . . . . . . . . . . . . . . . . . . . . . . . .              (24)                     (25)
                                                                                          ----------               ----------
EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS  . . . . . . . . . . . . . . . . . . . .       $    3,003               $    2,302
                                                                                          ==========               ==========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING . . . . . . . . . . . . . . . . . . .            7,845                    7,845
                                                                                          ==========               ==========
Earnings Per Common Share . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $0.38                    $0.29
                                                                                          ==========               ==========
Dividends Declared Per Common Share . . . . . . . . . . . . . . . . . . . . . . . .            $0.30                    $0.30
                                                                                          ==========               ==========


     The accompanying notes are an integral part of these financial statements.

                       SOUTHERN CALIFORNIA WATER COMPANY
                              STATEMENTS OF INCOME
                               FOR THE SIX MONTHS
                          ENDED JUNE 30, 1995 AND 1994
                                 (Unaudited)

                                                                                                   SIX MONTHS ENDED
                                                                                                        JUNE 30,
                                                                                          ---------------------------------
                                                                                             1995                   1994
                                                                                          ----------             ----------
                                                                                                (in thousands, except
                                                                                                  per share amounts)
OPERATING REVENUES
    Water . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   51,795             $   49,292
    Electric  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            5,554                  5,383
                                                                                          ----------             ----------
                                                                                              57,349                 54,675
                                                                                          ----------             ----------
OPERATING EXPENSES
    Water purchased . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           12,964                 13,805
    Power purchased for pumping . . . . . . . . . . . . . . . . . . . . . . . . . .            3,055                  2,766
    Power purchased for resale  . . . . . . . . . . . . . . . . . . . . . . . . . .            2,550                  2,231
    Groundwater production assessment . . . . . . . . . . . . . . . . . . . . . . .            2,866                  2,332
    Supply cost balancing accounts  . . . . . . . . . . . . . . . . . . . . . . . .              390                    259
    Other operating expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . .            6,132                  6,013
    Provision for State Water Project . . . . . . . . . . . . . . . . . . . . . . .                -                    263
    Administrative and general expenses . . . . . . . . . . . . . . . . . . . . . .            8,049                  7,373
    Depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            4,295                  4,030
    Maintenance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,215                  3,457
    Taxes on income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,045                  2,494
    Other taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,124                  2,495
                                                                                          ----------             ----------
                                                                                              48,685                 47,518
                                                                                          ----------             ----------
    Operating income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            8,664                  7,157
OTHER INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               74                     (5)
                                                                                          ----------             ----------
    Income before interest charges  . . . . . . . . . . . . . . . . . . . . . . . .            8,738                  7,152
INTEREST CHARGES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            4,593                  3,660
                                                                                          ----------             ----------
NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            4,145                  3,492
DIVIDENDS ON PREFERRED SHARES . . . . . . . . . . . . . . . . . . . . . . . . . . .              (48)                   (49)
                                                                                          ----------             ----------
EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS  . . . . . . . . . . . . . . . . . . . .       $    4,097             $    3,443
                                                                                          ==========             ==========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING . . . . . . . . . . . . . . . . . . .            7,845                  7,839
                                                                                          ==========             ==========
Earnings Per Common Share . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $0.52                  $0.44
                                                                                          ==========             ==========
Dividends Declared Per Common Share . . . . . . . . . . . . . . . . . . . . . . . .            $0.60                  $0.60
                                                                                          ==========             ==========

The accompanying notes are an integral part of these financial statements.

                       SOUTHERN CALIFORNIA WATER COMPANY
                              STATEMENTS OF INCOME
                             FOR THE TWELVE MONTHS
                          ENDED JUNE 30, 1995 AND 1994
                                 (Unaudited)

                                                                                               TWELVE MONTHS ENDED
                                                                                                     JUNE 30,
                                                                                         ------------------------------
                                                                                            1995                1994
                                                                                         ----------          ----------
                                                                                              (in thousands, except
                                                                                                per share amounts)
OPERATING REVENUES
    Water . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  114,590          $  101,860
    Electric  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          10,758              10,530
                                                                                         ----------          ----------
                                                                                            125,348             112,390
                                                                                         ----------          ----------
OPERATING EXPENSES
    Water purchased . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          29,927              31,799
    Power purchased for pumping . . . . . . . . . . . . . . . . . . . . . . . . . .           7,869               7,543
    Power purchased for resale  . . . . . . . . . . . . . . . . . . . . . . . . . .           5,050               3,128
    Groundwater production assessment . . . . . . . . . . . . . . . . . . . . . . .           5,990               4,553
    Supply cost balancing accounts  . . . . . . . . . . . . . . . . . . . . . . . .             630              (4,804)
    Other operating expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . .          12,219              11,396
    Provision for State Water Project . . . . . . . . . . . . . . . . . . . . . . .            (456)              1,174
    Administrative and general expenses . . . . . . . . . . . . . . . . . . . . . .          14,955              14,471
    Depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           8,315               7,732
    Maintenance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           6,680               6,877
    Taxes on income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           9,416               5,071
    Other taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,317               4,988
                                                                                         ----------          ----------
                                                                                            104,912              93,928
                                                                                         ----------          ----------
    Operating income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          20,436              18,462
                                                                                         ----------          ----------
 OTHER INCOME   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             314                 388
                                                                                         ----------          ----------
    Income before interest charges  . . . . . . . . . . . . . . . . . . . . . . . .          20,750              18,850
INTEREST CHARGES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           8,761               7,862
                                                                                         ----------          ----------
NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          11,989              10,988
DIVIDENDS ON PREFERRED SHARES . . . . . . . . . . . . . . . . . . . . . . . . . . .             (97)                (99)
                                                                                         ----------          ----------
EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS  . . . . . . . . . . . . . . . . . . . .      $   11,892             $10,889
                                                                                         ==========          ==========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING . . . . . . . . . . . . . . . . . . .           7,845               7,773
                                                                                         ==========          ==========
Earnings Per Common Share . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $1.52               $1.40
                                                                                         ==========          ==========
Dividends Declared Per Common Share . . . . . . . . . . . . . . . . . . . . . . . .           $1.20               $1.20
                                                                                         ==========          ==========

  The accompanying notes are an integral part of these financial statements.

                       SOUTHERN CALIFORNIA WATER COMPANY
                              CASH FLOW STATEMENTS
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (Unaudited)

                                                                                                 SIX MONTHS ENDED
                                                                                                     JUNE 30,
                                                                                            -----------------------------
                                                                                              1995                1994
                                                                                            ---------           ---------
                                                                                                   (in thousands)
CASH FLOWS FROM -

  Operating Activities:
    Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $4,145              $3,492
    Adjustments for non-cash items:
      Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . .           4,461               4,229
      Deferred income taxes and
        investment tax credits  . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,183                 311
    Other - net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (447)             (1,475)
    Changes in assets and liabilities:
      Accounts receivable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,007              (2,591)
      Prepayments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,319               1,393
      Supply cost balancing accounts  . . . . . . . . . . . . . . . . . . . . . . . .             410                 265
      Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (2,130)             (1,340)
      Taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             586                 166
      Unbilled revenue  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (528)             (1,717)
      Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             408               1,900
                                                                                            ---------           ---------
        Net Cash Provided . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          10,414               4,633
                                                                                            ---------           ---------
  Financing Activities:
    Receipt of advances and contributions . . . . . . . . . . . . . . . . . . . . . .           1,651               1,883
    Repayments of long-term debt and
      redemption of preferred shares  . . . . . . . . . . . . . . . . . . . . . . . .          (4,347)                (97)
    Refunds on  advances  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (942)             (2,360)
    Net change in notes payable to banks  . . . . . . . . . . . . . . . . . . . . . .          13,500              12,750
    Common and preferred dividends paid . . . . . . . . . . . . . . . . . . . . . . .          (4,719)             (4,748)
                                                                                            ---------           ---------
         Net Cash Provided  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           5,143               7,428
                                                                                            ---------           ---------
  Investing Activities:
   Construction expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (13,011)            (12,865)
                                                                                            ---------           ---------
         Net Cash Used  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (13,011)            (12,865)
                                                                                            ---------           ---------
  Net Increase (Decrease) in Cash and Cash Equivalents  . . . . . . . . . . . . . . .           2,546                (804)
  Cash and Cash Equivalents, Beginning of period  . . . . . . . . . . . . . . . . . .           2,344               1,726
                                                                                            ---------           ---------
  Cash and Cash Equivalents, End of period  . . . . . . . . . . . . . . . . . . . . .          $4,890                $922
                                                                                            =========           =========

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

 9. As permitted by the CPUC, the Registrant maintains water and electric supply cost balancing accounts to account for under-collections and over-collections of revenues designed to recover such costs. Recoverability of such costs are recorded in income and charged to balancing accounts when such costs are incurred. The balancing accounts are credited when such costs are recovered through rate adjustments. In October 1995, the Registrant identified and adjusted for an error in the recording of offset revenue into its electric balancing account. The error arose as a result of the input in August 1994 of an incorrect rate into a system which generates the amount of offset revenue to be recorded. This resulted in a misstatement of the overcollection in the balancing account and, thus, an understatement in recorded income. For 1994, income was understated by approximately $336,000 or $0.043 per common share. The impact of the adjustment for 1994 was not material and the cumulative effects of the adjustment through March 31, 1995 were included in first quarter results. For the second quarter of 1995, income was understated by approximately $140,000 or $0.018 per common share. For the six months ended June 30, 1995, income was understated by approximately $351,000 or $0.045 per common share. The error did not affect actual billings to customers.

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

RESULTS OF OPERATION

                   Earnings per common share for the three months ended June 30, 1995 increased by 31.0% to $0.38 per share as compared to $0.29 per share for the comparable period last year. For the six months ended June 30, 1995, earnings per share were $0.52 as compared to $0.45 for the six months ended June 30, 1994. Earnings for the twelve months ended June 30, 1995 increased by 8.6% to $1.52 per share as compared to $1.40 per share for the twelve months ended June 30, 1994.

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

                   Kilowatt-hour sales of electricity decreased by 5.9%, 1.5% and 0.3% for the three, six and twelve months ended June 30, 1995, respectively, as compared to the same periods last year. Electric operating revenues for the three months ended June 30, 1995 decreased by 5.7% as compared to the same period last year due to the decrease in kilowatt-hour sales. Electric operating revenues for the six and twelve month periods ending June 30, 1995 increased by 3.2% and 2.2% over the comparable periods last year as a result of a slight shift in kilowatt-hour sales volumes from industrial customers in favor of residential and commercial customers who have a higher unit rate.

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

                   In October 1995, the Registrant identified and adjusted for an error in the recording of offset revenue into its electric balancing account. The error arose as a result of the input in August 1994 of an incorrect rate into a system which generates the amount of offset revenue to be recorded. This resulted in a misstatement of the overcollection in the balancing account and, thus, an understatement in recorded income. For 1994, income was understated by approximately $336,000 or $0.043 per common share. The impact of the adjustment for 1994 was not material and the cumulative effects of the adjustment through March 31, 1995 were included in first quarter results. For the second quarter of 1995, income was understated by approximately $140,000 or $0.018 per common share. For the six months ended June 30, 1995, income was understated by approximately $351,000 or $0.045 per common share. The error did not affect actual billings to customers. A positive entry for the provision for supply cost balancing accounts reflects recovery of previously under-collected supply costs. The positive entries for three, six and twelve months ended June 30, 1995 result from approval by the CPUC of rate increases to collect purchased water supply costs, supply costs for power purchased for pumping and resale and groundwater production assessments which had previously not been collected through rates.

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

                   Taxes on income increased by approximately 32.5%, 22.1% and 85.7%, respectively, for the three, six and twelve months ended June 30, 1995 as compared to the three, six and twelve months ended June 30, 1994 as a result of higher pre-tax income. In addition, the twelve months ended June 30, 1994 is affected by a reversal of approximately $1.3 million in previously established tax reserves during the last quarter of 1993 for which there is no counterpart affecting the twelve months ended June 30, 1995.

                   For the three, six and twelve month periods ending June 30, 1995, other taxes decreased by 13.5%, 14.9% and 13.5%, respectively, as compared to the same time periods ending June 30, 1994 primarily due to lower property taxes resulting from reduced valuation assessments in 1994 which are applicable in 1995.

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

                   The Registrant routinely employs short-term bank borrowing as an interim financing source prior to executing either a long-term debt or equity issue. On June 21, 1995, the Registrant filed a registration statement with the Securities and Exchange Commission with respect to the proposed sale to the public of up to $70,000,000 in securities. The Registrant intends to issue Medium Term Notes under the foregoing registration statement once it is declared effective. The Registrant's Medium Term Notes have been rated A+/A2 by Standard & Poor's Corporation and Moody's Investors Service, respectively. The net proceeds from the sale of debt securities will be used primarily to repay then outstanding short-term bank borrowing.

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

                                   PART II


ITEM 2.   CHANGES IN SECURITIES

                  As of June 30, 1995, earned surplus amounted to $43,985,000. Of this amount, $24,890,000 was restricted as to payment of cash dividends on the Registrant's common shares.

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


                                       SOUTHERN CALIFORNIA WATER COMPANY



                                       By : s/ JAMES B. GALLAGHER
                                       -----------------------------------
                                                James B. Gallagher
                                            Vice President - Finance,
                                          Chief Financial Officer and
                                                     Secretary


             Date:  November 9, 1995