Form 10-Q
period 1995-09-30
SOUTHERN CALIFORNIA WATER CO
filed 1995-11-14
CIK 92116

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


    For Quarter Ended SEPTEMBER 30, 1995       Commission file number 0-1121
                      ------------------                              ------

                       SOUTHERN CALIFORNIA WATER COMPANY
                       ---------------------------------
             (Exact Name of Registrant as specified in its charter)

                     CALIFORNIA                     95-1243678
           -------------------------------      -------------------
           (State or other jurisdiction of        (I.R.S. Employer
           incorporation or organization)       Identification No.)

  630 EAST FOOTHILL BOULEVARD, SAN DIMAS, CALIFORNIA            91773
  --------------------------------------------------            -----
       (Address of principal executive offices)               (Zip Code)

      Registrant's telephone number, including area code   (909) 394-3600
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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

            As of October 31, 1995, the number of shares outstanding
              of the Registrant's Common Shares, Par Value $2.50,
                                 was 7,845,092.

                       SOUTHERN CALIFORNIA WATER COMPANY

                                   FORM 10-Q

                                     INDEX

                                                                                                  Page No.
                                                                                                  --------
PART I           FINANCIAL INFORMATION

Item 1:          Financial Statements                                                                    1

                 Balance Sheets as of September 30, 1995 and December 31, 1994                       2 - 3

                 Statements of Income for the Three Months Ended
                   September 30, 1995 and September 30, 1994                                             4

                 Statements of Income for the Nine Months Ended
                   September 30, 1995 and September 30, 1994                                             5

                 Statements of Income for the Twelve Months Ended
                   September 30, 1995 and September 30, 1994                                             6

                 Statements of Cash Flows for the Nine Months Ended
                   September 30, 1995 and September 30, 1994                                             7

                 Notes to Financial Statements                                                      8 - 10

Item 2:          Management's Discussion and Analysis of Financial Condition
                   and Results of Operation                                                        11 - 18


PART II          OTHER INFORMATION

Item 1:          Legal Proceedings                                                                      18

Item 2:          Changes in Securities                                                                  18

Item 3:          Defaults Upon Senior Securities                                                        18

Item 4:          Submission of Matters to a Vote of Security Holders                                    18

Item 5:          Other Information                                                                      18

Item 6:          Exhibits and Reports on Form 8-K                                                       18

                 Signatures                                                                             19

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

                       SOUTHERN CALIFORNIA WATER COMPANY

                                 BALANCE SHEETS

                                     ASSETS


                                                                                 SEPTEMBER 30,              DECEMBER 31,
                                                                                    1995                       1994
                                                                                -------------              ------------
                                                                                 (Unaudited)

                                                                                             (in thousands)
UTILITY PLANT, at cost

  Water . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $369,300                   $356,666
  Electric  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          27,997                     26,642
                                                                                 ----------                 ----------
                                                                                    397,297                    383,308
Less - Accumulated depreciation . . . . . . . . . . . . . . . . . . . . . .        (100,358)                   (92,679)
                                                                                 ----------                 ----------
                                                                                    296,939                    290,629
Construction work in progress . . . . . . . . . . . . . . . . . . . . . . .          30,244                     24,250
                                                                                 ----------                 ----------
                                                                                    327,183                    314,879
                                                                                 ----------                 ----------
OTHER PROPERTY AND INVESTMENTS  . . . . . . . . . . . . . . . . . . . . . .             970                        921
                                                                                 ----------                 ----------
CURRENT ASSETS
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . .           1,850                      2,344
  Accounts receivable -
    Customers, less reserves of $229
      in 1995 and $605 in 1994  . . . . . . . . . . . . . . . . . . . . . .          10,572                      8,889
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,050                      2,015
  Unbilled revenue  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          12,001                      9,560
  Materials and supplies, at average cost . . . . . . . . . . . . . . . . .           1,236                      1,232
  Supply cost balancing accounts  . . . . . . . . . . . . . . . . . . . . .           7,167                      7,008
  Prepayments and other . . . . . . . . . . . . . . . . . . . . . . . . . .           7,285                      6,578
  Accumulated deferred income taxes - net . . . . . . . . . . . . . . . . .           2,436                      2,461
                                                                                 ----------                 ----------
                                                                                     43,597                     40,087
                                                                                 ----------                 ----------
Regulatory tax-related assets . . . . . . . . . . . . . . . . . . . . . . .          22,957                     23,105
Other deferred charges  . . . . . . . . . . . . . . . . . . . . . . . . . .           5,623                      4,635
                                                                                 ----------                 ----------
                                                                                     28,580                     27,740
                                                                                 ----------                 ----------
                                                                                   $400,330                   $383,627
                                                                                 ==========                 ==========


   The accompanying notes are an integral part of these financial statements.

                       SOUTHERN CALIFORNIA WATER COMPANY

                                 BALANCE SHEETS

                         CAPITALIZATION AND LIABILITIES


                                                                                 SEPTEMBER 30,             DECEMBER 31,
                                                                                     1995                      1994
                                                                                 -------------             ------------
                                                                                  (Unaudited)

                                                                                             (in thousands)
CAPITALIZATION

  Common shareholders' equity . . . . . . . . . . . . . . . . . . . . . . .         $121,263                 $118,962
  Preferred Shares  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,600                    1,600
  Preferred shares subject to mandatory
    redemption requirements . . . . . . . . . . . . . . . . . . . . . . . .              560                      560
  Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          107,467                   92,891
                                                                                  ----------               ----------
                                                                                     230,890                  214,013
                                                                                  ----------               ----------

CURRENT LIABILITIES

  Notes payable to banks  . . . . . . . . . . . . . . . . . . . . . . . . .            4,500                   19,500
  Long-term debt and preferred shares
    due within one year . . . . . . . . . . . . . . . . . . . . . . . . . .           15,624                    4,624
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            8,931                    8,448
  Taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            6,484                    5,635
  Accrued interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,615                    1,885
  Other accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . .            7,218                    6,504
                                                                                  ----------               ----------
                                                                                      44,372                   46,596
                                                                                  ----------               ----------

OTHER CREDITS

  Advances for construction . . . . . . . . . . . . . . . . . . . . . . . .           53,431                   54,503
  Contributions in aid of construction  . . . . . . . . . . . . . . . . . .           26,949                   25,567
  Accumulated deferred income taxes - net . . . . . . . . . . . . . . . . .           38,228                   36,252
  Unamortized investment tax credits  . . . . . . . . . . . . . . . . . . .            3,520                    3,582
  Regulatory tax-related liability  . . . . . . . . . . . . . . . . . . . .            2,311                    2,352
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              629                      762
                                                                                  ----------               ----------
                                                                                     125,068                  123,018
                                                                                  ----------               ----------
                                                                                    $400,330                 $383,627
                                                                                  ==========               ==========


   The accompanying notes are an integral part of these financial statements.

                       SOUTHERN CALIFORNIA WATER COMPANY
                              STATEMENTS OF INCOME
                              FOR THE THREE MONTHS
                       ENDED SEPTEMBER 30, 1995 AND 1994
                                  (Unaudited)


                                                                                         THREE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                     ---------------------------
                                                                                       1995              1994
                                                                                     ---------         ---------
                                                                                        (in thousands, except
                                                                                          per share amounts)
OPERATING REVENUES
    Water . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $37,062           $36,351
    Electric  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,471             2,335
                                                                                     ---------         ---------
                                                                                        39,533            38,686
                                                                                     ---------         ---------

OPERATING EXPENSES
    Water purchased . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           11,095            10,181
    Power purchased for pumping . . . . . . . . . . . . . . . . . . . . . . .            2,594             2,631
    Power purchased for resale  . . . . . . . . . . . . . . . . . . . . . . .            1,131               968
    Groundwater production assessment . . . . . . . . . . . . . . . . . . . .            1,793             1,532
    Supply cost balancing accounts  . . . . . . . . . . . . . . . . . . . . .             (438)              710
    Other operating expenses  . . . . . . . . . . . . . . . . . . . . . . . .            3,087             3,069
    Administrative and general expenses . . . . . . . . . . . . . . . . . . .            4,570             4,170
    Depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,074             2,009
    Maintenance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,222             1,855
    Taxes on income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,582             3,566
    Other taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,270             1,118
                                                                                     ---------         ---------
                                                                                        31,980            31,809
                                                                                     ---------         ---------
    Operating income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            7,553             6,877
OTHER INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              114               362
                                                                                     ---------         ---------
    Income before interest charges  . . . . . . . . . . . . . . . . . . . . .            7,667             7,239
INTEREST CHARGES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,377             2,031
                                                                                     ---------         ---------
NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            5,290             5,208
DIVIDENDS ON PREFERRED SHARES . . . . . . . . . . . . . . . . . . . . . . . .              (24)              (25)
                                                                                     ---------         ---------
EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS  . . . . . . . . . . . . . . . . .           $5,266            $5,183
                                                                                     =========         =========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING . . . . . . . . . . . . . . . .            7,845             7,845
                                                                                     =========         =========
Earnings Per Common Share . . . . . . . . . . . . . . . . . . . . . . . . . .            $0.67             $0.66
                                                                                     =========         =========
Dividends Declared Per Common Share . . . . . . . . . . . . . . . . . . . . .            $0.30             $0.30
                                                                                     =========         =========


   The accompanying notes are an integral part of these financial statements.

                       SOUTHERN CALIFORNIA WATER COMPANY
                              STATEMENTS OF INCOME
                              FOR THE NINE MONTHS
                       ENDED SEPTEMBER 30, 1995 AND 1994
                                  (Unaudited)


                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                 ------------------------------
                                                                                   1995                 1994
                                                                                 ---------            ---------
                                                                                    (in thousands, except
                                                                                      per share amounts)
OPERATING REVENUES
  Water . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $88,857              $85,643
  Electric  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          8,025                7,718
                                                                                 ---------            ---------
                                                                                    96,882               93,361
                                                                                 ---------            ---------

OPERATING EXPENSES
    Water purchased . . . . . . . . . . . . . . . . . . . . . . . . . . . .         24,058               23,986
    Power purchased for pumping . . . . . . . . . . . . . . . . . . . . . .          5,649                5,396
    Power purchased for resale  . . . . . . . . . . . . . . . . . . . . . .          3,682                3,199
    Groundwater production assessment . . . . . . . . . . . . . . . . . . .          4,659                3,865
    Supply cost balancing accounts  . . . . . . . . . . . . . . . . . . . .            (48)                 968
    Other operating expenses  . . . . . . . . . . . . . . . . . . . . . . .          9,219                9,081
    Provision for State Water Project . . . . . . . . . . . . . . . . . . .              -                  263
    Administrative and general expenses . . . . . . . . . . . . . . . . . .         12,620               11,542
    Depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6,369                6,039
    Maintenance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,436                5,313
    Taxes on income . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6,627                6,060
    Other taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,394                3,613
                                                                                 ---------            ---------
                                                                                    80,665               79,325
                                                                                 ---------            ---------
    Operating income  . . . . . . . . . . . . . . . . . . . . . . . . . . .         16,217               14,036
OTHER INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            188                  357
                                                                                 ---------            ---------
    Income before interest charges  . . . . . . . . . . . . . . . . . . . .         16,405               14,393
INTEREST CHARGES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6,970                5,691
                                                                                 ---------            ---------
NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          9,435                8,702
DIVIDENDS ON PREFERRED SHARES . . . . . . . . . . . . . . . . . . . . . . .            (72)                 (74)
                                                                                 ---------            ---------
EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS  . . . . . . . . . . . . . . . .         $9,363               $8,628
                                                                                 =========            =========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING . . . . . . . . . . . . . . .          7,845                7,841
                                                                                 =========            =========
Earnings Per Common Share . . . . . . . . . . . . . . . . . . . . . . . . .          $1.19                $1.10
                                                                                 =========            =========
Dividends Declared Per Common Share . . . . . . . . . . . . . . . . . . . .          $0.90                $0.90
                                                                                 =========            =========


   The accompanying notes are an integral part of these financial statements.

                       SOUTHERN CALIFORNIA WATER COMPANY
                              STATEMENTS OF INCOME
                             FOR THE TWELVE MONTHS
                       ENDED SEPTEMBER 30, 1995 AND 1994
                                  (Unaudited)

                                                                                      TWELVE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                 ------------------------------
                                                                                   1995                 1994
                                                                                 ---------            ---------
                                                                                    (in thousands, except
                                                                                      per share amounts)
OPERATING REVENUES
  Water . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $115,301            $108,816
  Electric  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          10,894              10,531
                                                                                 ----------          ----------
                                                                                    126,195             119,347
                                                                                 ----------          ----------
OPERATING EXPENSES
    Water purchased . . . . . . . . . . . . . . . . . . . . . . . . . . . .          30,840              33,032
    Power purchased for pumping . . . . . . . . . . . . . . . . . . . . . .           7,837               7,592
    Power purchased for resale  . . . . . . . . . . . . . . . . . . . . . .           5,209               2,935
    Groundwater production assessment . . . . . . . . . . . . . . . . . . .           6,251               4,655
    Supply cost balancing accounts  . . . . . . . . . . . . . . . . . . . .            (516)             (1,384)
    Other operating expenses  . . . . . . . . . . . . . . . . . . . . . . .          12,286              11,722
    Provision for State Water Project . . . . . . . . . . . . . . . . . . .            (456)                844
    Administrative and general expenses . . . . . . . . . . . . . . . . . .          15,315              15,297
    Depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           8,379               7,868
    Maintenance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           6,039               7,243
    Taxes on income . . . . . . . . . . . . . . . . . . . . . . . . . . . .           9,432               5,592
    Other taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,468               4,854
                                                                                 ----------          ----------
                                                                                    105,084             100,250
                                                                                 ----------          ----------
    Operating income  . . . . . . . . . . . . . . . . . . . . . . . . . . .          21,111              19,097
                                                                                 ----------          ----------
OTHER INCOME
    Net gain on sale of operating properties  . . . . . . . . . . . . . . .               -                 314
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              67                 397
                                                                                 ----------          ----------
                                                                                         67                 711
                                                                                 ----------          ----------
    Income before interest charges  . . . . . . . . . . . . . . . . . . . .          21,178              19,808
INTEREST CHARGES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           9,107               7,949
                                                                                 ----------          ----------
NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          12,071              11,859
DIVIDENDS ON PREFERRED SHARES . . . . . . . . . . . . . . . . . . . . . . .             (97)                (99)
                                                                                 ----------          ----------
EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS  . . . . . . . . . . . . . . . .         $11,974             $11,760
                                                                                 ==========          ==========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING . . . . . . . . . . . . . . .           7,845               7,829
                                                                                 ==========          ==========
Earnings Per Common Share . . . . . . . . . . . . . . . . . . . . . . . . .           $1.53               $1.50
                                                                                 ==========          ==========
Dividends Declared Per Common Share . . . . . . . . . . . . . . . . . . . .           $1.20               $1.20
                                                                                 ==========          ==========


   The accompanying notes are an integral part of these financial statements

                       SOUTHERN CALIFORNIA WATER COMPANY
                              CASH FLOW STATEMENTS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (UNAUDITED)


                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                 ------------------------------
                                                                                   1995                 1994
                                                                                 ---------           ----------
                                                                                      (in thousands, except
                                                                                        per share amounts)
CASH FLOWS FROM -

  Operating Activities:
    Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $9,435               $8,702
    Adjustments for non-cash items:
     Depreciation and amortization  . . . . . . . . . . . . . . . . . . . .          6,792                6,335
     Deferred income taxes and
      investment tax credits  . . . . . . . . . . . . . . . . . . . . . . .          2,025                  (46)
     Other - net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,421)              (1,941)
    Changes in assets and liabilities:
     Customer receivables . . . . . . . . . . . . . . . . . . . . . . . . .           (719)              (4,890)
     Prepayments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (707)                (102)
     Supply cost balancing accounts . . . . . . . . . . . . . . . . . . . .           (159)               1,918
     Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .            483                  388
     Taxes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            849                3,706
     Unbilled revenue . . . . . . . . . . . . . . . . . . . . . . . . . . .         (2,441)              (2,688)
     Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . .           (270)               1,568
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            427                1,047
                                                                                 ---------            ---------
         Net Cash Provided                                                          14,294               13,997
                                                                                 ---------            ---------

  Financing Activities:
   Issuance of securities . . . . . . . . . . . . . . . . . . . . . . . . .         30,000               13,000
   Receipt of advances and contributions  . . . . . . . . . . . . . . . . .          2,649                1,980
   Repayments of long-term debt and
    redemption of preferred shares  . . . . . . . . . . . . . . . . . . . .         (4,425)                (173)
   Refunds on advances  . . . . . . . . . . . . . . . . . . . . . . . . . .         (2,503)              (2,687)

   Net change in notes payable to banks . . . . . . . . . . . . . . . . . .        (15,000)               1,500
   Common and preferred dividends paid  . . . . . . . . . . . . . . . . . .         (7,273)              (7,120)
                                                                                 ---------            ---------
         Net Cash Provided                                                           3,448                6,500
                                                                                 ---------            ---------

  Investing Activities:
   Construction expenditures  . . . . . . . . . . . . . . . . . . . . . . .        (18,236)             (18,299)
                                                                                 ---------            ---------
         Net Cash Used                                                             (18,236)             (18,299)
                                                                                 ---------            ---------
  Net Increase in Cash and Cash Equivalents . . . . . . . . . . . . . . . .           (494)               2,198
  Cash and Cash Equivalents, Beginning of period  . . . . . . . . . . . . .          2,344                1,726
                                                                                 ---------            ---------
  Cash and Cash Equivalents, End of period  . . . . . . . . . . . . . . . .         $1,850               $3,924
                                                                                 =========            =========


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

4. The Registrant and the Contra Costa Water District ("CCWD") have settled CCWD's condemnation action regarding the Registrant's Bay
         Point water system. Under the terms of the settlement, the Registrant will continue to own and operate the Bay Point system and CCWD withdrew its condemnation action. CCWD is obligated to construct certain facilities which will be interconnected to the Registrant's system in order to provide a long-term source of supplemental supply for the system. The Registrant will partiallly reimburse CCWD for the cost of constructing these facilities. The Registrant's portion of the current estimated cost of the facilities is $2.6 million. One-half, or $1.3 million, of this amount was paid to CCWD in September, 1994 with the balance due in seven equal annual installments beginning with completion of the facilities, anticipated in 1996. The total project cost is estimated at $5 million.

         The initial contribution of $1.3 million was made from a portion of the proceeds of $2.3 million received from the County of Contra Costa for its condemnation of the Registrant's Madison Treatment Plant. The remaining $1 million of proceeds from the condemnation was credited to the Registrant's supply cost balancing account to offset a portion of the higher cost of purchased water from the City of Pittsburg immediately following the Registrant's loss of the Madison plant capacity in 1993. The terms of the settlement with CCWD were approved by the CPUC on August 11, 1995.

5. The Registrant and the Division of Ratepayer Advocates of the CPUC have entered into a settlement stipulation of all issues associated with the Registrant's application for increased rates in six of its water districts. The Registrant also filed an application for increased rates in its electric operating district in September, 1995. The Registrant does not anticipate significant rate relief from such filings until early 1996. See the section entitled "Rates and Regulation" for more information.

6. Effective January 1, 1993, the Registrant adopted SFAS No. 106 - Employers' Accounting for Postretirement Benefits Other Than Pensions, which requires accrual of the expected costs of providing benefits such as retiree health care over the employees' years of service. As a result, the Registrant amended its retiree medical plan substantially reducing benefits for those current employees retiring after September 1, 1995. No such benefits will be available to employees hired on or after February 1, 1995.

         Based on a study performed by the Registrant's health care actuary, using a 7.5% discount rate and a sliding scale for health care cost trends starting at 12%, declining by 1% annually for the next six years and remaining at 6% thereafter, the transition obligation for the Registrant's post-retirement medical plan, after giving effect to the changes discussed above, is estimated to be approximately $5.1 million. A one percent (1%) increase in the anticipated health care cost trend assumption results in an estimated increase of approximately $656,000 in the accumulated postretirement benefits obligation ("APBO"). The Registrant estimates that its Net Periodic Postretirement Benefit Costs for 1995, under the plan as amended, would approximate $600,000, including amortization of the transition APBO over a 20-year period.

         The Registrant, for the nine-month period ended September 30, 1995, has capitalized an additional $450,000 of its anticipated Net Periodic Postretirement Benefit Costs for 1995. The CPUC has previously issued a decision which provides for the recovery in rates of tax-deductible contributions to a separately trusteed fund, which funds are anticipated to be established by December, 1995. The Registrant is evaluating presently available funding vehicles. Due to the amendments to the Registrant's plans as described above, it is estimated that substantially all of the SFAS No. 106 costs will
         ultimately be currently recoverable in rates.   As part of the
         settlement stipulation in its most recent rate case, the Registrant will be allowed to recover these costs through rates beginning in 1996. See the section entitled "Rates and Regulation" for more information.

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

8. In March 1995, the FASB issued SFAS No. 121 - Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of. This Statement imposes stricter criteria for establishing and maintaining regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. The Registrant anticipates adopting this standard on January 1, 1996 and does not expect that adoption will have a material impact on the financial position or results of operations of the Registrant based on the current regulatory structure in which the Registrant operates.

9. As permitted by the CPUC, the Registrant maintains water and electric supply cost balancing accounts to account for under-collections and over-collections of revenues designed to recover such costs. Recoverability of such costs are recorded in income and charged to balancing accounts when such costs are incurred. The balancing accounts are credited when such costs are recovered through rate adjustments. In October 1995, the Registrant identified and adjusted for an error in the recording of offset revenue into its electric balancing account. The error arose as a result of the input in August 1994 of an incorrect rate into a system which generates the amount of offset revenue to be recorded. This resulted in a misstatement of the overcollection in the balancing account and, thus, an understatement in recorded income. For 1994, income was understated by approximately $336,000 or $0.043 per common share. The impact of the adjustment for 1994 was not material and the cumulative effects of the adjustment through March 31, 1995 were included in the first quarter results. The error did not effect actual billings to electric customers.

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

                 The Registrant is organized into three regions operating within 75 communities in 10 counties throughout the State of California and provides water service in 21 customer service areas. As of September 30, 1995, about 73% of the Registrant's water customers were located in the greater metropolitan areas of Los Angeles and Orange Counties. The Registrant also provided electric service to the City of Big Bear Lake and surrounding areas in San Bernardino County. All electric energy sold was purchased from Southern California Edison Company ("SCE") on a resale rate schedule. The Registrant served 238,213 water customers and 20,194 electric customers at September 30, 1995, or a total of 258,407 customers compared with 257,655 total customers served at September 30, 1994.

RESULTS OF OPERATION

                 Earnings per common share for the three months ended September 30, 1995 increased by 1.5% to $0.67 per share as compared to $0.66 per share for the comparable period last year. For the nine months ended September 30, 1995, earnings per share were $1.19 as compared to $1.10 for the nine months ended September 30, 1994, an increase of 8.2%. Earnings for the twelve months ended September 30, 1995 increased by 2.0% to $1.53 per share as compared to $1.50 per share for the twelve months ended September 30, 1994.

                 Water sales volumes for the three, nine and twelve months ended September 30, 1995 decreased by 1.8%, 4.9% and 3.5%, respectively, as compared to the same periods ended September 30, 1994. Water operating revenues, however, increased by 2.0%, 3.8% and 6.0%, in each of the three periods ended September 30, 1995 respectively, over the same periods of the prior year as a result of the impact of general, step and attrition rate increases and the effects of $13 million in supply cost offset rate increases.

                 Electric operating revenues for the three, nine and twelve month periods ending September 30, 1995 increased by 5.8%, 4.0% and 3.4%, respectively, over the comparable periods ending September 30, 1994 as a result of increased kilowatt-hour sales volumes. Kilowatt-hour sales of electricity increased by 13.6%, 2.8% and 1.8% for the three, nine and twelve months ended September 30, 1995, respectively, as compared to the same periods last year.
In addition, there was a slight shift in kilowatt-hour sales from the residential class to lower cost commercial and industrial users during the three months ended September 30, 1995.

                 Purchased water costs increased by 9.0% and 0.3% over 1994, respectively, for the three and nine months ended September 30, 1995 due principally to increases in purchased water rates, the latest series of which were effective July 1, 1995 offset, in part, for the nine months ended, by lower purchased volumes. Reduced water purchases generally have caused wholesale water rates in the State of California to increase significantly to cover fixed costs of the wholesale water suppliers. For the twelve months ended September 30, 1995, purchased water costs declined by 6.6% from the same period last year due to reduced water purchases from the MWD.

                 Costs of power purchased for pumping increased by 4.7% and 3.2%, respectively, for the nine and twelve months ended September 30, 1995 as compared to the same periods ended September 30, 1994 due chiefly to the effects of an increase in the proportion of total water supplied which comes from pumped sources. The costs of power purchased for pumping decreased slightly by 1.4% for the three months ended September 30, 1995 as compared to the same period last year.

                 As compared to the three, nine and twelve months ended September 30, 1994, the costs of power purchased for resale increased by 16.8%, 15.1% and 77.5% for the three, nine and twelve months ended September 30, 1995, respectively, due to increased kilowatt-hour sales. The comparisons for each period are also affected by refunds from SCE received in 1994. There have been no similar refunds.

                 Groundwater production assessments are 17.0%, 20.5% and 34.3% higher for the three, nine and twelve months ended September 30, 1995 as compared to the same periods ended September 30, 1994 due primarily to the effects of increases in the volume of pumped water in the Registrant's resource mix as well as increased assessment rates, the latest of which was effective on July 1, 1995.

                 In October 1995, the Registrant identified and adjusted for an error in the recording of offset revenue into its electric balancing account. The error arose as a result of the input in August 1994 of an incorrect rate into a system which generates the amount of offset revenue to be recorded.
This resulted in a misstatement of the overcollection in the balancing account and, thus, an understatement in recorded income. For 1994, income was understated by approximately $336,000 or $0.043 per common share. The impact of the adjustment for 1994 was not material and the cumulative effects of the adjustment through March 31, 1995 were included in the first quarter results. The error did not affect actual billings to electric customers. A negative entry for the provision for supply cost balancing accounts reflects recovery of previously under-collected supply costs. Conversely, a positive entry in this category would reflect recovery of previously under-collected supply costs.
The credit entries for three, six and twelve months ended September 30, 1995 reflects an undercollection through rates of purchased water supply costs, supply costs for power purchased for pumping and resale and groundwater production assessments. See Note 9 of the Notes to Financial Statements.

                 Other operating expenses increased by 0.6%, 1.5% and 4.8%, respectively, for the three, nine and twelve months ended September 30, 1995 as compared to the same periods ended September 30, 1994 due chiefly to a shift in the number of personnel involved in various operating and customer service functions.

                 The Registrant had reserved a maximum of $2.1 million against previously incurred costs related to its participation in the Coastal Aqueduct extension of the State Water Project (the "Project") due to denial by the CPUC of the Registrant's requests for participation in the Project and recovery of costs related thereto. Presently, the reserve is $1.7 million. The Registrant has signed an agreement to participate in the Project at a level of 500 acre-feet and anticipates selling its remaining 2,500 acre-feet entitlement. When it becomes final, the sale may result in a reversal of a portion of the amounts previously reserved. See Note 3 of the Notes to Financial Statements.

                 Administrative and general expenses increased by 9.6%, 9.3% and 0.1% for the three, nine and twelve months ended September 30, 1995, respectively, as compared to the same periods ended September 30, 1994. These periods are each affected by increased personnel-related expenses such as health insurance and employee savings plan contributions. In addition, in 1994 the Registrant has reserved approximately $110,000 against water rights litigation in its Barstow water district and, in July, 1994, expensed approximately $435,000 in legal costs related to defense against the Bay Point condemnation. See Note 4 of the Notes to Financial Statements.

                 Depreciation expense, increased by 3.2%, 5.5% and 6.5%, respectively, for the three, nine and twelve months ended September 30, 1995 reflecting, among other things, the effects of recording approximately $22 million in net plant additions during 1994, depreciation on which began in 1995.

                 Taxes on income increased by approximately 0.4%, 9.4% and 68.7%, respectively, for the three, nine and twelve months ended September 30, 1995 as compared to the same periods ended September 30, 1994 as a result of higher pre-tax income. The twelve month comparison is also affected by a reversal of approximately $1.3 million in previously established tax reserves during the last quarter of 1993 for which there is no counterpart in the twelve months ended September 30, 1995.

                 Maintenance expense decreased by 34.1%, 16.5% and 16.6% for the three, nine and twelve months ended September 30, 1995 as compared to the three, nine and twelve months ended September 30, 1994. These decreases are primarily a result of work performed last year on the Registrant's water pumping equipment, emphasis on hydrant maintenance and extensive main flushing and valve exercise programs for which there is no direct counterpart in the periods ending September 30, 1995.

                 In September, 1994 the Registrant included in other income a $357,000 net gain on sale of operating property taken by condemnation. This amount only includes the gain associated with the sale of land. Capacity from the plant was replaced, at no cost to the Registrant, with two new interconnections to the City of Hawthorne's water system.

                 Interest expense for the three, nine and twelve months ended September 30, 1995 increased by 17.0%, 22.5% and 14.6% over the same period last year primarily as a result of the sale in July, 1994 of $13 million in long-term debt and increased short-term borrowings during 1995 to support construction expenditures.

LIQUIDITY AND CAPITAL RESOURCES

                 The Registrant funds the majority of its operating expenses, interest payments on its debt, dividends on its outstanding common and preferred shares and makes its mandatory sinking fund payments through internal sources. Due to the seasonal nature of its water and electric businesses, the Registrant utilizes its short-term borrowing capacity on occasion to finance current operating expenses.

                 The Registrant funds the majority of its construction expenditures through external sources including short-term bank borrowing, the receipt of contributions-in-aid-of-construction and advances for construction. For the quarter ended September 30, 1995, the Registrant recorded cash receipts of contributions-in-aid-of-construction and advances for construction of approximately $998,000 although refunds on such advances were approximately $1,561,000 during the same period. For the quarter ending September 30, 1994, the Registrant recorded approximately $1,980,000 in receipts of contributions-in-aid-of and advances for construction and refunded approximately $2,700,000 against advance contracts. For the three months ended September 30, 1995, the Registrant recorded approximately $254,000 in install-and-convey contracts as compared to $151,000 for the prior year quarter ended September 30, 1994.

                 The aggregate short-term borrowing capacity currently available to the Registrant under its three bank lines of credit is $37,063,000. At September 30, 1995, the Registrant had a total of $4,500,000 in borrowing outstanding under its bank lines of credit, leaving an unused short-term borrowing capacity of $32,563,000. In September, 1995, the Registrant sold $30 million in principal amount authorized under its Medium-Term Note Program, Series B with the net proceeds from the sale of these Notes used to repay then outstanding short-term bank borrowing. It is anticipated that borrowing under the lines of bank credit will continue to increase during the remainder of 1995 and throughout 1996.

                 The Registrant employs short-term bank borrowing as an interim financing source prior to executing either a long-term debt or equity issue. The Registrant anticipates that it will be necessary, in order to continue to finance its capital expenditure program while maintaining a debt-to-equity ratio of approximately 1.0:1.0 in its capital structure, to issue additional common equity and long-term debt in 1996.

                 The Registrant has pending an application with the California Pollution Control Financing Authority for $8 million in tax-exempt debt to finance replacement of water mains in certain of the Registrant's customer service areas.

ACCOUNTING STANDARDS

                 Effective January 1, 1995, the Registrant is subject to the reporting requirements contained in the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 119 - "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." The Registrant has determined that SFAS 119 does not presently apply since the Registrant has no derivative financial instruments, financial instruments with off-balance sheet risk or financial instruments with concentrations of credit risk. See Note 7 of the Notes to Financial Statements.

                 In March 1995, the FASB issued SFAS No. 121 - "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." This Statement imposes stricter criteria for establishing and maintaining regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. The Registrant anticipates adopting this standard on January 1, 1996 and does not expect that adoption will have a material impact on the financial position or results of operations of the Registrant based on the current regulatory structure in which the Registrant operates. See Note 8 of the Notes to Financial Statements.

WATER SUPPLY

                 For the three months ended September 30, 1995, the Registrant produced a total of 59,627 acre-feet of water as compared to 60,657 acre-feet for the three months ended September 30, 1994. Of the total 59,627 acre-feet of water produced during the third quarter of 1995, approximately 57.8% came from pumped sources and 42% was purchased from others, principally the MWD. The remaining 0.2% came from the Bureau of Reclamation (the "Bureau") under a no-cost contract.

                 For the nine months ended September 30, 1995, the Registrant produced 136,868 acre-feet of water as compared to 143,879 acre-feet for the same period last year. Of this total amount produced, 58% came from pumped sources, 41% was produced from purchased sources and the remaining amount was supplied from the Bureau.

                 During the twelve months ended September 30, 1995, the Registrant produced 178,479 acre-feet of water of which 58% came from pumped sources, 41% was purchased and the remaining was produced by the Bureau. The Registrant produced 184,887 acre-feet produced during the twelve months ended September 30, 1994.

                 The MWD is a water district organized under the laws of the State of California for the purpose of delivering imported water to areas within its jurisdiction. The Registrant has 52 connections to the water distribution facilities of MWD and other municipal water agencies. MWD imports water from two principal sources - the Colorado River and the State Water Project ("SWP"). Available water supplies from the Colorado River and the SWP have historically been sufficient to meet most of MWD's requirements. MWD's water supplies continue to remain adequate through 1995. MWD's import of water from the Colorado River is expected to decrease in future years due to the requirements of the Central Arizona Project in the State of Arizona. In response, MWD has taken steps to secure additional storage capacity as well as effecting transfers of water rights from other sources.

                 While precipitation patterns have returned to more normal conditions recently, the State of California experienced unusually heavy precipitation during the first four months of 1995. As of September 30, 1995, the Northern Sierra 8-station index has recorded seasonal precipitation 171% of the average water year which began October 1, 1994 and storage in the State's 8 major reservoirs stands at almost 72% of capacity. In those customer service areas of the Registrant which pump groundwater, overall groundwater conditions remain at adequate levels. As such, the Registrant believes that its water supplies are adequate to meet projected current year demands.

WATER QUALITY

                 The United States Environmental Protection Agency ("USEPA"), under provisions of the Safe Drinking Water Act as amended (the "SDWA"), is required to establish maximum contaminant levels ("MCLs") for 83 potential drinking water contaminants initially listed in the SDWA, and for an additional 25 contaminants every three years thereafter. The California Department of Health Services, acting on behalf of the USEPA, administers the USEPA's program. The Registrant currently tests its wells and water systems for more than 90 contaminants. Water from wells found to contain levels of contaminants above the established MCL's has either been treated or blended before it is delivered to customers.

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

                 The Registrant continues to implement the lead and copper rules as promulgated by the USEPA. The first round of reduced annual sampling for small water systems was completed with second annual reduced monitoring in effect for medium-sized and large water systems. All 41 of the Registrant's water systems are in compliance with the lead and copper rules.

                 The Registrant will also be subject to new rules regarding MCLs for radon and arsenic pending implementation by the USEPA. With respect to the radon rule, the USEPA did not meet its October 1, 1993 deadline for implementation of the rule. As a result, the radon rule was to be considered as part of the re-authorization of the SDWA presently before the United States Congress. The Registrant believes the USEPA will consequently establish a MCL of 3,000 pico-curies per liter, which would affect only one of the Registrant's wells. The Registrant will, however, be required to conduct mandatory public information and educational programs on radon. The Registrant is currently conducting studies to determine the best treatment for the affected well which could range from simple aeration to filtration through granular activated carbon. The Registrant is currently unable to predict what ultimate effects, if any, this rule will have on its financial condition or results of operation until the MCL is established.

                 The USEPA is continuing its review of data before implementing the arsenic rule. In January, 1995, the USEPA filed in U.S. District Court for a delay of the arsenic rule. The SDWA amendments currently before Congress delays the implementation of an arsenic rule until 2001. Although the Registrant is unable to predict the actions that either the Court or Congress may take, it is believed that, if required to do so without further research, the USEPA will establish a MCL near 2 to 5 micrograms per liter. At this level, nearly all of the Registrant's wells and water systems will be affected. Depending on the circumstances associated with each individual well and water system, compliance with such a standard could cause the Registrant to implement costly wellhead remedies such as ion exchange or, alternatively, to purchase additional, and more expensive, water supplies already in compliance for blending with well sources. The Registrant is currently unable to predict what ultimate effects, if any, this rule will have on its financial condition or results of operation until the MCL is established.

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

                 The proposed Information Collection Rule, originally expected in October, 1994 and which will affect only two of the Registrant's water systems with minor paperwork costs, is anticipated by the end of 1995. Recent changes in the Rule, however, may allow for a variance from requirements for the two affected systems. In addition, a set of primary standards, referred to as "Phase VI," has been postponed indefinitely.

                  The Registrant is subject to California Assembly Bill 733 which requires fluoridation of water supplies for public water systems serving greater than 10,000 service connections. Although, the bill requires that affected systems install treatment facilities only when public funds have been made available to cover capital and operating costs, the bill requires the CPUC to authorize cost recovery through rates should public funds for operation of the facilities, once installed, become unavailable in future years.

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

                 In March, 1995 the Registrant filed applications for general rate relief, including step and attrition increases, in six of its water rate-making districts. The March, 1995 filings included $2.2 million associated with recovery of costs associated with implementation of recommendations included in the management audit. In July, 1995 the Division of Ratepayer Advocates ("DRA") of the CPUC issued its report on the Registrant's applications. The Registrant has concluded settlement negotiations with the DRA, with all issues, including establishing a return on common equity of 10.40%, being settled. The stipulation of the parties has been presented to the administrative law judge ("ALJ") assigned to the case. The ALJ's proposed decision is anticipated in November, 1995 although the Registrant is unable to predict at this time whether or not the ALJ will accept the settlement stipulation in total or in part. No assurance can be given that the CPUC will ultimately authorize all or any of the rates for which the Registrant applied. However, given established CPUC procedure, the Registrant does not anticipate significant rate relief from the rate filings made in 1995 until early 1996.

         The Registrant filed an application for general rate relief in its electric customer service area on September 11, 1995. Rate relief from this application is not anticipated until mid-1996.

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

ITEM 2.   CHANGES IN SECURITIES

                 As of September 30, 1995, earned surplus amounted to $46,897,000. Of this amount, $27,815,000 was restricted, under the most restrictive of the Registrant's credit agreements, as to payment of cash dividends on the Common Shares of the Registrant.

                 As of September 30, 1995, authorized but unissued common shares includes 109,454 and 92,259 common shares reserved for issuance under the Registrant's Dividend Reinvestment and Common Shares Purchase Program and Investment Incentive Program ("401-k"), respectively.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

                 None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 No matter was submitted during the third quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

ITEM 5.   OTHER INFORMATION

                 On October 23, 1995, the Board of Directors of the Registrant declared a regular quarterly dividend of $0.305 per common share, an increase of 1.7%. In other actions, the Board of Directors declared regular quarterly dividends of $0.25 per share, $0.265625 per share and $0.3125 per share on its 4%, 4-1/4% and 5% Cumulative Preferred Shares, respectively. The dividends will be paid December 1, 1995 to shareholders of record as of the close of business on November 13, 1995.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                 None.

                                   SIGNATURES


                 Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer and chief financial officer.


                                   SOUTHERN CALIFORNIA WATER COMPANY



                                      By : s/ JAMES B. GALLAGHER
                                         -------------------------
                                           James B. Gallagher
                                       Vice President - Finance,
                                      Chief Financial Officer and
                                                Secretary


                 Date:  November 13, 1995