Form 10-K
period 1995-12-31
SOUTHERN CALIFORNIA WATER CO
filed 1996-03-19
CIK 92116

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For Fiscal Year Ended DECEMBER 31, 1995       Commission file number 0-1121

                         SOUTHERN CALIFORNIA WATER COMPANY
        ---------------------------------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of the total voting stock held by non-affiliates of the Registrant was approximately $154,336,000 on March 4, 1996. The closing price per Common Share on that date, as quoted in the Western Edition of The Wall Street Journal, was $19.625. Voting Preferred Shares, for which there is no established market, were valued on March 4, 1996 at $1,367,000 based on a yield of 6.84%. As of March 4, 1996, the number of the Registrant's Common Shares, $2.50 Par Value, outstanding was 7,845,092.

                      DOCUMENTS INCORPORATED BY REFERENCE

         (1) Portions of the Annual Report to Shareholders for the year ended December 31, 1995 as to Part I, Items 1 and 2, and Part II, Items 5, 6, 7 and 8, in each case, as specifically referenced herein.

         (2) Portions of the Proxy Statement filed with the Securities and Exchange Commission on or about March 6, 1996 as to Part III, Items 10, 11, 12 and 13, in each case as specifically referenced herein.

                       SOUTHERN CALIFORNIA WATER COMPANY

                                     INDEX

                                                                                                                 Page No.
                                                                                                                 --------
PART I

Item 1:     Business                                                                                                1 - 6
Item 2:     Properties                                                                                              6 - 8
Item 3:     Legal Proceedings                                                                                           8
Item 4:     Submission of Matters to a Vote of Security Holders                                                         8

PART II

Item 5:     Market for Registrant's Common Equity and Related Stockholder Matters                                   8 - 9
Item 6:     Selected Financial Data                                                                                     9
Item 7:     Management's Discussion and Analysis of Financial Condition and
            Results of Operation                                                                                        9
Item 8:     Financial Statements and Supplementary Data                                                            9 - 10
Item 9:     Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure                                                                                       10

PART III

Item 10:    Directors and Executive Officers of the Registrant                                                         10
Item 11:    Executive Compensation                                                                                     10
Item 12:    Security Ownership of Certain Beneficial Owners and Management                                             10
Item 13:    Certain Relationships and Related Transactions                                                             10

PART IV

Item 14:    Exhibits, Financial Schedules and Reports on Form 8-K                                                 10 - 11
            Exhibit Index                                                                                         11 - 13
            Signatures                                                                                                 14



                                       i.

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Southern California Water Company, hereinafter referred to as the Registrant, is a utility company engaged principally in the purchase, production, distribution and sale of water (SIC No. 4941). The Registrant also distributes electricity in one community (SIC No. 4911). The Registrant, regulated by the California Public Utilities Commission, hereinafter referred to as the CPUC, was incorporated in 1929 under the laws of the State of California as American States Water Services Company of California as the result of the consolidation of 20 water utility companies. From time to time, additional water companies and municipal water districts have been acquired and properties in limited service areas have been sold or subject to condemnation proceedings. The Registrant's present name was adopted in 1936.

         At December 31, 1995, the Registrant was organized into three regions operating within 75 communities in 10 counties located throughout the State of California and provided water service in 21 separate customer service areas and one electric customer service area. The total population of these service areas on that date was approximately 1 million persons. For each of the years ended December 31, 1995 and 1994, about 73% of the Registrant's water customers were located in the greater metropolitan areas of Los Angeles and Orange Counties. The Registrant provides electric service to the City of Big Bear Lake and surrounding areas in San Bernardino County.

         The Registrant served 238,962 water customers and 20,475 electric customers at December 31, 1995, or a total of 259,437 customers, compared with 258,236 total customers at December 31, 1994 and 257,116 total customers at December 31, 1993. For the years ended December 31, 1995 and 1994, approximately 92% and 91%, respectively, of the Registrant's operating revenues were derived from water sales and approximately 8% and 9%, respectively, were derived from the sale of electricity. Operating income before taxes on income of the electric district was 8% and 7% of the Registrant's total operating income before taxes for the years ended December 31, 1995 and 1994, respectively. The material contained in Note 10 - Business Segments - of the Notes to Financial Statements in the 1995 Annual Report to Shareholders provides additional information on business segments while Note 11 - Selected Quarterly Financial Data (Unaudited) - of the Notes to Financial Statements in the 1995 Annual Report to Shareholders provides information regarding the seasonal nature of the Registrant's business. The Notes to Financial Statements contained in the 1995 Annual Report to Shareholders are included herein by reference.

         During 1995, the Registrant supplied, from all sources, a total of 183,108 acre-feet of water compared to 185,490 acre-feet supplied in 1994 and 178,196 acre-feet in 1993. Of the total water supplied in 1995, approximately 41% was purchased from others, principally from member agencies of the Metropolitan Water District of Southern California, hereinafter referred to as the MWD, and the remaining amount was furnished by the Bureau of Reclamation under contract, at no cost, to the Registrant's Arden-Cordova customer service area and to the Registrant's Clearlake customer service area by prescriptive rights to water extracted from Clear Lake. The remainder of water supplied was produced from the Registrant's owned wells. All electric energy sold is purchased from Southern California Edison Company.

         The MWD is a water district organized under the laws of the State of California for the purpose of delivering imported water to areas within its jurisdictions, which include most of coastal Southern California from the County of Ventura south to and including San Diego County. The Registrant has 52 connections to the water distribution facilities of the MWD and other municipal water agencies. The MWD imports water from two principal sources: the Colorado River and the State Water Project, hereinafter referred to as the SWP. Available water supplies from the Colorado River and the SWP have historically been sufficient to meet most of the MWD's requirements. The California Department of Water Resources has approved MWD's full allocation of water for the 1995 - 1996 water year, which began October 1, 1995 and, as such, the Registrant believes that its demand for MWD's water supplies will be met through 1996. The MWD's import of water from the Colorado River is anticipated to decrease in future years due to the requirements of the Central Arizona Project in the State of Arizona. In response, the MWD has taken steps to secure additional storage capacity and to effect transfers of water rights from other sources. The price of water purchased from the MWD, however, is expected to continue to increase. In those districts of the Registrant which pump groundwater, overall groundwater conditions remain at adequate levels allowing the Registrant to use groundwater in its resource mix and decrease its dependence on increasingly expensive purchased water.

COMPETITION

         The business of the Registrant is substantially free from direct and indirect competition with other public utilities, municipalities and other public agencies.

RATES AND REGULATION

         The Registrant is subject to regulation by the CPUC as to its water and electric business and properties. The CPUC has broad powers to regulate public utilities with respect to service and facilities, rates, classifications of accounts, valuation of properties and the purchase, disposition and mortgaging of properties necessary or useful in rendering public utility service. The CPUC also has authority over the issuance of securities, the granting of certificates of convenience and necessity as to the extension of services and facilities and various other matters.

         The 22 customer service areas of the Registrant are grouped into 16 water districts and one electric district for ratemaking purposes. Water rates of the Registrant vary among the 16 ratemaking districts due to differences in operating conditions and costs. The Registrant continuously monitors operations in each of these districts so that it may file applications for rate changes, when warranted, on a district-by-district basis, in accordance with the CPUC's procedure. Under the CPUC's practices, rates may be increased by three methods: general rate increases, offsets for certain expense increases and advice letter filings related to certain plant additions.

         General rate increases typically are for three-year periods and include "step" and "attrition" increases in rates for the second and third years, respectively. General rate increases are established by formal proceedings in which the overall rate structure, expenses and rate base of the district are examined. Rates are based on estimated expenses and capital costs for a prospective two-year period. An attrition mechanism is used for setting rates applicable to the third of the three-year test cycle, which assumes that the costs and expenses for the third year of the cycle will change in the same proportion over the second year as the change projected for the second year over the first year. The step and attrition rate increases for the second and third years, respectively, are allowed to compensate for projected cost changes, but are subject to the satisfaction of certain tests, including a demonstration that earnings levels in the district did not exceed the latest rate of return authorized for the Registrant. General rate proceedings typically take about twelve months from the filing of an application to the authorization of new rates.

         Rate increases to offset increases in certain expenses, such as costs of purchased water, energy costs to pump water, costs of power purchased for resale and groundwater production assessments, are accomplished through an abbreviated "offset" procedure that typically takes about two months. The CPUC's regulations require utilities to maintain balancing accounts that reflect differences between specific offset cost increases and the rate increases authorized to offset those costs. The balancing accounts are subject to amortization through the offset procedure or through general rate decisions.

         An advice letter, or rate base offset, proceeding is generally undertaken on an order of the CPUC in a general rate proceeding and provides for the delayed inclusion of certain projected plant facilities in future rates, pending notification that such facilities have actually been placed in service. The advice letter provides that notification and, after CPUC approval, permits the Registrant to include the costs associated with the facilities in rates.

         During each of 1995, 1994 and 1993, the Registrant's rates for its water ratemaking districts were changed, among other reasons, to directly offset changes in certain expenses (principally purchased water) and for increased levels of capital improvements. Rates in the Registrant's Bear Valley Electric customer service area have not been changed during the last three years. The following table lists information on rate changes, by major type, approved by CPUC decisions for the Registrant for the last three years:



               Supply         Balancing      General & Step       Rate Base
                Cost           Account            Rate              Offset
   Year        Offset        Amortization      Increases          And Others           Total
  ---------------------------------------------------------------------------------------------
  1995       $1,780,000      $ (102,900)       $1,426,800         $   256,500       $ 3,360,400
  1994       $9,439,800      $2,847,700        $3,084,600         $(2,070,800)      $13,301,300
  1993       $  105,500      $  (67,900)       $2,270,700         $    50,000       $ 2,358,300

         In December, 1995, the CPUC issued its final decision on the Registrant's water rate case applications which were filed in March, 1995. The new rates approved by the CPUC went into effect in six of the Registrant's water districts in January, 1996 and are anticipated to increase annual revenues in those districts by approximately $15 million. The CPUC decision also allowed for changes in rates in these six water districts in 1997 and 1998.

         In February, 1996, the Registrant and other interested parties reached a settlement of issues in the Registrant's rate increase application affecting its Bear Valley electric customer service area. That settlement is subject to approval by the CPUC. The Registrant anticipates that the CPUC will approve the new rates, resulting in a total increase of revenues of approximately $1.5 million over two years. On January 31, 1996, the Registrant filed Notices of Intent to increase water rates in two of its customer service areas to cover costs associated with 1996 and 1997 capital projects. A final decision on these applications by the CPUC is expected by December, 1996. No assurances can be given, however, that the CPUC will either ultimately approve the settlement agreement or approve all or any of the agreed upon rate increase.

EMPLOYEE RELATIONS

         The Registrant had 448 employees as of December 31, 1995. Sixteen employees in the Registrant's Bear Valley Electric customer service area were members of the International Brotherhood of Electrical Workers, hereinafter referred to as the IBEW. The present labor agreement with the IBEW is effective until

December 1, 1996. Fifty-nine of the Registrant's water utility employees in its Metropolitan ratemaking district are members of the Utility Workers of America, hereinafter referred to as the UWA. The collective bargaining agreement with the UWA expires March 31, 1996. The Registrant and the UWA are currently in negotiations on a new contract and the Registrant is unable at this time to predict what changes, if any, will ultimately transpire. The Registrant has no other unionized employees.

ENVIRONMENTAL MATTERS

         The United States Environmental Protection Agency, hereinafter referred to as the EPA, under provisions of the 1972 Safe Drinking Water Act as amended in 1986 (the SDWA) is required to establish maximum contaminant levels ("MCLs") for 83 potential drinking water contaminants initially listed in the SDWA, and for an additional 25 contaminants every three years thereafter. The California Department of Health Services, acting on behalf of the EPA, administers the EPA's program. The Registrant currently tests its wells and water systems for more than 90 contaminants, covering all contaminants listed in the SDWA. Water from wells found to contain levels of contaminants above the established MCL's is either treated or blended before it is delivered to customers.

         The Registrant, like any provider of water from surface supplies, is subject to the risk that cryptosporidium, a microscopic organism widely present in the environment, will contaminate its water supply. The Registrant's risk is greatly reduced, however, due in part to the high quality of source water where, according to the MWD, measured amounts of cryptosporidium are 100 to 1,000 times less than the national average.

         The Registrant is a voluntary member of the "Partnership for Safe Water", a national program developed in conjunction with the EPA, the National Association of Water Companies and the American Water Works Association to further protect the public from diseases caused by cryptosporidium and other organisms. As a volunteer in the program, the Registrant has committed to exceed current regulations governing surface water treatment to ensure that its treatment facilities are performing as efficiently as possible.

         All 41 of the Registrant's water systems are in compliance with the lead and copper rules as promulgated by the EPA.

          The Registrant will also be subject to new rules regarding MCLs for radon and arsenic pending implementation of those rules by the EPA. With respect to the radon rule, the EPA did not meet its October 1, 1993 deadline for implementation of the rule. As a result, the radon rule was to be considered as part of the re-authorization of the SDWA presently before the United States Congress. The Registrant believes the EPA may, in the interim, establish a MCL of 3,000 pico-curies per liter, which would affect only one of the Registrant's wells. The Registrant will, however, be required to conduct mandatory public information and educational programs on radon. The Registrant is currently conducting studies to determine the best treatment for any affected wells which could range from simple aeration to filtration through granular activated carbon. The Registrant is currently unable to predict what ultimate effects, if any, this rule, if passed, would have on its financial position or results of operation.

         The EPA is continuing its review of data before implementing the arsenic rule. In January, 1995, the EPA filed suit in U.S. District Court seeking to delay implementation of the arsenic rule. The proposed SDWA amendments before the last session of Congress would have delayed the implementation of an arsenic rule until 2001. Although the Registrant is unable to predict the actions that either the Court or Congress may take, it is believed that, if required to do so without further research, the EPA will establish a MCL for arsenic of from 2 to 5 micrograms per liter. At this level, nearly all of the Registrant's wells and water systems would be affected. Depending on the circumstances associated with each individual well and water system, compliance with such a standard could cause the Registrant to implement costly well-head remedies such as ion exchange or, alternatively, to purchase additional, and more expensive, water supplies already in compliance for blending with well sources. The Registrant is currently unable to predict what ultimate effects, if any, this rule might have on its financial position or results of operation until the final MCL is established.

         The Registrant will also be subject to the new EPA rule concerning Disinfection/Disinfection By-Products, Stage I of which has been published with an effective date of June, 1998. This rule reduces tri-halomethane contaminants from 100 micrograms per liter to 80 micrograms per liter and will affect only two of the Registrant's systems. As part of its January, 1995 filing in U.S. District Court, the EPA requested an extension of time to complete this rule.

         The Registrant anticipates that the Enhanced Surface Water Treatment Rule will be proposed in 1997, with an effective date of 1999. This rule would affect each of the Registrant's five surface water treatment plants, although the Registrant is currently unable to predict the ultimate impact that adoption of the rule might have on its financial position or its results of operation.

         The proposed Information Collection Rule, originally expected to be implemented in October, 1994 and which may affect one of the Registrant's water systems with minor paperwork costs, is presently anticipated to be implemented by the end of 1996. Recent changes in the Rule, however, may allow for a variance from requirements for the Registrant's systems. In addition, a set of primary standards, referred to as "Phase VI," has been postponed indefinitely.

         Since the SDWA became effective, the Registrant has experienced increased operating costs for testing to determine the levels, if any, of the contaminants in the Registrant's sources of supply and additional expense to, if exceeding the MCL, lower the level of any contaminants found to meet the MCL standards. Such costs and the costs of controlling any other pollutants may cause the Registrant to experience additional capital costs as well as increased operating costs.

         The rate-making process provides the Registrant with the opportunity to recover capital and operating costs associated with water quality, and management believes that such costs are properly recoverable. However, no assurance can be given that the CPUC will authorize recovery of all or any of such costs in rates.

         The Registrant is subject to State of California Assembly Bill 733 which requires fluoridation of water supplies for public water systems serving more than 10,000 service connections. Although the bill requires affected systems to install treatment facilities only when public funds have been made available to cover capital and operating costs, the bill requires the CPUC to authorize cost recovery through rates should public funds for operation of the facilities, once installed, become unavailable in future years.

         Three of the 27 wells in the Registrant's Arden-Codova system have, for several years, been subject to contamination by tricholoroethylene. The Aerojet Corporation has, by court decree, been responsible for all costs related to the provision of well-head treatment. A ten-year agreement, reached with Aerojet in 1986, will expire in 1996, leaving open the question of who will remain financially responsible for continuing well-head treatment. The Registrant is currently negotiating with Aerojet for a renewal of the agreement but is unable to predict the outcome of such negotiations or the impact, if any, of such negotiations on the results of operations or financial condition.

         There have been no environmental matters that have materially affected or are currently materially affecting the Registrant's Bear Valley Electric Service area.

ITEM 2 - PROPERTIES

FRANCHISES, COMPETITION, ACQUISITIONS AND CONDEMNATION OF PROPERTIES

         The Registrant holds franchises from the incorporated communities and the counties which it serves. The Registrant holds certificates of public convenience and necessity granted by the CPUC in each of the ratemaking districts it serves. The Registrant's certificates, franchises and similar rights are subject to alteration, suspension or repeal by the respective governmental authorities having jurisdiction.

         The laws of the State of California provide for the acquisition of public utility property by governmental agencies through their power of eminent domain, also known as condemnation. The Registrant has been, within the last three years, involved in activities related to the condemnation of its Bay Point water district by the Contra Costa Water District. The Registrant and the Contra Costa customer service area have settled all matters related to this action. Note 7 - Contingencies - of the Notes to Financial Statements contained in the 1995 Annual Report to Shareholders, incorporated herein by reference, describes the general terms of the settlement agreement.

WATER PROPERTIES

         As of December 31, 1995, the Registrant's physical properties consisted of water transmission and distribution systems which included approximately 2,587 miles of pipeline together with services, meters and fire hydrants and approximately 437 parcels of land, generally less than 1 acre each, on which are located wells, pumping plants, reservoirs and other water utility facilities including five surface water treatment plants. The Registrant's 41 water systems and operating properties have been maintained and improved in the ordinary course of business. As of December 31, 1995, the Registrant owned and operated 271 active wells equipped with pumps with an aggregate capacity of approximately 180 million gallons per day. The Registrant has 52 connections to the water distribution facilities of the MWD and other municipal water agencies. The Registrant's storage reservoirs and tanks have an aggregate capacity of approximately 95 million gallons. There are no dams in the Registrant's system. The table on the following page provides, in greater detail, a listing of selected water utility plant by ratemaking district.

ELECTRIC PROPERTIES

         The Registrant's electric properties are all located in the Big Bear area of San Bernardino County. As of December 31, 1995, the Registrant operated 28.7 miles of overhead 34.5 KV transmission lines, 0.6 miles of underground 34.5 KV transmission lines, 172.4 miles of 4.16 KV or 2.4 KV distribution lines, 39.5 miles of underground cable and 14 sub-stations. There are no generating plants in the Registrant's system.

                          PUMPS                   DISTRIBUTION FACILITIES                 RESERVOIRS
---------------------------------------------------------------------------------------------------------
     DISTRICT         WELL    BOOSTER   MAINS (FT)   METERS    SERVICES   HYDRANTS    TANKS      CAPACITY
---------------------------------------------------------------------------------------------------------
Arden-Cordova          27        15       442,615      2,514      7,219      1,092       3          2,000
Barstow                27        31       853,771     12,166     10,491        956      13          5,025
Bay Point               1        13       122,197      4,315      2,796        279       7          4,046
Calipatria              0         9       134,873        681      1,631         62       4            300
Claremont              27        37       705,587     12,960     10,406      1,141      18         17,367
Clearlake               -        12       185,914      2,495        793        632       4            867
Desert                 20        24       742,148      6,514      4,463        552      12          1,500
Los Osos               10        11       195,809      3,272      1,342        149       8          1,423
Metropolitan           76        84     4,619,750    123,022    103,796      6,871      44         24,263
Ojai                    4        13       233,971      2,615      3,091        340       6          1,536
Orange County          30        37     2,087,566     45,463     37,947      5,487      16         11,713
San Dimas              12        38     1,173,943     18,402      7,007        806      15         12,143
San Gabriel            22        10       545,797     11,384     12,439        767       3          1,520
Santa Maria            29        25       944,212     14,696      6,726        185       8          3,238
Simi Valley             1        16       460,019     13,079      9,230        792       6          6,210
Wrightwood              8         6       214,049      3,525        534         69       7          1,546
  Total               294       381    13,662,221    277,103    219,911     20,180     174         94,697

Capacity is measured in thousands of gallons

OFFICE BUILDINGS

         The Registrant's general offices are housed in a single-story office building located in San Dimas, California. The land and the building, which was completed and occupied in early 1990, are owned by the Registrant. The Registrant also owns and occupies certain offices located in its customer service areas while other such offices are housed in leased premises.

MORTGAGE AND OTHER LIENS

         As of December 31, 1995, the Registrant had no mortgage debt outstanding, and its properties were free of any encumbrances or liens securing indebtedness.

FINANCING OF CAPITAL EXPENDITURES

         The Registrant's construction program is designed to ensure its customers high quality service. The Registrant maintains an ongoing distribution main replacement program throughout its customer service areas, based on the priority of leaks detected, fire protection enhancement and a reflection of the underlying replacement schedule. In addition, the Registrant upgrades its electric and water supply facilities and is aggressively scheduling meter replacements that conform with CPUC requirements.

         The Board of Directors of the Registrant has approved anticipated net capital expenditures of approximately $25,000,000 in 1996. The Registrant anticipates net capital expenditures of approximately $35,200,000 and $35,000,000 in 1997 and 1998, respectively, although such expenditures are subject to final approval by the Board of Directors of the Registrant. The Registrant anticipates that net capital expenditures in excess of its internally generated cash will be financed through a combination of long-term debt and additional common equity.

         During 1995 and 1994, the Registrant issued no common equity to raise capital through either a public offering or a private placement or through its Dividend Reinvestment and Common Share Purchase Plan or 401-k Plan. All common shares scheduled to be issued through the Plans was purchased on the open market.

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

         The Registrant issued 47,828 and 7,741 Common Shares through its Dividend Reinvestment and Common Share Purchase Plan and its 401-k Plan, respectively, for the year ended December 31, 1993.

         The Registrant has sold $30,000,000, $13,000,000 and $37,000,000 in long-term debt under its Medium Term Note program during the years ended December 31, 1995, 1994 and 1993, respectively. The net proceeds were used to pay off then existing short-term debt incurred to fund construction expenditures and to refinance then-existing higher coupon debt.

ITEM 3.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings. There is, however, ordinary routine litigation incidental to the business.

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


                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a)     MARKET INFORMATION RELATING TO COMMON SHARES -

                 Information responding to Item 201(a) of Regulation S-K is included in the 1995 Annual Report to Shareholders, under the caption "Stock Listing" and located on page 28, filed by the Registrant with the Commission pursuant to Regulation 14A, and is incorporated herein by reference pursuant to General Instruction G(2).

         (b)     APPROXIMATE NUMBER OF HOLDERS OF COMMON SHARES -

                 As of March 4, 1996, there were 4,233 holders of record of Common Shares.

         (c) FREQUENCY AND AMOUNT OF ANY DIVIDENDS DECLARED AND DIVIDEND RESTRICTIONS

                 Information responding to Item 201(c) of Regulation S-K is included in the 1995 Annual Report to Shareholders, under the caption "Stock Listing" and located on page 28, filed by the Registrant with the Commission pursuant to Regulation 14A, and is incorporated herein by reference pursuant to General Instruction G(2). For the last three years, the Registrant has paid dividends on its Common Shares on March 1, June 1, September 1 and December 1.

         Additional information responding to Item 201(c) of Regulation S-K with respect to dividend restrictions is included in the 1995 Annual Report to Shareholders, under Note 2 captioned "Capital Stock" located on Page 24 of the Notes to Financial Statements, filed by the Registrant with the Commission pursuant to Regulation 14A, and is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 6.  SELECTED FINANCIAL DATA

         Information responding to Item 6 is included in the 1995 Annual Report to Shareholders, under the caption entitled "1995 Financial Highlights" located on Page 1, filed by the Registrant with the Commission pursuant to Regulation 14A, and is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         Information responding to Item 7 is included in the 1995 Annual Report to Shareholders, under the caption entitled "Management's Discussion and Analysis" located on Pages 13 through 15, filed by the Registrant with the Commission pursuant to Regulation 14A, and is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information responding to Item 8 is included in the 1995 Annual Report to Shareholders, filed by the Registrant with the Commission pursuant to Regulation 14A, under the following captions located on Pages 17 through 27 and is incorporated herein by reference pursuant to General Instruction G(2).

         Report of Independent Public Accountants

         Balance Sheets - December 31, 1995 and 1994

         Statements of Capitalization  - December 31, 1995 and 1994

         Statements of Income - for the years ended December 31, 1995, 1994 and 1993

         Statements of Changes in Common Shareholders' Equity - for the years ended December 31, 1995, 1994 and 1993

         Statements of Cash Flows - for the years ended December 31, 1995, 1994 and 1993

         Notes to Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information responding to Item 10 is included in the Proxy Statement, filed by the Registrant with the Commission on or about March 6, 1996 pursuant to Regulation 14A, under the captions entitled "Election of Directors" and "Executive Officers - Experience, Security Ownership and Compensation" and is incorporated herein by reference pursuant to General Instruction G(3).

ITEM 11.  EXECUTIVE COMPENSATION

         Information responding to Item 11 is included in the Proxy Statement, filed by the Registrant with the Commission on or about March 6, 1996 pursuant to Regulation 14A, under the captions entitled "Election of Directors," "Executive Officers - Experience, Security Ownership and Compensation" and "Performance Graph" is incorporated herein by reference pursuant to General Instruction G(3).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information responding to Item 12 is included in the Proxy Statement, filed by the Registrant with the Commission on or about March 6, 1996 pursuant to Regulation 14A, under the captions entitled "Election of Directors" and "Executive Officers - Experience, Security Ownership and Compensation" and is incorporated herein by reference pursuant to General Instruction G(3).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information responding to Item 13 is included in the Proxy Statement, filed by the Registrant with the Commission on or about March 6, 1996 pursuant to Regulation 14A, under the caption entitled "Election of Directors" and is incorporated herein by reference pursuant to General Instruction G(3).

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)     1.  Reference is made to the Financial Statements incorporated herein by reference to Item 8 hereof.

                 2. Schedules I, III, IV, and V are omitted as they are not applicable.

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

                 10.3 First Amendment to Reimbursement Agreement dated January 1, 1986 between the Registrant and Barclays Bank PLC (formerly Barclays Bank International Limited) incorporated herein by reference to Registrant's Registration Statement on Form S-2 ( Registration No. 33-5151).

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

                 10.9 Second Sublease dated October 5, 1984 between the Registrant and Three Valleys Municipal Water District incorporated herein by reference to Registrant's Registration Statement on Form S-2 (Registration No. 33- 5151).

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

                 10.15 Water Supply Agreement dated as of June 1, 1994 between the Registrant and Central Coast Water Authority incorporated herein by reference to the Registrant's Form 10-K with respect to the year ended December 31, 1994. Commission File No. 0-1121.

                 10.16 Retirement Plan for Non-Employee Directors of Southern California Water Company, as amended, January 25, 1995 incorporated herein by reference to the Registrant's Form 10-K with respect to the year ended December 31, 1994. Commission File No. 0-1121.

                 10.17 Dividend Reinvestment and Common Share Purchase Plan incorporated herein by reference to Registrant's Post-Effective Amendment No. 1 to Form S-3 (Registration No. 33-42218).

                 10.18 Key Executive Long-Term Incentive Plan incorporated herein by reference to the Registrant's 1995 Proxy Statement, Commission File No. 0-1121.

                 13. Portions of the Annual Report to Shareholders* for the year ended December 31, 1995 which are expressly incorporated herein by reference.

                 21. Subsidiaries of Registrant - Exhibit not included as subsidiaries in the aggregate are not significant.

                 23.      Consent of Independent Public Accountants*.

                 27.      Schedule UT*.

          (d)    None.

                _____________________
                  *Filed concurrently herewith

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

                                           Date:  March 5, 1996

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

s/         W. V. CAVENEY                    .          Date:    March 5, 1996
-------------------------------------------
           W. V. Caveney
Chairman of the Board and Director

s/         FLOYD E. WICKS                  .                    March 5, 1996
------------------------------------------
           Floyd E. Wicks
   Principal Executive Officer;
  President, CEO and Director

s/         JAMES B. GALLAGHER           .                       March 5, 1996
---------------------------------------
           James B. Gallagher
Principal Financial and Accounting Officer;
Vice President - Finance, CFO and Secretary

s/              JEAN E. AUER                      .             March 5, 1996
-------------------------------------------------
            Jean E. Auer, Director

s/         R. BRADBURY CLARK            .                       March 5, 1996
---------------------------------------
          R. Bradbury Clark, Director

s/           N. P. DODGE, JR.                     .             March 5, 1996
-------------------------------------------------
       N. P. Dodge, Jr., Director

s/         ROBERT F. KATHOL                .                    March 5, 1996
------------------------------------------
       Robert F. Kathol, Director

s/            LLOYD E. ROSS                     .               March 5, 1996
-----------------------------------------------
           Lloyd E. Ross, Director