Form 10-Q
period 1996-03-31
SOUTHERN CALIFORNIA WATER CO
filed 1996-05-14
CIK 92116

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


      For Quarter Ended MARCH 31, 1996       Commission file number 0-1121


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



                     APPLICABLE ONLY TO CORPORATE ISSUERS:

             As of April 30, 1996, the number of shares outstanding
              of the Registrant's Common Shares, Par Value $2.50,
                                 was 7,845,092.

                       SOUTHERN CALIFORNIA WATER COMPANY

                                   FORM 10-Q

                                     INDEX

                                                                                                               PAGE NO.
PART I          FINANCIAL INFORMATION
Item 1:         Financial Statements                                                                                  1

                Balance Sheets as of March 31, 1996 and December 31, 1995                                         2 - 3

                Statements of Income for the Three Months Ended
                  March 31, 1996 and March 31, 1995                                                                   4

                Statements of Income for the Twelve Months Ended
                  March 31, 1996 and March 31, 1995                                                                   5

                Cash Flow Statements for the Three Months Ended
                  March 31, 1996 and March 31, 1995                                                                   6

                Notes to Financial Statements                                                                     7 - 8

Item 2:        Management's Discussion and Analysis of Financial Condition
                  and Results of Operation                                                                       9 - 15



PART II        OTHER INFORMATION

Item 1:        Legal Proceedings                                                                                     15

Item 2:        Changes in Securities                                                                                 15

Item 3:        Defaults Upon Senior Securities                                                                       15

Item 4:        Submission of Matters to a Vote of Security Holders                                                   16

Item 5:        Other Information                                                                                     16

Item 6:        Exhibits and Reports on Form 8-K                                                                      16

               Signatures                                                                                            17

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

                   It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto in the Registrant's latest Annual Report for the year ended December 31, 1995 on Form 10-K.

                       SOUTHERN CALIFORNIA WATER COMPANY
                                 BALANCE SHEETS
                                     ASSETS

                                                                                          MARCH 31,              DECEMBER 31,
                                                                                            1996                    1995
                                                                                        --------------          --------------
                                                                                         (Unaudited)
  UTILITY PLANT, at cost                                                                           (in thousands)

       Water  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $384,111               $383,368
       Electric . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          30,483                 30,269
                                                                                        --------------          --------------

                                                                                              414,594                413,637
       Less - Accumulated depreciation  . . . . . . . . . . . . . . . . . . . . . . .        (105,968)              (103,018)
                                                                                        --------------          --------------

                                                                                              308,626                310,619
       Construction work in progress. . . . . . . . . . . . . . . . . . . . . . . . .          28,971                 24,349
                                                                                        --------------          --------------

                                                                                              337,597                334,968
                                                                                        --------------          --------------

  OTHER PROPERTY AND INVESTMENTS  . . . . . . . . . . . . . . . . . . . . . . . . . .             755                    755
                                                                                        --------------          --------------

  CURRENT ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
       Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . . . .           2,684                    343
       Accounts receivable -
           Customers, less reserves of $645
           in 1996 and $648 in 1995 . . . . . . . . . . . . . . . . . . . . . . . . .           7,940                  8,238
       Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,120                  2,563
       Unbilled revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          10,676                 11,035
       Materials and supplies, at average cost  . . . . . . . . . . . . . . . . . . .           1,742                  1,733
       Supply cost balancing accounts . . . . . . . . . . . . . . . . . . . . . . . .           8,250                  8,073
       Prepayments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           6,756                  7,779
       Accumulated deferred income taxes - net  . . . . . . . . . . . . . . . . . . .           3,015                  3,206
                                                                                        --------------          --------------

                                                                                               42,183                 42,970
                                                                                        --------------          --------------

  DEFERRED CHARGES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
       Regulatory tax-related assets  . . . . . . . . . . . . . . . . . . . . . . . .          22,943                 22,986
       Other deferred charges . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,732                  4,576
                                                                                        --------------          --------------
                                                                                               27,675                 27,562
                                                                                        --------------          --------------
                                                                                             $408,210               $406,255
                                                                                        ==============          ==============

    The accompanying notes are an integral part of these financial statements.

                       SOUTHERN CALIFORNIA WATER COMPANY
                                 BALANCE SHEETS
                         CAPITALIZATION AND LIABILITIES

                                                                                         MARCH 31,               DECEMBER 31,
                                                                                            1996                     1995
                                                                                       ---------------          ---------------
                                                                                        (Unaudited)
                                                                                                    (in thousands)
              CAPITALIZATION
                   Common shareholders' equity  . . . . . . . . . . .. . . . . . . .         $121,327                  $121,576
                   Preferred shares . . . . . . . . . . . . . . . . .. . . . . . . .            1,600                     1,600
                   Preferred shares - mandatory redemption  . . . . .. . . . . . . .              520                       520
                   Long-term debt . . . . . . . . . . . . . . . . . .. . . . . . . .          107,336                   107,455
                                                                                       ---------------           ---------------

                                                                                              230,783                   231,151
                                                                                       ---------------           ---------------


              CURRENT LIABILITIES
                   Notes payable to banks . . . . . . . . . . . . . .. . . . . . . .           23,000                     8,500
                   Long-term debt and preferred shares - current  . .. . . . . . . .              424                    15,624
                   Accounts payable . . . . . . . . . . . . . . . . .. . . . . . . .            9,604                     6,839
                   Taxes payable  . . . . . . . . . . . . . . . . . .. . . . . . . .            5,354                     5,562
                   Accrued interest . . . . . . . . . . . . . . . . .. . . . . . . .            2,166                     1,955
                   Other accrued liabilities  . . . . . . . . . . . .. . . . . . . .            7,932                     8,061
                                                                                       ---------------           ---------------

                                                                                               48,480                    46,541
                                                                                       ---------------           ---------------


              OTHER CREDITS
                   Advances for construction  . . . . . . . . . . . .. . . . . . . .           55,296                    55,385
                   Contributions in aid of construction . . . . . . .. . . . . . . .           27,775                    27,745
                   Accumulated deferred income taxes - net  . . . . .. . . . . . . .           39,532                    39,050
                   Unamortized investment tax credits . . . . . . . .. . . . . . . .            3,479                     3,499
                   Regulatory tax-related liability . . . . . . . . .. . . . . . . .            2,289                     2,300
                   Other  . . . . . . . . . . . . . . . . . . . . . .. . . . . . . .              576                       584
                                                                                       ---------------           ---------------

                                                                                              128,947                   128,563
                                                                                       ---------------           ---------------

                                                                                             $408,210                  $406,255
                                                                                       ===============           ===============

     The accompanying notes are an integral part of these financial statements.

                       SOUTHERN CALIFORNIA WATER COMPANY
                              STATEMENTS OF INCOME
                              FOR THE THREE MONTHS
                         ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)


                                                                                                  THREE MONTHS ENDED
                                                                                                       MARCH 31,
                                                                                            --------------------------------
                                                                                              1996                    1995
                                                                                            ---------               --------
                                                                                                (in thousands, except
                                                                                                   per share amounts)

               OPERATING REVENUES
                   Water   . . . . . . . . . . . . . . . . . .  . . . . . . . . . . . .       $27,061                  $21,699
                   Electric  . . . . . . . . . . . . . . . . .  . . . . . . . . . . . .         3,336                    3,277
                                                                                           -----------              -----------

                                                                                               30,397                   24,976
                                                                                           -----------              -----------

               OPERATING EXPENSES
                   Water purchased   . . . . . . . . . . . . .  . . . . . . . . . . . .         6,697                    5,381
                   Power purchased for pumping   . . . . . . .  . . . . . . . . . . . .         1,565                    1,450
                   Power purchased for resale  . . . . . . . .  . . . . . . . . . . . .         1,551                    1,503
                   Groundwater production assessment   . . . .  . . . . . . . . . . . .         1,397                    1,294
                   Supply cost balancing accounts  . . . . . .  . . . . . . . . . . . .          (176)                    (602)
                   Other operating expenses  . . . . . . . . .  . . . . . . . . . . . .         3,115                    2,962
                   Administrative and general expenses   . . .  . . . . . . . . . . . .         4,625                    3,987
                   Depreciation  . . . . . . . . . . . . . . .  . . . . . . . . . . . .         2,526                    2,124
                   Maintenance   . . . . . . . . . . . . . . .  . . . . . . . . . . . .         1,353                    1,655
                   Taxes on income   . . . . . . . . . . . . .  . . . . . . . . . . . .         1,618                      790
                   Other taxes   . . . . . . . . . . . . . . .  . . . . . . . . . . . .         1,416                    1,036
                                                                                           -----------              -----------

                                                                                               25,687                   21,580
                                                                                           -----------              -----------

                   Operating income  . . . . . . . . . . . . .  . . . . . . . . . . . .         4,710                    3,396
               OTHER INCOME  . . . . . . . . . . . . . . . . .  . . . . . . . . . . . .            48                        6
                                                                                           -----------              -----------

                   Income before interest charges  . . . . . .  . . . . . . . . . . . .         4,758                    3,402
               INTEREST CHARGES  . . . . . . . . . . . . . . .  . . . . . . . . . . . .         2,590                    2,284
                                                                                           -----------              -----------

               NET INCOME  . . . . . . . . . . . . . . . . . .  . . . . . . . . . . . .         2,168                    1,118
               DIVIDENDS ON PREFERRED SHARES . . . . . . . . .  . . . . . . . . . . . .            24                       24
                                                                                           -----------              -----------

               EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS  . .  . . . . . . . . . . . .        $2,144                   $1,094
                                                                                           ===========              ===========

               WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING .  . . . . . . . . . . . .         7,845                    7,845
                                                                                           ===========              ===========

               Earnings Per Common Share . . . . . . . . . . .  . . . . . . . . . . . .         $0.27                    $0.14
                                                                                           ===========              ===========

               Dividends Declared Per Common Share . . . . . .  . . . . . . . . . . . .        $0.305                    $0.30
                                                                                           ===========              ===========


     The accompanying notes are an integral part of these financial statements.

                       SOUTHERN CALIFORNIA WATER COMPANY
                              STATEMENTS OF INCOME
                             FOR THE TWELVE MONTHS
                         ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)

                                                                                                TWELVE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                        ----------------------------------
                                                                                             1996                  1995
                                                                                        ------------          ------------
                                                                                               (in thousands, except
                                                                                                 per share amounts)

              OPERATING REVENUES
                   Water  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $124,283              $112,574
                   Electric . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        10,950                10,896
                                                                                        ------------          ------------

                                                                                            135,233               123,470
                                                                                        ------------          ------------
              OPERATING EXPENSES
                   Water purchased  . . . . . . . . . . . . . . . . . . . . . . . . .        33,945                29,408
                   Power purchased for pumping  . . . . . . . . . . . . . . . . . . .         8,077                 7,813
                   Power purchased for resale . . . . . . . . . . . . . . . . . . . .         5,263                 4,769
                   Groundwater production assessment  . . . . . . . . . . . . . . . .         6,240                 6,116
                   Supply cost balancing accounts . . . . . . . . . . . . . . . . . .          (721)                1,119
                   Other operating expenses . . . . . . . . . . . . . . . . . . . . .        13,491                11,839
                   Administrative and general expenses  . . . . . . . . . . . . . . .        17,041                14,703
                   Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . .         8,884                 8,160
                   Maintenance  . . . . . . . . . . . . . . . . . . . . . . . . . . .         5,454                 6,763
                   Taxes on income  . . . . . . . . . . . . . . . . . . . . . . . . .         9,594                 8,863
                   Other taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .         5,245                 4,487
                                                                                        ------------          ------------

                                                                                            112,513               104,040
                                                                                        ------------          ------------

                   Operating income . . . . . . . . . . . . . . . . . . . . . . . . .        22,720                19,430
              OTHER INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           359                   201
                                                                                        ------------          ------------

                   Income before interest charges . . . . . . . . . . . . . . . . . .        23,079                19,631
              INTEREST CHARGES  . . . . . . . . . . . . . . . . . . . . . . . . . . .         9,865                 8,341
                                                                                        ------------          ------------

              NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        13,214                11,290
              DIVIDENDS ON PREFERRED SHARES . . . . . . . . . . . . . . . . . . . . .            96                    98
                                                                                        ------------          ------------

              EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS  . . . . . . . . . . . . . .       $13,118               $11,192
                                                                                        ============          ============

              WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING . . . . . . . . . . . . .         7,845                 7,845
                                                                                        ============          ============

              Earnings Per Common Share . . . . . . . . . . . . . . . . . . . . . . .         $1.67                 $1.43
                                                                                        ============          ============

              Dividends Declared Per Common Share . . . . . . . . . . . . . . . . . .         $1.21                 $1.20
                                                                                        ============          ============

                   The accompanying notes are an integral part of these financial statements.

                       SOUTHERN CALIFORNIA WATER COMPANY
                              CASH FLOW STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)

                                                                                                THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                          ------------------------------
                                                                                              1996                1995
                                                                                          ------------         ---------
                                                                                                   (in thousands)
              CASH FLOWS FROM -
                   Operating Activities:
                       Net income . . . . . . . . . . . . . . . . . . . . . . . . . . .     $2,168               $1,118
                  Adjustments for non-cash items:
                         Depreciation and amortization  . . . . . . . . . . . . . . . .      2,604                2,203
                         Deferred income taxes and  . . . . . . . . . . . . . . . . . .
                           investment tax credits . . . . . . . . . . . . . . . . . . .        685                  931
                         Other - net  . . . . . . . . . . . . . . . . . . . . . . . . .       (548)                (408)
                       Changes in current assets and liabilities:
                         Accounts receivable  . . . . . . . . . . . . . . . . . . . . .      1,740                  950
                         Prepayments  . . . . . . . . . . . . . . . . . . . . . . . . .      1,023                  463
                         Supply cost balancing accounts . . . . . . . . . . . . . . . .       (177)                (589)
                         Accounts payable . . . . . . . . . . . . . . . . . . . . . . .       2,765               (3,367)
                         Taxes payable  . . . . . . . . . . . . . . . . . . . . . . . .        (208)              (1,552)
                         Unbilled revenue . . . . . . . . . . . . . . . . . . . . . . .         359                2,431
                         Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          17                  220
                                                                                          ----------           ----------
                           Net Cash Provided  . . . . . . . . . . . . . . . . . . . . .      10,428                2,400
                                                                                          ----------           ----------

                Financing Activities:
                       Receipt of advances and contributions  . . . . . . . . . . . . .         577                  417
                       Repayments of long-term debt and
                         redemption of preferred shares . . . . . . . . . . . . . . . .     (15,319)              (2,240)
                       Refunds on advances  . . . . . . . . . . . . . . . . . . . . . .        (256)                 (27)
                       Net change in notes payable to banks . . . . . . . . . . . . . .      14,500                5,500
                       Common and preferred dividends paid  . . . . . . . . . . . . . .      (2,439)              (2,228)
                                                                                          ----------           ----------
                           Net Cash Provided  . . . . . . . . . . . . . . . . . . . . .       2,937                1,422
                                                                                          ----------           ----------

                Investing Activities:
                Construction expenditures . . . . . . . . . . . . . . . . . . . . . . .      (5,150)              (5,131)
                                                                                          ----------           ----------
                   Net Cash Used  . . . . . . . . . . . . . . . . . . . . . . . . . . .      (5,150)              (5,131)
                                                                                          ----------           ----------

                Net Increase (Decrease) in Cash and Cash Equivalents  . . . . . . . . .       2,341               (1,309)

                Cash and Cash Equivalents, Beginning of Period  . . . . . . . . . . . .         343                2,344
                                                                                          ----------           ----------

                Cash and Cash Equivalents, End of Period  . . . . . . . . . . . . . . .      $2,684               $1,035
                                                                                          ==========           ==========




     The accompanying notes are an integral part of these financial statements.

                       SOUTHERN CALIFORNIA WATER COMPANY
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. For a summary of significant accounting policies and other information relating to these interim financial statements, reference is made to pages 24 through 27 of the 1995 Annual Report to Shareholders under the caption "Notes to Financial Statements."

2. Earnings per Common Share are based on the weighted average number of Common Shares outstanding during each period and net income after deducting preferred dividend requirements.

3. In June, 1994, the Registrant signed a Water Supply Agreement to become a participant in the Coastal Aqueduct Extension of the State Water Project (the "Project") at a level of 500 acre-feet. The Registrant's current investment for this level of participation is $1,481,000 and is included in utility plant.

         The Registrant intends to file an application with the California Public Utilities Commission (the "CPUC") seeking approval of its recovery through rates of costs associated with that participation. No assurance can be given that the CPUC will deny or approve recovery through rates of all or any costs associated with such participation.

         The Registrant has sold the remaining 2,500 acre-feet of its total 3,000 acre-foot entitlement in the Project, after receiving approval from the CPUC. Proceeds from the sale of $1.2 million were received in February, 1996.

4. The Registrant implemented increased water rates in six of its rate-making districts on January 1, 1996. In addition, the Registrant anticipates that the CPUC will issue a final decision regarding the settlement stipulation in its general rate case application affecting its Bear Valley Electric customer service area in May, 1996. In January, 1996, the Registrant filed Notices of Intent to increase rates in two of its water customer service areas to cover costs associated with 1996 and 1997 capital projects in those two areas.
         See the section entitled "Rates and Regulation" for more information.

5. On January 1, 1996, the Registrant adopted SFAS No. 121 - "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." This Statement imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. Adoption of SFAS No. 121 will not have a material impact on the financial position or results of operations of the Registrant, based on the current regulatory structure in which the Registrant operates.

6. Effective January 1, 1996, the Registrant is subject to the reporting requirements contained in SFAS No. 123, "Accounting for Stock- Based Compensation." The Registrant has a Key Executive Long-Term Incentive Plan, the provision of which became effective in January, 1995. Any payout under the plan, which is made in Common Shares of the Registrant, will not occur until 1998. At that time, the registrant intends to utilize the footnote option of SFAS No. 123 to disclose the effects of any such awards.

7. As permitted by the CPUC, the Registrant maintains water and electric supply cost balancing accounts to account for undercollections and overcollections of revenues designed to recover such costs. Recoverability of such costs are recorded in income and charged to balancing accounts when such costs are incurred. The balancing accounts are credited when such costs are recovered through rate adjustments. In October 1995, the Registrant identified and adjusted for an error in the recording of offset revenue into its electric balancing account. The impact of the adjustment for 1994 was not material and the cumulative effects of the adjustment through March 31, 1995 were included in the first quarter 1995 results. Second quarter 1995 results were also restated. The error did not affect actual billings to electric customers.

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

                 The Registrant is organized into three regions operating within 75 communities in 10 counties in the State of California and provides water service in 21 customer service areas. As of March 31, 1996, about 73% of the Registrant's water customers were located in the greater metropolitan areas of Los Angeles and Orange Counties. The Registrant also provides electric service to the City of Big Bear Lake and surrounding areas in San Bernardino County. All electric energy sold is presently purchased from Southern California Edison Company ("SCE"). The Registrant served 239,168 water customers and 20,422 electric customers at March 31, 1996, or a total of 259,590, customers compared with 257,576 total customers at March 31, 1995.

RESULTS OF OPERATION

                 Earnings per common share for the three months ended March 31, 1996 increased by 92.9% to $0.27 per share as compared to $0.14 per share for the comparable period last year. Earnings for the twelve months ended March 31, 1996 increased by 16.8% to $1.67 per share as compared to $1.43 per share for the twelve months ended March 31, 1995.

                 As compared to last year, water sales volumes for the three months ended March 31, 1996 increased by 9.8%. For the twelve months ended March 31, 1996, water sales volumes decreased by 1.9% as compared to the twelve months ended March 31, 1995. Water operating revenues, however, increased by 24.7% and 10.4% , respectively, for the three and twelve months ended March 31, 1996. The increase in revenues is a result of the effects of approximately $15 million in general rate increases effective January 1, 1996 and, for the three month comparison, the increase in water sales volumes. See the section entitled "Rates and Regulation" for more information.

                 Kilowatt-hour sales of electricity increased by 4.6% and 2.0% for the three and twelve months ended March 31, 1996, respectively, as compared to the same periods last year. As a result of the increased kilowatt-hour sales and a slight change in the composition of those sales among customer classifications, electric operating revenues for the three and twelve month periods ending March 31, 1996 increased by 1.8% and 0.5%, respectively, over the comparable periods last year.

                  Purchased water costs increased by 24.5% and 15.4%, respectively, for the three and twelve months ended March 31, 1996 as compared to the same periods ending in 1995. These increases reflect increased purchased water volumes as well as increased purchased water rates, the latest series of which was effective July 1, 1995.

                 The costs of power purchased for pumping increased by 7.9% and 3.4%, respectively, for the three and twelve months ended March 31, 1996 as compared to the same period ended March 31, 1995 due chiefly to the effects of an increase in the amount of total water supplied which came from pumped groundwater sources.

                 As compared to the three months ended March 31, 1995, the costs of power purchased for resale increased by 3.2% chiefly as a result of the increased kilowatt-hour sales volumes. For the twelve months ended March 31, 1996, the costs of power purchased for resale increased by 10.4% as compared to the same period last year both as a result of the increased kilowatt-hour sales and refunds from SCE of approximately $492,000 received during the twelve months ended March 31, 1995. There were no comparable refunds received during the twelve months ended March 31, 1996.

                 Groundwater production assessments are 8.0% higher for the three months ended March 31, 1996 and 2.0% higher for the twelve months ended March 31, 1996, as compared to the same periods last year, due to the increased volumes of pumped water as well as increased assessment rates.

                 A negative entry for the provision for supply cost balancing accounts reflects an undercollection of previously incurred supply costs. Conversely, a positive entry for the provision for supply cost balancing accounts reflects recovery of previously under-collected supply costs. The negative entries for both the three and twelve months ended March 31, 1996 reflect the effects of the Registrant's bimonthly billings which create a slight lag between the period supply costs are incurred and their recovery. In October 1995, the Registrant identified and adjusted for an error in the recording of offset revenue into its electric balancing account. The impact of the adjustment for 1994 was not material and the cumulative effects of the adjustment through March 31, 1995 were included in the first quarter 1995 results. The error did not affect actual billings to electric customers.

                 Other operating expenses increased by 5.2% and 14.0%, respectively, for the three and twelve months ended March 31, 1996 as compared to the same periods ended March 31, 1995 due chiefly to an increase in the amount of time being charged to this category. In addition, there has been a net increase in the number of persons charging all or a portion of their time to various customer service functions.

                 Administrative and general expenses increased by 16.0% and 15.9% for the three and twelve months ended March 31, 1996, respectively, as compared to the same periods ended March 31, 1995. These periods are each affected by an increase in the amount of labor being charged to this category since, as part of the settlement stipulation for the rates that were effective January 1, 1996, the Registrant began expensing, and subsequently recovering, a greater amount of labor for persons engaged in general and administrative functions. As well, this category has increased due to increased personnel-related expenditures such as health insurance, recovery of postretirement medical benefits, pension and 401-k plan costs.

                 Depreciation expense increased by 18.9% and 8.9%, respectively, for the three and twelve months ended March 31, 1996 reflecting, among other things, the effects of recording approximately $30 million in net plant additions during 1995, depreciation on which began in January, 1996.
Each period is also affected by the higher depreciation rates authorized by the CPUC and effective January 1, 1996.

                 Taxes on income increased by 104.8% and 8.2%, respectively, for the three and twelve months ended March 31, 1996 as compared to the three and twelve months ended March 31, 1995 as a result of higher pre-tax income.

                 Maintenance expense decreased by 18.2% and 19.4% for the three and twelve months ended March 31, 1996 as compared to the three and twelve months ended March 31, 1995, respectively. These decreases primarily reflect changes in scheduled maintenance to later in 1996.

                 Interest expense for the three and twelve months ended March 31, 1996 increased by 13.4% and 18.3%, respectively, over the comparable 1995 time periods. The increases are principally the result of the Registrant's issuance of $30 million in long-term debt in September, 1995.

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

                 The Registrant continues to rely on external sources, including short-term bank borrowing, the receipt of contributions-in-aid-of-construction and advances for construction and install-and-convey advances, to fund the majority of its construction expenditures. For the quarter ended March 31, 1996, receipts of contributions-in-aid-of-construction and advances for construction were $321,000 net of refunds on such advances, as compared to $390,000 for the quarter ended March 31, 1995.

                 The aggregate short-term borrowing capacity currently available to the Registrant under its three bank lines of credit is $37,063,000. At March 31, 1996, the Registrant had a total of $23,000,000 in borrowing outstanding under its bank lines of credit, leaving an unused short-term borrowing capacity of $14,063,000. The Registrant routinely employs short-term bank borrowing as an interim financing source prior to executing either a long-term debt or equity issue. The Registrant anticipates issuing additional long-term debt as well as additional Common Shares, with the net proceeds initially being used to repay short-term bank borrowings and, after that, fund construction expenditures.

                 The Registrant currently has an application pending with the California Pollution Control Financing Authority to fund a portion of its qualifying capital expenditures through issuance of tax-exempt debt.

                 The Registrant has no derivative financial instruments, financial instruments with significant off-balance sheet risks or financial instruments with concentrations of credit risk.

ACCOUNTING STANDARDS

                 On January 1, 1996, the Registrant adopted SFAS No. 121 - "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." This Statement imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. Adoption of SFAS No. 121 will not have a material impact on the financial position or results of operations of the Registrant, based on the current regulatory structure in which the Registrant operates. See Note 5 of the Notes to Financial Statements.

                 Effective January 1, 1996, the Registrant is subject to the reporting requirements contained in SFAS No. 123, "Accounting for Stock-Based Compensation." The Registrant has a Key Executive Long-Term Incentive Plan, the provision of which became effective in January, 1995. Any payout under the plan, which are made in Common Shares of the Registrant, will not occur until 1998. At that time, the registrant intends to utilize the footnote option of SFAS No.
123 to disclose the effects of any such awards.   See Note 6 of the Notes to
Financial Statements.

WATER SUPPLY

                 For the three months ended March 31, 1996, the Registrant supplied a total of 34,643 acre-feet of water as compared to 31,345 acre-feet for the three months ended March 31, 1995. Of the total 34,643 acre-feet of water supplied during the first quarter of 1996, approximately 60.8% came from pumped sources and 39.2% was purchased from others, principally the Metropolitan Water District of Southern California ("MWD") and its member agencies. A minimal amount of total supply came from the United States Bureau of Reclamation (the "Bureau") under a no-cost contract. For the three months ended March 31, 1995, 59.4%, 40.5% and 0.1% was supplied from pumped sources, purchased from MWD and the Bureau, respectively.

                 During the twelve months ended March 31, 1996, the Registrant supplied 186,379 acre-feet of water as compared to 181,828 acre- feet supplied during the twelve months ended March 31, 1995. During the twelve month period ended March 31, 1996, pumped sources provided 57.5% of total supply, 40.6% was purchased and the remaining 1.9% was supplied by the Bureau. For the twelve months ended March 31, 1996, 57.7%, 40.6% and 1.7%, respectively, was supplied from pumped sources, purchased from MWD and the Bureau.

                 The MWD is a water district organized under the laws of the State of California for the purpose of delivering imported water to areas within its jurisdiction. The Registrant has 52 connections to the water distribution facilities of MWD and other municipal water agencies. MWD imports water from two principal sources: the Colorado River and the State Water Project ("SWP"). Available water supplies from the Colorado River and the SWP have historically been sufficient to meet most of MWD's requirements and MWD's supplies are anticipated to continue to remain adequate through 1995. MWD's import of water from the Colorado River is expected to decrease in future years due to the requirements of the Central Arizona Project in the State of Arizona. In response, MWD has taken a number of steps to secure additional storage capacity and increase available water supplies, including effecting transfers of water rights from other sources.

                 As of April 2, 1996, the Northern Sierra 8-station index has recorded seasonal rainfall of 48.7 inches, or 116% of the seasonal average.
For the water year which began October 1, 1995, precipitation was 49.8 inches or approximately 98% of average. Statewide, the snowpack water content is 100% of average and seasonal runoff is in excess of normal due to above normal temperatures. Storage in the Northern Sierra's 8 major reservoirs has increased to 86% of capacity at April 2, 1996 as compared to 73% at September 30, 1995, the beginning of the water year. In those districts of the Registrant which pump groundwater, overall groundwater conditions have improved and remain at adequate levels. As such, the Registrant believes that its water supplies are adequate to meet projected current year demands.

WATER QUALITY

                 The United States Environmental Protection Agency (the "EPA"), under provisions of the 1972 Safe Drinking Water Act as amended in 1986 (the "SDWA") is required to establish maximum contaminant levels ("MCLs") for 83 potential drinking water contaminants listed in the 1986 amendments to the SDWA, and for an additional 25 contaminants every three years thereafter. The California Department of Health Services, acting on behalf of the EPA, administers the EPA's program. The Registrant currently tests its wells and water systems for more than 90 contaminants, covering all contaminants listed in the SDWA. Water from wells found to contain levels of contaminants above the established MCL's is either treated or blended before it is delivered to customers.

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

                 The Registrant will also be subject to new rules regarding MCLs for radon and arsenic. With respect to the radon rule, the EPA did not meet its October 1, 1993 deadline for implementation of the rule. As a result, the radon rule was to be considered as part of the re- authorization of the SDWA presently before the United States Congress. The Registrant believes the EPA may, in the interim, establish a MCL of 3,000 pico-curies per liter, which would affect only one of the Registrant's wells. The Registrant would, however, be required to conduct mandatory public information and educational programs on radon. The Registrant is currently conducting studies to determine the best treatment for any affected wells which could range from simple aeration to filtration through granular activated carbon. The Registrant is currently unable to predict what ultimate effects, if any, this rule, if passed, would have on its financial position or results of operation.

                 The EPA is continuing its review of data before implementing the arsenic rule. In January, 1995, the EPA filed suit in U.S. District Court seeking to delay implementation of the arsenic rule. The proposed SDWA amendments before the last session of Congress would have delayed the implementation of an arsenic rule until 2001. Although the Registrant is unable to predict the actions that either the Court or Congress may take, it is believed that, if required to do so without further research, the EPA will establish a MCL for arsenic of from 2 to 5 micrograms per liter. At this level, nearly all of the Registrant's wells and water systems would be affected. Depending on the circumstances associated with each individual well and water system, compliance with such a standard could cause the Registrant to implement costly well-head remedies such as ion exchange or, alternatively, to purchase additional and more expensive water supplies already in compliance, for blending with well sources.

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

                 The Registrant anticipates that the Enhanced Surface Water Treatment Rule will be proposed in 1997, with an effective date of 1999. This rule would affect each of the Registrant's five surface water treatment plants.

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

                 The Registrant is currently unable to predict the ultimate impact that adoption of proposed rules might have on its financial position or its results of operation, although the rate-making process provides the Registrant with the opportunity to recover capital and operating costs associated with water quality, and management believes that such costs are properly recoverable. However, no assurance can be given that the CPUC will authorize recovery of all or any of such costs in rates.

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

                 Three of the 27 wells in the Registrant's Arden-Codova system have, for several years, been subject to contamination by tricholoroethylene. The Aerojet Corporation has, by court decree, been responsible for all costs related to the provision of well-head treatment. A ten-year agreement, reached with the Aerojet Corporation in 1986, will expire in 1996, leaving open the question of who will remain financially responsible for continuing well-head treatment. The Registrant is currently negotiating with the Aerojet Corporation for a renewal of the agreement but is unable to predict the outcome of such negotiations or the impact, if any, of such negotiations on the results of operations or financial condition.

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

                   Rates to customers of the Registrant vary among its 21 water customer service areas due to differences in operating conditions and costs. The customer service areas are currently grouped into 16 water districts and one electric district for rate-making purposes. The Registrant continuously monitors its operations in all of its districts so that applications for rate changes may be filed, when warranted, on a district-by-district basis in accordance with CPUC procedure. Under the CPUC's practices, rates may be increased by three methods: general rate increases, offsets for certain expense increases and advice letter filings related to certain plant additions. General rate increases typically are for three-year periods and include "step" increases in rates for the second and third years.

                   The Registrant filed an application for general rate relief, including step and attrition year changes, in six of its water rate-making districts in March, 1995. In December, 1995, the CPUC issued its final decision on those applications which, among other things, authorized a rate of return on common equity of 10.40%, increased depreciation rates and authorized recovery of postretirement medical benefit costs and resulted in an approximate increase in annual water operating revenues of $15 million, Rates approved by the CPUC were effective on January 1, 1996.

                   The Registrant filed an application with the CPUC for a general rate increase in its Bear Valley Electric customer service area in September, 1995. In February, the Registrant reached a stipulated settlement among all parties. The stipulation is based on a number of items, including the 10.40% return on common equity, stipulated in the Registrant's water rate cases discussed previously. In April, 1996, the Administrative Law Judge assigned to the application issued a proposed decision recommending approval of the settlement stipulation in its entirety. The Registrant anticipates that the CPUC will issue its final decision in this matter in May, 1996 with rates going into effect shortly thereafter. However, the Registrant is unable to offer any assurance that the CPUC will approve part or all of the settlement stipulation or authorize all or any of the rates stipulated therein.

                   On January 31, 1996, the Registrant filed Notices of Intent to increase water rates in two of its customer service areas to recover costs associated with 1996 and 1997 capital projects in those areas. A final decision by the CPUC is not anticipated until December, 1996.


                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

                   There are no material pending legal proceedings to which the Registrant or any of its subsidiaries is a party or which any of their properties is the subject. There is, however, ordinary routine litigation incidental to the conduct of the Registrant's business.

ITEM 2.   CHANGES IN SECURITIES

                   As of March 31, 1996, earned surplus amounted to $46,962,000. Of this amount, $26,983,000 was restricted as to payment of cash dividends on the Registrant's Common Shares.

                   As of March 31, 1996, authorized but unissued Common Shares includes 109,454 and 92,259 Common Shares reserved for issuance under the Registrant's Dividend Reinvestment and Common Share Purchase Program and Investment Incentive Program ("401-k"), respectively. Common Shares reserved for the 401-k Plan are in relation to the matching contributions by the Registrant and for investment purposes by participants.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

                   None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                   On or about March 15, 1996, common and preferred shareholders of the Registrant were mailed a Notice of Annual Meeting and a Proxy Statement. Shareholders were requested to vote their shares for the election of a slate of seven directors to serve until the next annual meeting and until their successors are chosen and qualified.

                   The following table presents the results of the election presented at the Annual Meeting of Shareholders on April 30, 1996:

                  NAME                      "FOR"              "AGAINST"
             -------------              -------------        --------------
      Jean E Auer                           99.73%               0.27%
      William V. Caveney                    99.91%               0.09%
      R. Bradbury Clark                     99.63%               0.37%
      N.P. Dodge, Jr.                       99.77%               0.23%
      Robert F. Kathol                      99.74%               0.26%
      Lloyd E. Ross                         99.83%               0.17%
      Floyd E. Wicks                        99.94%               0.06%

ITEM 5.   OTHER INFORMATION

                   On April 29, 1996, the Board of Directors of the Registrant declared a regular quarterly dividend of $0.305 per common share. The dividend will be paid June 1, 1996 to shareholders of record as of the close of business on May 12, 1996. In other actions, the Board of Directors declared regular quarterly dividends of $0.25 per share, $0.265625 per share and $0.3125 per share on its 4%, 4-1/4% and 5% Cumulative Preferred Shares, respectively.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             None.

                                   SIGNATURES


                 Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer and chief financial officer.


                                            SOUTHERN CALIFORNIA WATER COMPANY




                                             By  : s/ JAMES B. GALLAGHER
                                                --------------------------
                                                    James B. Gallagher
                                                Vice President - Finance,
                                               Chief Financial Officer and
                                                        Secretary



Dated:  May 14, 1996