Form 10-Q
period 1996-06-30
SOUTHERN CALIFORNIA WATER CO
filed 1996-08-13
CIK 92116

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


      For Quarter Ended JUNE 30, 1996       Commission file number 0-1121
                        -------------                              ------

                         SOUTHERN CALIFORNIA WATER COMPANY
             ------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)


           CALIFORNIA                                                 95-1243678
 --------------------------------                                 -------------------
  (State or other jurisdiction of                                   (I.R.S. Employer
   incorporation or organization)                                  Identification No.)



 630 EAST FOOTHILL BOULEVARD, SAN DIMAS, CALIFORNIA                     91773
 --------------------------------------------------                   ---------
  (Address of principal executive offices)                            (Zip Code)


      Registrant's telephone number, including area code   (909) 394-3600
                                                            -------------

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



                     APPLICABLE ONLY TO CORPORATE ISSUERS:

             As of June 30, 1996, the number of shares outstanding
              of the Registrant's Common Shares, Par Value $2.50,
                                 was 7,854,862.

                       SOUTHERN CALIFORNIA WATER COMPANY

                                   FORM 10-Q

                                     INDEX

                                                                                                               Page No.
                                                                                                               --------
PART I         FINANCIAL INFORMATION

Item 1:        Financial Statements                                                                                   1

               Balance Sheets as of June 30, 1996 and December 31, 1995                                           2 - 3

               Statements of Income for the Three Months Ended
                 June 30, 1996 and June 30, 1995                                                                      4

               Statements of Income for the Six Months Ended
                 June 30, 1996 and June 30, 1995                                                                      5

               Statements of Income for the Twelve Months Ended
                 June 30, 1996 and June 30, 1995                                                                      6

               Statements of Cash Flows for the Six Months Ended
                 June 30, 1996 and June 30, 1995                                                                      7

               Notes to Financial Statements                                                                          8

Item 2:        Management's Discussion and Analysis of Financial Condition
                 and Results of Operation                                                                        9 - 15



PART II        OTHER INFORMATION

Item 1:        Legal Proceedings                                                                                     15

Item 2:        Changes in Securities                                                                                 15

Item 3:        Defaults Upon Senior Securities                                                                       15

Item 4:        Submission of Matters to a Vote of Security Holders                                                   15

Item 5:        Other Information                                                                                     16

Item 6:        Exhibits and Reports on Form 8-K                                                                      16

               Signature                                                                                             17

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

                       SOUTHERN CALIFORNIA WATER COMPANY
                                 BALANCE SHEETS
                                     ASSETS




                                                                                    JUNE 30,             DECEMBER 31,
                                                                                      1996                   1995
                                                                                  -------------         -------------
                                                                                   (Unaudited)
 UTILITY PLANT, at cost                                                                    (in thousands)

    Water .............................................................              $387,162               $383,368
    Electric ..........................................................                30,783                 30,269
                                                                                     --------               --------
                                                                                      417,945                413,637
   Less - Accumulated depreciation ....................................              (108,900)              (103,018)
                                                                                     --------               --------
                                                                                      309,045                310,619
   Construction work in progress ......................................                35,960                 24,349
                                                                                     --------               --------
                                                                                      345,005                334,968
                                                                                     --------               --------
 OTHER PROPERTY AND INVESTMENTS .......................................                   762                    755
                                                                                     --------               --------
 CURRENT ASSETS
   Cash and cash equivalents ..........................................                 2,940                    343
   Accounts receivable -
     Customers, less reserves of $624
       in 1996 and $648 in 1995 .......................................                10,961                  8,238
   Other ..............................................................                 1,477                  2,563
   Unbilled revenue ...................................................                14,473                 11,035
   Materials and supplies, at average cost ............................                 1,859                  1,733
   Supply cost balancing accounts .....................................                 6,682                  8,073
   Prepayments and other ..............................................                 5,801                  7,779
   Accumulated deferred income taxes - net ............................                 2,162                  3,206
                                                                                     --------               --------
                                                                                       46,355                 42,970
                                                                                     --------               --------
 DEFERRED CHARGES
   Regulatory tax-related assets ......................................                22,810                 22,986
   Other deferred charges .............................................                 4,794                  4,576
                                                                                     --------               --------
                                                                                       27,604                 27,562
                                                                                     --------               --------
                                                                                     $419,726               $406,255
                                                                                     ========               ========


    The accompanying notes are an integral part of these financial statements.

                       SOUTHERN CALIFORNIA WATER COMPANY
                                 BALANCE SHEETS
                         CAPITALIZATION AND LIABILITIES


                                                                                        JUNE 30,                 DECEMBER 31,
                                                                                          1996                      1995
                                                                                       -----------              -------------
                                                                                       (Unaudited)

                                                                                                  (in thousands)
 CAPITALIZATION
   Common shareholders' equity .................................................          $123,222                  $121,576
   Preferred shares ............................................................             1,600                     1,600
   Preferred shares subject to mandatory
     redemption requirements ...................................................               500                       520
   Long-term debt ..............................................................           107,328                   107,455
                                                                                          --------                  --------
                                                                                           232,670                   231,151
                                                                                          --------                  --------
 CURRENT LIABILITIES
   Notes payable to banks ......................................................            32,000                     8,500
   Long-term debt and preferred shares
     due within one year .......................................................               424                    15,624
   Accounts payable ............................................................            11,630                     6,839
   Taxes payable ...............................................................             4,854                     5,562
   Accrued interest ............................................................             1,717                     1,955
   Other accrued liabilities ...................................................             8,537                     8,061
                                                                                          --------                  --------
                                                                                            59,162                    46,541
                                                                                          --------                  --------

 OTHER CREDITS
   Advances for construction ...................................................            54,872                    55,385
   Contributions in aid of construction ........................................            27,992                    27,745
   Accumulated deferred income taxes - net .....................................            38,744                    39,050
   Unamortized investment tax credits ..........................................             3,458                     3,499
   Regulatory tax-related liability ............................................             2,278                     2,300
   Other .......................................................................               550                       584
                                                                                          --------                  --------
                                                                                           127,894                   128,563
                                                                                          --------                  --------
                                                                                          $419,726                  $406,255
                                                                                          ========                  ========


   The accompanying notes are an integral part of these financial statements.

                       SOUTHERN CALIFORNIA WATER COMPANY
                              STATEMENTS OF INCOME
                              FOR THE THREE MONTHS
                          ENDED JUNE 30, 1996 AND 1995
                                 (Unaudited)


                                                                                                 THREE MONTHS ENDED
                                                                                                      JUNE 30,
                                                                                          ---------------------------------
                                                                                            1996                     1995
                                                                                          -------                   -------
                                                                                                 (in thousands, except
                                                                                                   per share amounts)
 OPERATING REVENUES
     Water ....................................................................            $37,444                  $30,096
     Electric .................................................................              2,450                    2,276
                                                                                           -------                  -------
                                                                                            39,894                   32,372
                                                                                           -------                  -------
 OPERATING EXPENSES
     Water purchased ..........................................................             10,420                    7,582
     Power purchased for pumping ..............................................              1,681                    1,605
     Power purchased for resale ...............................................              1,104                    1,047
     Groundwater production assessment ........................................              1,489                    1,572
     Supply cost balancing accounts ...........................................              1,802                      992
     Other operating expenses .................................................              3,201                    3,169
     Administrative and general expenses ......................................              5,151                    4,062
     Depreciation .............................................................              2,526                    2,171
     Maintenance ..............................................................              1,791                    1,560
     Taxes on income ..........................................................              2,924                    2,256
     Other taxes ..............................................................              1,319                    1,088
                                                                                           -------                  -------
                                                                                            33,408                   27,104
                                                                                           -------                  -------
     Operating income .........................................................              6,486                    5,268
 OTHER INCOME .................................................................                200                       68
                                                                                           -------                  -------
     Income before interest charges ...........................................              6,686                    5,336
 INTEREST CHARGES .............................................................              2,584                    2,309
                                                                                           -------                  -------
 NET INCOME ...................................................................              4,102                    3,027
 DIVIDENDS ON PREFERRED SHARES ................................................                (24)                     (24)
                                                                                           -------                  -------
 EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS ...................................             $4,078                   $3,003
                                                                                           =======                  =======
 WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING ................................              7,848                    7,845
                                                                                           =======                  =======
 Earnings Per Common Share ....................................................              $0.52                    $0.38
                                                                                           =======                  =======
 Dividends Declared Per Common Share ..........................................             $0.305                   $0.300
                                                                                           =======                  =======

     The accompanying notes are an integral part of these financial statements.

                       SOUTHERN CALIFORNIA WATER COMPANY
                              STATEMENTS OF INCOME
                               FOR THE SIX MONTHS
                          ENDED JUNE 30, 1996 AND 1995
                                 (Unaudited)

                                                                                                   SIX MONTHS ENDED
                                                                                                       JUNE 30,
                                                                                           ---------------------------------
                                                                                             1996                     1995
                                                                                           --------                 --------
                                                                                                 (in thousands, except
                                                                                                  per share amounts)
 OPERATING REVENUES
     Water ....................................................................            $64,504                  $51,795
     Electric .................................................................              5,786                    5,554
                                                                                           -------                  -------
                                                                                            70,290                   57,349
                                                                                           -------                  -------

 OPERATING EXPENSES
     Water purchased ..........................................................             17,117                   12,964
     Power purchased for pumping ..............................................              3,246                    3,055
     Power purchased for resale ...............................................              2,655                    2,550
     Groundwater production assessment ........................................              2,886                    2,866
     Supply cost balancing accounts ...........................................              1,626                      390
     Other operating expenses .................................................              6,315                    6,132
     Administrative and general expenses ......................................              9,777                    8,049
     Depreciation .............................................................              5,051                    4,295
     Maintenance ..............................................................              3,143                    3,215
     Taxes on income ..........................................................              4,542                    3,045
     Other taxes ..............................................................              2,736                    2,124
                                                                                           -------                  -------
                                                                                            59,094                   48,685
                                                                                           -------                  -------
    Operating income ..........................................................             11,196                    8,664
 OTHER INCOME .................................................................                248                       74
                                                                                           -------                  -------
   Income before interest charges .............................................             11,444                    8,738
 INTEREST CHARGES .............................................................              5,174                    4,593
                                                                                           -------                  -------
 NET INCOME ...................................................................              6,270                    4,145
 DIVIDENDS ON PREFERRED SHARES ................................................                (48)                     (48)
                                                                                           -------                  -------
 EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS ...................................             $6,222                   $4,097
                                                                                           =======                  =======
 WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING ................................              7,847                    7,845
                                                                                           =======                  =======
 Earnings Per Common Share ....................................................              $0.79                    $0.52
                                                                                           =======                  =======
 Dividends Declared Per Common Share ..........................................              $0.61                    $0.60
                                                                                           =======                  =======

The accompanying notes are an integral part of these financial statements.

                       SOUTHERN CALIFORNIA WATER COMPANY
                              STATEMENTS OF INCOME
                             FOR THE TWELVE MONTHS
                          ENDED JUNE 30, 1996 AND 1995
                                  (Unaudited)

                                                                                              TWELVE MONTHS ENDED
                                                                                                    JUNE 30,
                                                                                          ------------------------------
                                                                                            1996                  1995
                                                                                          --------              --------
                                                                                                (in thousands, except
                                                                                                  per share amounts)
 OPERATING REVENUES
     Water ..................................................................             $131,631              $114,590
     Electric ...............................................................               11,123                10,758
                                                                                          --------              --------
                                                                                           142,754               125,348
                                                                                          --------              --------
 OPERATING EXPENSES
     Water purchased ........................................................               36,783                29,927
     Power purchased for pumping ............................................                8,154                 7,869
     Power purchased for resale .............................................                5,320                 5,050
     Groundwater production for assessment ..................................                6,157                 5,990
     Supply cost balancing accounts .........................................                   90                   630
     Other operating expenses ...............................................               13,536                11,763
     Administrative and general expenses ....................................               18,115                14,955
     Depreciation ...........................................................                9,238                 8,315
     Maintenance ............................................................                5,684                 6,680
     Taxes on income ........................................................               10,281                 9,416
     Other taxes ............................................................                5,477                 4,317
                                                                                          --------              --------
                                                                                           118,835               104,912
                                                                                          --------              --------
     Operating income .......................................................               23,919                20,436
                                                                                          --------              --------
  OTHER INCOME ..............................................................                  510                   314
                                                                                          --------              --------
    Income before interest charges ..........................................               24,429                20,750
 INTEREST CHARGES ...........................................................               10,139                 8,761
                                                                                          --------              --------
 NET INCOME .................................................................               14,290                11,989
 DIVIDENDS ON PREFERRED SHARES ..............................................                  (95)                  (97)
                                                                                          --------              --------
 EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS .................................              $14,195               $11,892
                                                                                          ========              ========
 WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING ..............................                7,846                 7,845
                                                                                          ========              ========
 Earnings Per Common Share ..................................................                $1.81                 $1.52
                                                                                          ========              ========
 Dividends Declared Per Common Share ........................................               $1.215                $1.200
                                                                                          ========              ========

   The accompanying notes are an integral part of these financial statements.

                       SOUTHERN CALIFORNIA WATER COMPANY
                              CASH FLOW STATEMENTS
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (Unaudited)

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                                 -------------------
                                                                   1996       1995
                                                                 --------   --------
                                                                    (in thousands)
CASH FLOWS FROM -
  Operating Activities:
     Net income ............................................       $6,270     $4,145
    Adjustments for non-cash items:
    Depreciation and amortization ..........................        5,199      4,461
      Deferred income taxes and
        investment tax credits .............................          851        751
      Other - net ..........................................         (546)      (447)
    Changes in assets and liabilities:
      Accounts receivable ..................................       (1,638)     1,007
      Prepayments ..........................................        1,978      1,319
      Supply cost balancing accounts .......................        1,391        410
      Accounts payable .....................................        4,629     (2,130)
      Taxes payable ........................................         (546)     1,018
      Unbilled revenue .....................................       (3,438)      (528)
      Other ................................................           (6)       408
                                                                 --------   --------
             Net Cash Provided .............................       14,144     10,414
                                                                 --------   --------
  Financing Activities:
    Issuance of securities .................................          206          -
    Receipt of advances and contributions ..................        1,646      1,651
    Repayments of long-term debt and
      redemption of preferred shares .......................      (15,327)    (4,347)
    Refunds on advances ....................................       (2,162)      (942)
    Net change in notes payable to banks ...................       23,500     13,500
    Common and preferred dividends paid ....................       (4,861)    (4,719)
                                                                 --------   --------
         Net Cash Provided .................................        3,002      5,143
                                                                 --------   --------

  Investing Activities:
   Construction expenditures ...............................      (14,549)   (13,011)
                                                                 --------   --------
         Net Cash Used .....................................      (14,549)   (13,011)
                                                                 --------   --------

  Net Increase (Decrease) in Cash and Cash Equivalents .....        2,597      2,546

  Cash and Cash Equivalents, Beginning of period ...........          343      2,344
                                                                 --------   --------
  Cash and Cash Equivalents, End of period .................       $2,940     $4,890
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

              The Registrant intends to file an application with the California Public Utilities Commission ( the "CPUC") seeking approval of its recovery through rates of costs associated with that participation. No assurance can be given that the CPUC will deny or approve recovery through rates of all or any costs associated with such participation.

 4. The Registrant implemented increased water rates in six of its rate-making districts on January 1, 1996. In addition, the CPUC issued a final decision regarding the settlement stipulation in the registrant's general rate case application affecting its Bear Valley Electric customer service area in May, 1996. In March, 1996, the Registrant filed applications to increase rates in two of its water customer service areas to cover costs associated with 1996 and 1997 capital projects in those two areas. See the section entitled "Rates and Regulation" for more information.

  5. On January 1, 1996, the Registrant adopted SFAS No. 121 - "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." This Statement imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. Adoption of SFAS No. 121 did not have a material impact on the financial position or results of operations of the Registrant, based on the current regulatory structure in which the Registrant operates.


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

                   The Registrant is organized into three regions operating within 75 communities in 10 counties throughout the State of California and provides water service in 21 customer service areas. As of June 30, 1996, about 73% of the Registrant's water customers were located in the greater metropolitan areas of Los Angeles and Orange Counties. The Registrant also provides electric service to the City of Big Bear Lake and surrounding areas in San Bernardino County. The Registrant served 239,612 water customers and 20,353 electric customers at June 30, 1996, or a total of 259,965 customers, compared with 258,403 total customers at June 30, 1995.

RESULTS OF OPERATION

                   Earnings per common share for the three months ended June 30, 1996 increased by 36.8% to $0.52 per share as compared to $0.38 per share for the comparable period last year. For the six months ended June 30, 1996, earnings per share were $0.79 as compared to $0.52 for the six months ended June 30, 1995. Earnings for the twelve months ended June 30, 1996 increased by 19.1% to $1.81 per share as compared to $1.52 per share for the twelve months ended June 30, 1995.

                   As compared to the same periods last year, water sales volumes for the three, six and twelve months ended June 30, 1996 increased by 12.6%, 9.7% and 7.8%, respectively. Water operating revenues increased by 24.2%, 24.5% and 14.9%, in each of the three periods ended June 30, 1996 respectively, over the same periods of last year as a result of the impact of both increased sales and general, step and attrition rate increases.

                   Kilowatt-hour sales of electricity increased by 3.2%, 4.0% and 3.7% for the three, six and twelve months ended June 30, 1996, respectively, as compared to the same periods last year. As a result of the increased sales and a slight shift in the composition of those sales in favor of residential and commercial customers, which have higher unit rate, electric operating revenues for the three, six and twelve month periods ending June 30, 1996 increased by 7.6%, 4.2% and 3.4%, respectively, over the comparable periods ending June 30, 1995.

                   Purchased water costs are 37.4%, 32.0% and 22.9% greater, respectively, for the three, six and twelve months ended June 30, 1996 as compared to the same periods last year reflecting increased amounts of purchased water in the Registrant's resource mix, as well as increased purchased water rates the latest of which was effective July 1, 1995.

                   The costs of power purchased for pumping increased by 4.7%, 6.3% and 3.6%, respectively, for the three, six and twelve months ended June 30, 1996 as compared to the same periods ended June 30, 1995 due to increased pumped water volumes in the Registrant's resource mix.

                   Chiefly as a result of increased electric kilowatt-hour sales volumes, as compared to the three, six and twelve months ended June 30, 1995, the costs of power purchased for resale increased by 5.4%, 4.1% and 5.3% for the three, six and twelve months ended June 30, 1996, respectively.

                   Groundwater production assessments are 5.3% lower for the three months ended June 30, 1996 as compared to June 30, 1995 due principally to a refund received in June, 1996 from the Water Replenishment District of Southern California ("WRDSC"). There were no such refunds received in the comparable period last year. For the six and twelve months ended June 30, 1996, groundwater production assessment increased by 0.7% and 2.8%, respectively, as compared to prior year periods due primarily to the effects of additional supply from pumped sources which effects were partially offset by the refund from WRDSC.

                   A positive entry for the provision for supply cost balancing accounts reflects recovery of previously under-collected supply costs. Conversely, a negative entry for the provision for supply cost balancing accounts reflects an undercollection of previously incurred supply costs. The positive entries for the three, six and twelve months ended June 30, 1996 result from approval by the CPUC of rate increases sufficient to recover previously under-collected purchased water supply costs, supply costs for power purchased for pumping and groundwater production assessments.

                   Other operating expenses increased by 3.0% and 15.1%, respectively, for the six and twelve months ended June 30, 1996 as compared to the same periods ended June 30, 1995 due chiefly to an increase in the percentage of labor being charged to this category. In addition, there has been, relative to the periods last year, an increase in the number of persons charging all or a portion of their time to various customer service functions.

                           Administrative and general expenses increased by
26.8%, 21.5% and 21.1% for the three, six and twelve months ended June 30, 1996, respectively, as compared to the same periods ended June 30, 1995. These periods are each affected by an increase in the amount of labor being charged to this category since, as part of the settlement stipulation for the rates that were effective January 1, 1996, the Registrant began expensing, and subsequently recovering, a greater amount of labor for persons engaged in general and administrative functions. As well, this category has increased due to increased personnel-related expenditures such as health insurance, postretirement medical benefits and pension and 401-k plan costs.

                   Depreciation expense, increased by 16.4%, 17.6% and 11.1%, respectively, for the three, six and twelve months ended June 30, 1996 reflecting, among other things, the effects of recording approximately $30 million in net plant additions during 1995, depreciation on which began in January, 1996. Each period is also affected by the higher depreciation rates, effective January 1, 1996, authorized by the CPUC.

                   Taxes on income increased by approximately 29.6%, 49.2% and 9.2%, respectively, for the three, six and twelve months ended June 30, 1996 as compared to the three, six and twelve months ended June 30, 1995 primarily as a result of higher pre-tax income.

                   For the three, six and twelve month periods ending June 30, 1996, other taxes increased by 21.2%, 28.8% and 26.9%, respectively, as compared to the same time periods ending June 30, 1995 primarily due increased payroll taxes resulting from the increase in labor being charged to expense as well as increased property taxes resulting from higher valuation assessments for 1996.

                   Maintenance expense increased by 14.8% for the three months ended June 30, 1996 as compared to last year. However, maintenance expense decreased by 2.2% and 14.9% for the six and twelve months ended June 30, 1996 as compared to the six and twelve months ended June 30, 1995. The decreases result from changes in maintenance scheduling from the first quarter of 1996 to the remainder of the year.

                   Interest expense for the three, six and twelve months ended June 30, 1996 increased by 11.9%, 12.6% and 15.7%, respectively, over the comparable 1995 time periods. These increases are primarily the result of the Registrant's issue in September, 1995 of $30 million in long-term debt as well as increased short-term bank borrowing during 1996.

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

                   The aggregate short-term borrowing capacity currently available to the Registrant under its three bank lines of credit is $37,063,000. At June 30, 1996, the Registrant had a total of $32,000,000 in borrowing outstanding under its bank lines of credit, leaving an unused short-term borrowing capacity of $5,063,000. The Registrant routinely employs short-term bank borrowing as an interim financing source prior to executing either a long-term debt or equity issue.

                   The Registrant received net proceeds of approximately $206,000 from the sale of 9,770 Common Shares under its Dividend Reinvestment and Common Share Purchase Plan in the three-month period ended June 30, 1996. The Registrant anticipates issuing additional Common Shares as well as additional long-term debt, with the net proceeds initially being used to repay short-term bank borrowings and, after that, to fund construction expenditures.

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

WATER SUPPLY

                   For the three months ended June 30, 1996, the Registrant produced a total of 52,944 acre-feet of water as compared to 45,900 acre-feet for the three months ended June 30, 1995. Of the total 52,944 acre-feet of water produced during the second quarter of 1996, approximately 56.6% came from pumped sources and 42.6% was purchased from others, principally the Metropolitan Water District of Southern California ("MWD"). The remaining amount was supplied by the Bureau of Reclamation (the "Bureau") under a no-cost contract.

                   For the six months ended June 30, 1996, the Registrant produced 87,595 acre-feet of water as compared to 77,246 acre-feet for the same period last year. Of this total amount produced, 58.3% came from pumped sources, 41.2% was produced from purchased sources and the remaining amount was supplied by the Bureau.

                   During the twelve months ended June 30, 1996, the Registrant produced 192,993 acre-feet of water. The Registrant produced 179,509 acre-feet produced during the twelve months ended June 30, 1995. During the twelve month period ended June 30, 1996, 57.4% of total supply came from pumped sources, 41.2% was purchased and the remaining was supplied by the Bureau.

                           The MWD is a water district organized under the laws
of the State of California for the purpose of delivering imported water to areas within its jurisdiction. The Registrant has 52 connections to the water distribution facilities of MWD and other municipal water agencies. MWD imports water from two principal sources: the Colorado River and the State Water Project ("SWP"). Available water supplies from the Colorado River and the SWP have historically been sufficient to meet most of MWD's requirements and MWD's supplies from these sources are anticipated to continue to remain adequate through 1996. MWD's import of water from the Colorado River is expected to decrease in future years due to the requirements of the Central Arizona Project in the State of Arizona. In response, MWD has taken a number of steps to secure additional storage capacity and increase available water supplies, including effecting transfers of water rights from other sources.

WATER QUALITY

                    The United States Environmental Protection Agency (the "EPA"), under provisions of the 1972 Safe Drinking Water Act as amended in 1986 (the "SDWA") is required to establish maximum contaminant levels ("MCLs") for 83 potential drinking water contaminants listed in the 1986 amendments to the SDWA, and for an additional 25 contaminants every three years thereafter. The California Department of Health Services, acting on behalf of the EPA, administers the EPA's program. Re-authorization of the SDWA was signed into law on August 6, 1996.

                   The Registrant is a voluntary member of the "Partnership for Safe Water", a national program, to further protection of the public from diseases caused by cryptosporidium and other organisms. As a volunteer in the program, the Registrant has committed to exceed current regulations governing surface water treatment to ensure that its treatment facilities are performing as efficiently as possible.

                   The Registrant currently tests its wells and water systems for more than 90 contaminants, covering all contaminants listed in the SDWA. Water from wells found to contain levels of contaminants above the established MCL's is either treated or blended before it is delivered to customers.

               The Registrant will be subject to new rules regarding MCLs for radon and arsenic. The SDWA mandates continued research for both arsenic and radon. The National Academy of Sciences is responsible for conducting the research necessary to establish an appropriate MCL for radon. The Registrant is unable to predict at what level or when an MCL for radon will be established. The Registrant itself is currently conducting studies to determine the best treatment for affected wells, which treatment could range from simple aeration to filtration through granular activated carbon. The Registrant, however, is currently unable to predict what ultimate effects, if any, this rule would have on its financial position or results of operation.

               The EPA is continuing its review of data before implementing the arsenic rule. Research necessary to establish an MCL for arsenic is being jointly conducted by EPA and the American Water Works Association Research Institute. The Registrant is unable to predict at what level or when an MCL for arsenic will be established. Depending on the MCL eventually established, compliance could cause the Registrant to implement costly well-head remedies such as ion exchange or, alternatively, to purchase additional and more expensive water supplies already in compliance, for blending with well sources.

               The Registrant will be subject to the new EPA rule concerning Disinfection/Disinfection By-Products, Stage I of which has been published with an effective date of June, 1998. This rule reduces tri-halomethane contaminants from 100 micrograms per liter to 80 micrograms per liter and will affect only two of the Registrant's systems. As part of its January, 1995 filing in U.S. District Court, the EPA requested an extension of time to complete this rule.

               The Enhanced Surface Water Treatment Rule has been proposed and includes several options for promulgation. These options will be determined based on data collected during compliance with the Information Collection Rule. Once requirements of the Information Collection Rule have been completed, the Registrant believes that the EPA will select one option for promulgation. The final proposal is anticipated by 1998. This rule would affect each of the Registrant's five surface water treatment plants.

               The Information Collection Rule has been promulgated and may affect two of the Registrant's water systems with minor monitoring and paperwork costs. The Registrant has received waiver from the EPA for the required monitoring in one system and expects, but can offer no assurances that, the EPA will grant the waivers for the other system. A set of primary standards, referred to as "Phase VI," has been postponed indefinitely.

               The EPA is drafting the Groundwater Disinfection Rule for proposal by mid-1998. While the Registrant anticipates that this rule will affect several of its systems using groundwater supplies, the Registrant is unable to predict the ultimate impact this rule may have on its financial condition or results of operation.

                  Since the SDWA became effective, the Registrant has experienced increased operating costs for testing to determine the levels, if any, of the contaminants in the Registrant's sources of supply and additional expense to lower the level of any contaminants found to meet the MCL standards. Such costs and the costs of controlling any other pollutants may cause the Registrant to experience additional capital costs as well as increased operating costs.

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

                  Three of the 27 wells in the Registrant's Arden-Codova system have, for several years, been subject to contamination by tricholoroethylene. The Aerojet Corporation has, by court decree, been responsible for all costs related to the provision of well-head treatment. A ten-year agreement, reached with the Aerojet Corporation in 1986, has expired, leaving open the question of who will remain financially responsible for continuing well-head treatment.
The Registrant is currently negotiating with the Aerojet Corporation for a renewal of the agreement but is unable to predict the outcome of such negotiations or the impact, if any, of such negotiations on the results of operations or financial condition.

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

                  Rates to customers of the Registrant vary among its 21 water customer service areas due to differences in operating conditions and costs. The customer service areas are currently grouped into 16 water districts for rate-making purposes. The Registrant's one electric customer service area is also a separate ratemaking district. The Registrant continuously monitors its operations in all of its districts so that applications for rate changes may be filed, when warranted, on a district-by-district basis in accordance with CPUC procedure. Under the CPUC's practices, rates may be increased by three methods: general rate increases, offsets for certain expense increases and advice letter filings related to certain plant additions. General rate increases typically are for three-year periods and include "step" increases in rates for the second and third years.

                  The Registrant filed an application for general rate relief, including step and attrition year changes, in six of its water rate-making districts in March, 1995. In December, 1995, the CPUC issued its final decision on those applications which, among other things, authorized a rate of return on common equity of 10.40%, increased depreciation rates and authorized recovery of postretirement medical benefit costs and resulted in an approximate increase in annual water operating revenues of $15 million. Rates approved by the CPUC were effective on January 1, 1996.

                  The Registrant filed an application with the CPUC for a general rate increase in its Bear Valley Electric customer service area in September, 1995. In February, the Registrant reached a stipulated settlement among all parties which included the 10.40% return on common equity, stipulated in the Registrant's water rate cases discussed previously. The CPUC issued its final decision in this matter, which approved the settlement stipulation, on May 14, 1996. Rates approved by the CPUC went into effect on May 19, 1996.

                  In March, 1996, the Registrant filed applications to increase water rates in two of its customer service areas to recover costs associated with 1996 and 1997 capital projects in those areas. The Registrant and the CPUC staff have worked out terms of a settlement stipulation, which will be subject to approval by the Administrative Law Judge. A final decision by the CPUC is anticipated by December, 1996 with rates effective in January, 1997.

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

ITEM 2.   CHANGES IN SECURITIES

                  As of June 30, 1996, earned surplus amounted to $48,651,000. Of this amount, $27,801,000 was restricted as to payment of cash dividends on the Registrant's Common Shares.

                  On June 1, 1996, 9,770 Common Shares were issued under the provisions of the Registrant's Dividend Reinvestment and Common Share Purchase Plan ("DRP"). As of June 30, 1996, authorized but unissued common shares includes 99,684 and 92,259 common shares reserved for issuance under the Registrant's DRP and Investment Incentive Program ("401-k"), respectively. Common Shares reserved for the 401-k Plan are in relation to the matching contributions made by the Registrant and for investment purposes by participants.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  No matter was submitted during the second quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

ITEM 5.   OTHER INFORMATION

                  On July 29, 1996, the Board of Directors of the Registrant declared a regular quarterly dividend of $0.305 per Common Share. In other actions, the Board of Directors declared regular quarterly dividends of $0.25 per share, $0.265625 per share and $0.3125 per share on its 4%, 4-1/4% and 5% Cumulative Preferred Shares, respectively. The dividends on common and preferred shares will be paid September 1, 1996 to shareholders of record as of the close of business on August 12, 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  None.

                                   SIGNATURES



                  Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer and chief financial officer.



                       SOUTHERN CALIFORNIA WATER COMPANY



                          By : /s/ JAMES B. GALLAGHER
                             ------------------------------
                                 James B. Gallagher
                              Vice President - Finance,
                             Chief Financial Officer and
                                     Secretary


             Date:  August 13, 1996