Form 10-Q
period 1996-09-30
SOUTHERN CALIFORNIA WATER CO
filed 1996-11-14
CIK 92116

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


    For Quarter Ended SEPTEMBER 30, 1996       Commission file number 0-1121
                      ------------------                              ------

                       SOUTHERN CALIFORNIA WATER COMPANY
             ------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)


              CALIFORNIA                           95-1243678
    -------------------------------            -------------------
    (State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)             Identification No.)


 630 EAST FOOTHILL BOULEVARD, SAN DIMAS, CALIFORNIA            91773
 --------------------------------------------------          ----------
     (Address of principal executive offices)                (Zip Code)


      Registrant's telephone number, including area code   (909) 394-3600
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


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

            As of October 31, 1996, the number of shares outstanding
              of the Registrant's Common Shares, Par Value $2.50,
                                 was 7,878,092.

                       SOUTHERN CALIFORNIA WATER COMPANY

                                   FORM 10-Q

                                     INDEX

                                                                                             Page No.
                                                                                             --------
PART I          FINANCIAL INFORMATION

Item 1:         Financial Statements                                                                1

                Balance Sheets as of September 30, 1996 and December 31, 1995                   2 - 3

                Statements of Income for the Three Months Ended
                  September 30, 1996 and September 30, 1995                                         4

                Statements of Income for the Nine Months Ended
                  September 30, 1996 and September 30, 1995                                         5

                Statements of Income for the Twelve Months Ended
                  September 30, 1996 and September 30, 1995                                         6

                Statements of Cash Flows for the Nine Months Ended
                  September 30, 1996 and September 30, 1995                                         7

               Notes to Financial Statements                                                        8

Item 2:        Management's Discussion and Analysis of Financial Condition
                  and Results of Operation                                                     9 - 16


PART II        OTHER INFORMATION

Item 1:        Legal Proceedings                                                                   16

Item 2:        Changes in Securities                                                               16

Item 3:        Defaults Upon Senior Securities                                                     16

Item 4:        Submission of Matters to a Vote of Security Holders                                 16

Item 5:        Other Information                                                                   16

Item 6:        Exhibits and Reports on Form 8-K                                                    17

               Signatures                                                                          18

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

                       SOUTHERN CALIFORNIA WATER COMPANY

                                 BALANCE SHEETS

                                   ASSETS

                                                                       SEPTEMBER 30,           DECEMBER 31,
                                                                           1996                   1995
                                                                       -------------           ------------
                                                                        (Unaudited)
UTILITY PLANT, at cost                                                            (in thousands)

  Water.........................................................         $ 390,655              $ 383,368
  Electric......................................................            30,790                 30,269
                                                                         ---------              ---------

                                                                           421,445                413,637
  Less - Accumulated depreciation...............................          (111,838)              (103,018)
                                                                         ---------              ---------

                                                                           309,607                310,619
  Construction work in progress.................................            39,821                 24,349
                                                                         ---------              ---------

                                                                           349,428                334,968
                                                                         ---------              ---------

OTHER PROPERTY AND INVESTMENTS..................................               763                    755
                                                                         ---------              ---------

CURRENT ASSETS
  Cash and cash equivalents.....................................             7,307                    343
  Accounts receivable -
    Customers, less reserves of $444
      in 1996 and $648 in 1995..................................            12,334                  8,238
  Other.........................................................             1,247                  2,563
  Unbilled revenue..............................................            13,923                 11,035
  Materials and supplies, at average cost.......................             2,115                  1,733
  Supply cost balancing accounts................................             5,707                  8,073
  Prepayments and other.........................................             7,386                  7,779
  Accumulated deferred income taxes - net.......................             4,439                  3,206
                                                                         ---------              ---------

                                                                            54,458                 42,970
                                                                         ---------              ---------

Regulatory tax-related assets...................................            22,663                 22,986
Other deferred charges..........................................             4,608                  4,576
                                                                         ---------              ---------

                                                                            27,271                 27,562
                                                                         ---------              ---------

                                                                         $ 431,920              $ 406,255
                                                                         =========              =========



   The accompanying notes are an integral part of these financial statements.

                       SOUTHERN CALIFORNIA WATER COMPANY

                                 BALANCE SHEETS

                         CAPITALIZATION AND LIABILITIES

                                                                SEPTEMBER 30,        DECEMBER 31,
                                                                    1996                 1995
                                                                -------------        ------------
                                                                 (Unaudited)
                                                                         (in thousands)
CAPITALIZATION
  Common shareholders' equity.............................        $126,730             $121,576
  Preferred Shares........................................           1,600                1,600
  Preferred shares subject to mandatory
    redemption requirements...............................             520                  520
  Long-term debt..........................................         107,278              107,455
                                                                  --------             --------

                                                                   236,128              231,151
                                                                  --------             --------

CURRENT LIABILITIES

  Notes payable to banks..................................          34,000                8,500
  Long-term debt and preferred shares
    due within one year...................................             424               15,624
  Accounts payable........................................          12,134                6,839
  Taxes payable...........................................           9,621                5,562
  Accrued interest........................................           2,204                1,955
  Other accrued liabilities...............................           8,560                8,061
                                                                  --------             --------

                                                                    66,943               46,541
                                                                  --------             --------

OTHER CREDITS
  Advances for construction...............................          55,186               55,385
  Contributions in aid of construction....................          28,127               27,745
  Accumulated deferred income taxes - net.................          39,423               39,050
  Unamortized investment tax credits......................           3,360                3,499
  Regulatory tax-related liability........................           2,267                2,300
  Other...................................................             486                  584
                                                                  --------             --------

                                                                   128,849              128,563
                                                                  --------             --------
                                                                  $431,920             $406,255
                                                                  ========             ========


    The accompanying notes are an integral part of these financial statements.

                       SOUTHERN CALIFORNIA WATER COMPANY
                              STATEMENTS OF INCOME
                              FOR THE THREE MONTHS
                       ENDED SEPTEMBER 30, 1996 AND 1995
                                  (Unaudited)

                                                                     THREE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                 -----------------------------
                                                                   1996                 1995
                                                                 --------              -------
                                                           (in thousands, except per share amounts)
OPERATING REVENUES
  Water....................................................       $42,362              $37,062
  Electric.................................................         2,856                2,471
                                                                 --------              -------

                                                                   45,218               39,533
                                                                 --------              -------

OPERATING EXPENSES
    Water purchased........................................        12,169               11,095
    Power purchased for pumping............................         2,286                2,594
    Power purchased for resale.............................         1,296                1,131
    Groundwater production assessment......................         1,646                1,793
    Supply cost balancing accounts.........................           989                 (438)
    Other operating expenses...............................         3,759                3,087
    Administrative and general expenses....................         4,819                4,570
    Depreciation...........................................         2,526                2,074
    Maintenance............................................         1,822                1,222
    Taxes on income........................................         4,229                3,582
    Other taxes............................................         1,714                1,270
                                                                 --------              -------

                                                                   37,255               31,980
                                                                 --------              -------

    Operating income.......................................         7,963                7,553
OTHER INCOME...............................................            68                  114
                                                                 --------              -------

    Income before interest charges.........................         8,031                7,667
INTEREST CHARGES...........................................         2,621                2,377
                                                                 --------              -------

NET INCOME.................................................         5,410                5,290
DIVIDENDS ON PREFERRED SHARES..............................           (24)                 (24)
                                                                 --------              -------

EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS.................       $ 5,386              $ 5,266
                                                                 ========              =======

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING..............         7,864                7,845
                                                                 ========              =======

Earnings Per Common Share..................................         $0.68                $0.67
                                                                 ========              =======

Dividends Declared Per Common Share........................        $0.305                $0.30
                                                                 ========              =======


   The accompanying notes are an integral part of these financial statements.

                              STATEMENTS OF INCOME
                              FOR THE NINE MONTHS
                       ENDED SEPTEMBER 30, 1996 AND 1995
                                  (Unaudited)

                                                                      NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                 -----------------------------
                                                                   1996                 1995
                                                                 --------              -------
                                                           (in thousands, except per share amounts)
OPERATING REVENUES
  Water....................................................      $106,866              $88,857
  Electric.................................................         8,642                8,025
                                                                 --------              -------

                                                                  115,508               96,882
                                                                 --------              -------

OPERATING EXPENSES
    Water purchased........................................        29,287               24,058
    Power purchased for pumping............................         5,531                5,649
    Power purchased for resale.............................         3,951                3,682
    Groundwater production assessment......................         4,532                4,659
    Supply cost balancing accounts.........................         2,616                  (48)
    Other operating expenses...............................        10,075                9,219
    Administrative and general expenses....................        14,595               12,620
    Depreciation...........................................         7,577                6,369
    Maintenance............................................         4,966                4,436
    Taxes on income........................................         8,771                6,627
    Other taxes............................................         4,450                3,394
                                                                 --------              -------

                                                                   96,351               80,665
                                                                 --------              -------

    Operating income.......................................        19,157               16,217
OTHER INCOME...............................................           316                  188
                                                                 --------              -------

    Income before interest charges.........................        19,473               16,405
INTEREST CHARGES...........................................         7,795                6,970
                                                                 --------              -------

NET INCOME.................................................        11,678                9,435
DIVIDENDS ON PREFERRED SHARES..............................           (71)                 (72)
                                                                 --------              -------

EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS.................      $ 11,607              $ 9,363
                                                                 ========              =======

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING..............         7,853                7,845
                                                                 ========              =======

Earnings Per Common Share..................................         $1.48                $1.19
                                                                 ========              =======

Dividends Declared Per Common Share........................        $0.915                $0.90
                                                                 ========              =======


   The accompanying notes are an integral part of these financial statements.

                       SOUTHERN CALIFORNIA WATER COMPANY
                              STATEMENTS OF INCOME
                             FOR THE TWELVE MONTHS
                       ENDED SEPTEMBER 30, 1996 AND 1995
                                  (Unaudited)

                                                                      TWELVE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                  ----------------------------
                                                                    1996                1995
                                                                  --------            --------
                                                            (in thousands, except per share amounts)
OPERATING REVENUES
    Water..................................................       $136,930            $115,301
    Electric...............................................         11,509              10,894
                                                                  --------            --------

                                                                   148,439             126,195
                                                                  --------            --------
OPERATING EXPENSES
    Water purchased........................................         37,857              30,840
    Power purchased for pumping............................          7,845               7,837
    Power purchased for resale.............................          5,485               5,209
    Groundwater production assessment......................          6,010               6,251
    Supply cost balancing accounts.........................          1,517                (516)
    Other operating expenses...............................         14,207              11,830
    Administrative and general expenses....................         18,365              15,315
    Depreciation...........................................          9,690               8,379
    Maintenance............................................          6,284               6,039
    Taxes on income........................................         10,928               9,432
    Other taxes............................................          5,922               4,468
                                                                  --------            --------

                                                                   124,110             105,084
                                                                  --------            --------
    Operating income.......................................         24,329              21,111
OTHER INCOME...............................................            463                  67
                                                                  --------            --------

    Income before interest charges.........................         24,792              21,178
INTEREST CHARGES...........................................         10,383               9,107
                                                                  --------            --------

NET INCOME.................................................         14,409              12,071

DIVIDENDS ON PREFERRED SHARES..............................            (95)                (97)
                                                                  --------            --------

EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS.................       $ 14,314            $ 11,974
                                                                  ========            ========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING..............          7,851               7,845
                                                                  ========            ========

Earnings Per Common Share..................................          $1.82               $1.53
                                                                  ========            ========

Dividends Declared Per Common Share........................          $1.22              $1.205
                                                                  ========            ========

   The accompanying notes are an integral part of these financial statements.

                       SOUTHERN CALIFORNIA WATER COMPANY
                              CASH FLOW STATEMENTS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)

                                                                          NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                     ----------------------------
                                                                       1996                1995
                                                                     --------            --------
                                                                           (in thousands)
CASH FLOWS FROM -
  Operating Activities:
    Net income.................................................       $11,678              $9,435

    Adjustments for non-cash items:
     Depreciation and amortization.............................         7,796               6,792
     Deferred income taxes and
      investment tax credits...................................          (710)              2,025
     Other - net...............................................           231              (1,421)

    Changes in assets and liabilities:
     Customer receivables......................................        (2,779)               (719)
     Prepayments...............................................           393                (707)
     Supply cost balancing accounts............................         2,366                (159)
     Accounts payable..........................................         5,295                 483
     Taxes payable.............................................         4,059                 849
     Unbilled revenue..........................................        (2,888)             (2,441)
     Accrued interest..........................................           249                (270)
     Other.....................................................          (922)                427
                                                                     --------            --------
       Net Cash Provided.......................................        24,768              14,294
                                                                     --------            --------

Investing Activities:
   Construction expenditures...................................       (21,111)            (18,236)
                                                                     --------            --------
       Net Cash Used...........................................       (21,111)            (18,236)
                                                                     --------            --------

  Financing Activities:
   Issuance of securities......................................           732              30,000
   Receipt of advances and contributions.......................         2,334               2,649
   Repayments of long-term debt and
    redemption of preferred shares.............................       (15,377)             (4,425)
   Refunds on advances.........................................        (2,603)             (2,503)
   Net change in notes payable to banks........................        25,500             (15,000)
   Common and preferred dividends paid.........................        (7,279)             (7,273)
                                                                     --------            --------
       Net Cash Provided.......................................         3,307               3,448
                                                                     --------            --------
  Net Increase (Decrease) in Cash and Cash Equivalents.........         6,964                (494)
  Cash and Cash Equivalents, Beginning of period...............           343               2,344
                                                                     --------            --------
  Cash and Cash Equivalents, End of period.....................       $ 7,307              $1,850
                                                                     ========            ========

   The accompanying notes are an integral part of these financial statements.

                       SOUTHERN CALIFORNIA WATER COMPANY
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. For a summary of significant accounting policies and other information relating to these interim financial statements, reference is made to pages 24 through 28 of the 1995 Annual Report to Shareholders under the caption "Notes to Financial Statements."

2. Earnings per common share are based on the weighted average number of Common Shares outstanding during each period and net income after deducting preferred dividend requirements.

3. In June, 1994, the Registrant signed a Water Supply Agreement to become a participant in the Coastal Aqueduct Extension of the State Water Project (the "Project") at a level of 500 acre-feet. The Registrant's current investment for this level of participation is
         $1,602,000 and is included in utility plant.   On November 4, 1996,
         the Registrant filed an application with the California Public Utilities Commission ( the "CPUC") seeking approval of its recovery through rates of costs associated with that participation. No assurance can be given that the CPUC will deny or approve recovery through rates of all or any costs associated with such participation.

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

6. Effective January 1, 1996, the Registrant is subject to the reporting requirements contained in SFAS No. 123, "Accounting for Stock- Based Compensation." The Registrant has a Key Executive Long-Term Incentive Plan, the provision of which became effective in January, 1995. Any payout under the plan, which is made in Common Shares of the Registrant, will not occur until 1998. Adoption of SFAS No. 123 did not have a material impact on the financial position or results of operations of the Registrant.

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

         The Registrant is organized into three regions operating within 75 communities in 10 counties throughout the State of California and provides water service in 21 customer service areas. As of September 30, 1996, about 73% of the Registrant's water customers were located in the greater metropolitan areas of Los Angeles and Orange Counties. The Registrant also provided electric service to the City of Big Bear Lake and surrounding areas in San Bernardino County. The Registrant served 239,979 water customers and 20,456 electric customers at September 30, 1996, or a total of 260,435 customers compared with 258,407 total customers served at September 30, 1995.

RESULTS OF OPERATION

         Earnings per common share for the three months ended September 30, 1996 increased by 1.5% to $0.68 per share as compared to $0.67 per share for the comparable period last year. For the nine months ended September 30, 1996, earnings per share were $1.48 as compared to $1.19 for the nine months ended September 30, 1995, an increase of 24.4%. Earnings for the twelve months ended September 30, 1996 increased by 19.0% to $1.82 per share as compared to $1.53 per share for the twelve months ended September 30, 1995.

         Water sales volumes for the three, nine and twelve months ended September 30, 1996 increased by 11.2%, 10.8% and 13.7%, respectively, as compared to the same periods ended September 30, 1995. Water operating revenues increased by 14.3%, 20.3% and 18.8%, in each of the three periods ended September 30, 1996 respectively, over the same periods of the prior year as a result of the impact of general, step and attrition rate increases and the increased water sales.

         Electric operating revenues for the three, nine and twelve month periods ending September 30, 1996 increased by 15.6%, 7.7% and 5.6%, respectively, over the comparable periods ending September 30, 1995 as a result of increased kilowatt-hour sales volumes and increased rates which were effective in May, 1996. Kilowatt-hour sales of electricity increased by 7.8%, 5.6% and 2.9% for the three, nine and twelve months ended September 30, 1996, respectively, as compared to the same periods last year.

         Purchased water costs increased by 9.7%, 21.7% and 22.8% over 1995, respectively, for the three, nine and twelve months ended September 30, 1996 reflecting increases in purchased water rates, the latest series of which was effective July 1, 1995 as well as increased purchased water volumes. Reduced water purchases generally have caused wholesale water rates in the State of California to increase significantly to cover fixed costs of the wholesale water suppliers.

         Costs of power purchased for pumping decreased by 11.9% and 2.1%, respectively, for the three and nine months ended September 30, 1996 as compared to the same periods ended September 30, 1995 due to the effects of fuel adjustments refunds on power bills received by the Registrant from its electric energy supplier.

         As compared to the three, nine and twelve months ended September 30, 1995, the costs of power purchased for resale increased by 14.6%, 7.3% and 5.3% for the three, nine and twelve months ended September 30, 1996, respectively, due chiefly to increased kilowatt-hour sales.

         Groundwater production assessments are 8.2%, 2.7% and 3.9% lower for the three, nine and twelve months ended September 30, 1996 as compared to the same periods ended September 30, 1995 due to an adjustment in the accrual rates.

         A positive entry for the provision for supply cost balancing accounts reflects recovery of previously under-collected supply costs. Conversely, a negative entry for the provision for supply cost balancing accounts reflects an undercollection of previously incurred supply costs. The positive entries for three, six and twelve months ended September 30, 1996 result from approval by the CPUC of rate increases sufficient to recover previously under-collected purchased water supply costs, supply costs for power purchased for pumping and for resale and groundwater production assessments.

         Other operating expenses increased by 21.8%, 9.3% and 20.1%, respectively, for the three, nine and twelve months ended September 30, 1996 as compared to the same periods ended September 30, 1995 due chiefly to an increase in the percentage of labor being charged to this category. In addition, there has been, relative to last year, an increase in the number of persons charging all or a portion of their time to various customer service functions.

         Administrative and general expenses increased by 5.4%, 15.6% and 19.9% for the three, nine and twelve months ended September 30, 1996, respectively, as compared to the same periods ended September 30, 1995. These periods are each affected by an increase in the amount of labor being charged to this category since, as a part of the settlement stipulation for the rates that were effective January 1, 1996, the Registrant began expensing, and currently recovering, a greater amount of labor for persons engaged in general and administrative functions. As well, this category has increased due to higher personnel-related expenses such as health insurance, post-retirement medical benefits, pension and 401-k plan costs and long-term compensation expenses.

         Depreciation expense, increased by 21.8%, 19.0% and 15.6%, respectively, for the three, nine and twelve months ended September 30, 1996 principally reflecting the effects of recording approximately $30 million in net plant additions during 1995, depreciation on which began in 1996. Each period is also affected by higher depreciation rates authorized by the CPUC which were effective January 1, 1996.

         Taxes on income increased by approximately 18.1%, 32.4% and 15.9%, respectively, for the three, nine and twelve months ended September 30, 1996 as compared to the same periods ended September 30, 1995 as a result of higher pre-tax income.

         For the three, nine and twelve months ended September 30, 1996, other taxes increased by 35.0%, 31.1% and 32.5%, respectively, as compared to the same periods ending September 30, 1995. These increases are due to higher payroll taxes resulting from the increase in labor being charged to expense as well as increased property taxes resulting from higher valuation assessments for 1996.

         Maintenance expense increased by 49.1%, 11.9% and 4.1% for the three, nine and twelve months ended September 30, 1996 as compared to the three, nine and twelve months ended September 30, 1995. Each of the three periods is affected by the increase in maintenance expense during the third quarter of 1996 as a result of the Registrant's shift in its maintenance scheduling from early in 1996 to the latter part of the year.

         Interest expense for the nine and twelve months ended September 30, 1996 increased by 10.3%, 11.8% and 14.0% over the same period last year primarily as a result of the sale in September, 1995 of $30 million in long-term debt as well as increased short-term bank borrowing during 1996.

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

         The aggregate short-term borrowing capacity currently available to the Registrant under its three bank lines of credit is $37,063,000. At September 30, 1996, the Registrant had a total of $34,000,000 in borrowing outstanding under its bank lines of credit, leaving an unused short-term borrowing capacity of $3,063,000. The Registrant routinely employs short-term bank borrowing as an interim financing source prior to executing either a long-term debt or equity issue.

         During the three-month period ended September 30, 1996, the Registrant received net proceeds of approximately $233,300 from the sale of 10,458 Common Shares under its Dividend Reinvestment and Common Share Purchase Plan and an additional $292,800 from the sale of 13,308 Common Shares to its Investment Incentive Program (401-k plan)..

         The Registrant anticipates issuing additional Common Shares in December, 1996 with the net proceeds initially being used to repay short-term bank borrowings and, after that, to fund construction expenditures.

         The Registrant received allocation of $8 million from the California Debt Limit Allocation Committee in August, 1996 which amount will be issued as tax-exempt debt, issued through the California Pollution Control Financing Authority, to fund a portion of its qualifying water main replacement program capital expenditures. The debt is anticipated to be sold in December, 1996.

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

         Effective January 1, 1996, the Registrant is subject to the reporting requirements contained in SFAS No. 123, "Accounting for Stock- Based Compensation." The Registrant has a Key Executive Long-Term Incentive Plan, the provisions of which became effective in January, 1995. Any payout under the plan, which is made in Common Shares of the Registrant, will not occur until 1998. Adoption of SFAS No. 123 will not have a material impact on the
financial position or results of operation of the Registrant.   See Note 6 of
the Notes to Financial Statements.

WATER SUPPLY

         The Metropolitan Water District of Southern California ("MWD") is organized under the laws of the State of California for the purpose of delivering imported water to areas within its jurisdiction. The Registrant has 52 connections to the water distribution facilities of MWD and other municipal water agencies. MWD imports water from two principal sources: the Colorado River and the State Water Project ("SWP"). Available water supplies from the Colorado River and the SWP have historically been sufficient to meet most of MWD's requirements and MWD's supplies from these sources are anticipated to continue to remain adequate through 1996. MWD's import of water from the Colorado River is expected to decrease in future years due to the requirements of the Central Arizona Project in the State of Arizona. In response, MWD has taken a number of steps to secure additional storage capacity and increase available water supplies, including effecting transfers of water rights from other sources.

         For the three months ended September 30, 1996, the Registrant produced a total of 62,091 acre-feet of water as compared to 59,627 acre- feet for the three months ended September 30, 1995. Of the total 62,091 acre-feet of water produced during the third quarter of 1996, approximately 54% came from pumped sources and 44% was purchased from others, principally the MWD. The remaining 2% came from the Bureau of Reclamation (the "Bureau") under a no-cost contract.

         For the nine months ended September 30, 1996, the Registrant produced 148,982 acre-feet of water as compared to 136,868 acre-feet for the same period last year. Of this total amount produced, 57% came from pumped sources, 42% was produced from purchased sources and the remaining amount was supplied from the Bureau.

         During the twelve months ended September 30, 1996, the Registrant produced 192,650 acre-feet of water of which 57% of total supply came from pumped sources, 42% was purchased and the remaining was produced by the Bureau. The Registrant produced 177,900 acre-feet produced during the twelve months ended September 30, 1995.

         In those customer service areas of the Registrant which pump groundwater, overall groundwater conditions remain at adequate levels. As such, the Registrant believes that its water supplies are adequate to meet projected current year demands.

WATER QUALITY

         On August 6, 1996, amendments to the Safe Drinking Water Act (the "1996 SDWA amendments") were signed into law. The 1996 SDWA amendments amount to a rewrite of the law that the United States Environmental Protection Agency ("EPA") has been trying to implement for almost ten years. In contrast to the 1986 amendments, which were crafted with very little input from water purveyors, the 1996 amendments were developed with significant contributions from water purveyors and regulators and embody a partnership that includes major infusion of federal funds (in the form of State Revolving Funds) to help water utilities comply with the law. The California Department of Health Services, acting on behalf of the EPA, administers the EPA's program.

         The 1996 SDWA amendments replace the requirement that EPA set 25 new standards every three years with a new process for selecting and regulating contaminants. The EPA can only regulate contaminants that may have adverse health effects, are known or likely to occur at levels of public health concern, and provide "a meaningful opportunity for health risk reduction." The EPA must, within eighteen months, publish a list of contaminants for possible regulation and must update that list every five years. In addition, every five years, the EPA must select at least five contaminants on that list and determine whether to regulate them. The new law allows the EPA to bypass the selection process and adopt interim regulations for contaminants in order to address urgent health threats. Current regulations, however, remain in place and are not subject to the new standard-setting provisions.

         For the first time, the 1996 SDWA amendments allow EPA to base primary drinking water regulations on risk assessment and cost/benefit considerations and on minimizing overall risk. The 1996 SDWA amendments do not, however, make any changes to language regarding the setting of maximum contaminant levels ("MCL's"). EPA must base regulations on best available, peer-reviewed science and data from best available methods. For proposed regulations that include MCL's, EPA must use, and seek public comment on, an analysis of quantifiable and non-quantifiable risk- reduction benefits and cost for each such MCL.

         The Enhanced Surface Water Treatment Rule ("ESWTR") has been previously proposed and includes several options for promulgation. These options will be determined based on data collected during compliance with the Information Collection Rule. The ESWTR would affect each of the Registrant's five surface water treatment plants.

         The Registrant will be subject to the new rules concerning Disinfection/Disinfection By-Products, Stage I of which has been previously published, with an effective date of June, 1998. This rule reduces tri-halomethane contaminants from 100 micrograms per liter to 80 micrograms per liter and will affect only two of the Registrant's systems.

         EPA must adopt Stage I and II disinfection by-product ("DBPs")rules and interim and final enhanced surface water treatment rules according to a negotiated schedule or as soon as practicable. EPA is not allowed to use the new cost/benefit provisions for regulating disinfectants, DBPs, and Cryptosporidium, but EPA may apply the risk and cost considerations used to develop the Stage I DBP rule when developing the Stage II rule.

         No earlier than three years after enactment of the 1996 SDWA amendments and no later than the date EPA adopts the Stage II DBP rule, EPA must adopt a rule requiring disinfection of certain groundwater systems and provide guidance on determining which systems must provide disinfection facilities. EPA may utilize the cost/benefit provisions to establish this regulation. While the Registrant anticipates that this rule will affect several of its systems using groundwater supplies, the Registrant is unable to predict the ultimate impact this rule may have on its financial condition or results of operation.

         The Registrant will be subject to new rules regarding radon and arsenic. EPA must propose an arsenic rule by January 1, 2001 and adopt a rule one year later. EPA has 180 days after enactment of the 1996 SDWA amendments to develop a plan to study ways to reduce arsenic health risk uncertainties and is authorized to enter into cooperative agreements to carry out the study. Depending on the MCL eventually established for arsenic, compliance could cause the Registrant to implement costly well-head remedies such as ion exchange or, alternatively, to purchase additional and more expensive water supplies already in compliance, for blending with well sources.

         The EPA must withdraw its proposed radon rule and arrange for the National Academy of Sciences to conduct a risk assessment and a study of risk-reduction benefits associated with various mitigation measures. EPA has 30 months from enactment of the 1996 SDWA amendments to seek comment on a risk-reduction and cost analysis for potential radon standards, six more months to propose a standard, and another year to adopt a standard. Although the Registrant is unable to predict what the standard for radon might eventually be, the Registrant itself is currently conducting studies to determine the best treatment for affected wells, which treatment could range from simple aeration to filtration through granular activated carbon.

         The Registrant is a voluntary member of the "Partnership for Safe Water", a national program, to further protection of the public from diseases caused by cryptosporidium and other microscopic organisms. As a volunteer in the program, the Registrant has committed to exceed current regulations governing surface water treatment to ensure that its surface treatment facilities are performing as efficiently as possible.

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

         Since the SDWA became effective, the Registrant has experienced increased operating costs for testing to determine the levels, if any, of the contaminants in the Registrant's sources of supply and additional expense to lower the level of any contaminants in order to meet the MCL standards. Such costs and the costs of controlling any other contaminants may cause the Registrant to experience additional capital costs as well as increased operating costs.

         The Registrant is currently unable to predict the ultimate impact that the 1996 SDWA amendments might have on its financial position or its results of operation. The rate-making process provides the Registrant with the opportunity to recover prudently incurred capital and operating costs associated with water quality, and management believes that such prudently incurred costs will be authorized for recovery by the CPUC.

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

         Three of the 27 wells in the Registrant's Arden-Codova system have, for several years, been subject to contamination by tricholoroethylene. The Aerojet Corporation has, by court decree, been responsible for all costs related to the provision of well-head treatment. Although a ten-year agreement with Aerojet Corporation expired in 1996, Aerojet Corporation has agreed to reimburse the Registrant for the costs of backwash system modification at all three wells.

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

         The Registrant filed an application with the CPUC for a general rate increase in its Bear Valley Electric customer service area in September, 1995. In February, 1996, the Registrant reached a stipulated settlement among all parties which included the 10.40% return on common equity, stipulated in the Registrant's water rate cases discussed previously. The CPUC issued its final decision in this matter, which approved the settlement stipulation, on May 14, 1996. Rates approved by the CPUC went into effect on May 19, 1996.

         In March, 1996, the Registrant filed applications to increase water rates in two of its customer service areas to recover costs associated with 1996 and 1997 capital projects in those areas. The Registrant and the CPUC staff have worked out terms of a settlement stipulation, which was supported by an opinion of the Administrative Law Judge assigned to the case. A final decision by the CPUC is anticipated by December, 1996 with rates effective in January, 1997.

         On November 4, 1996, the Registrant filed an application with the CPUC seeking recovery through rates of costs associated with its participation the coastal aqueduct extension of the State Water Project (the "Project"). The Registrant is currently unable to predict if the CPUC will authorize recovery of all or any of the costs associated with the Project. See Note 3 of the Notes to Financial Statements.

WATER RELATED OPPORTUNITIES

         The Company continues to pursue strategic opportunities related to the operation of municipally owned water systems. The Company has pursued and continues to pursue opportunities to bid on long-term leases and operation contracts on a stand alone basis or as part of a joint venture.

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

ITEM 2.   CHANGES IN SECURITIES

         As of September 30, 1996, earned surplus amounted to $51,632,000. Of this amount, $29,174,000 was restricted, under the most restrictive of the Registrant's credit agreements, as to payment of cash dividends on the Common Shares of the Registrant.

         As of September 30, 1996, authorized but unissued common shares includes 89,226 and 78,951 common shares reserved for issuance under the Registrant's Dividend Reinvestment and Common Shares Purchase Program and Investment Incentive Program ("401-k"), respectively.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the third quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

ITEM 5.   OTHER INFORMATION

         On October 28, 1996, the Board of Directors of the Registrant declared a regular quarterly dividend of $0.31 per common share, an increase of 1.6%.
In other actions, the Board of Directors declared regular quarterly dividends of $0.25 per share, $0.265625 per share and $0.3125 per share on its 4%, 4-1/4% and 5% Cumulative Preferred Shares, respectively. The dividends will be paid December 1, 1996 to shareholders of record as of the close of business on November 15, 1996.

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


    Date:  November 14, 1996