Form 10-K
period 1996-12-31
SOUTHERN CALIFORNIA WATER CO
filed 1997-03-20
CIK 92116

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For Fiscal Year Ended DECEMBER 31, 1996 Commission file number 0-1121

                        SOUTHERN CALIFORNIA WATER COMPANY
             ------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)

                 CALIFORNIA                                95-1243678
                 ----------                                ----------
       (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                 Identification No.)

630 EAST FOOTHILL BOULEVARD, SAN DIMAS, CALIFORNIA           91773
--------------------------------------------------           -----
   (Address of principal executive offices)                (Zip Code)

        Registrant's telephone number, including area code (909) 394-3600

        Securities registered pursuant to Section 12(b) of the Act:

      Title of Each Class          Name of Each Exchange On Which Registered
      -------------------          -----------------------------------------
Common Shares, $2.50 Par Value              New York Stock Exchange
------------------------------     -----------------------------------------

------------------------------     -----------------------------------------

        Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of the total voting stock held by non-affiliates of the Registrant was approximately $185,271,000 on March 17, 1997. The closing price per Common Share on that date, as quoted in the Western Edition of The Wall Street Journal, was $20.625. Voting Preferred Shares, for which there is no established market, were valued on March 17, 1997 at $1,283,000 based on a yield of 6.60%. As of March 17, 1997, the number of the Registrant's Common Shares, $2.50 Par Value, outstanding was 8,957,671.

                       DOCUMENTS INCORPORATED BY REFERENCE

         (1) Portions of the Annual Report to Shareholders for the year ended December 31, 1996 as to Part I, Items 1 and 2, and Part II, Items 5, 6, 7 and 8, in each case, as specifically referenced herein.

         (2) Portions of the Proxy Statement filed with the Securities and Exchange Commission on or about March 20, 1997 as to Part III, Items 10, 11, 12 and 13, in each case as specifically referenced herein.

                        SOUTHERN CALIFORNIA WATER COMPANY

                                      INDEX


                                                                                        Page No.
                                                                                        --------
PART I

Item 1:       Business                                                                1 - 6
Item 2:       Properties                                                              7 - 9
Item 3:       Legal Proceedings                                                           9
Item 4:       Submission of Matters to a Vote of Security Holders                         9

PART II

Item 5:       Market for Registrant's Common Equity and Related Stockholder Matters  9 - 10
Item 6:       Selected Financial Data                                                    10
Item 7:       Management's Discussion and Analysis of Financial Condition and
              Results of Operation                                                       10
Item 8:       Financial Statements and Supplementary Data                                10
Item 9:       Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure                                                       10

PART III

Item 10:      Directors and Executive Officers of the Registrant                         11
Item 11:      Executive Compensation                                                     11
Item 12:      Security Ownership of Certain Beneficial Owners and Management             11
Item 13:      Certain Relationships and Related Transactions                             11

PART IV

Item 14:      Exhibits, Financial Statement Schedules and Reports on Form 8-K            11
              Exhibit Index                                                         12 - 14

Signatures                                                                               15


                                       i.

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Southern California Water Company, hereinafter referred to as Registrant, is a utility company engaged principally in the purchase, production, distribution and sale of water (SIC No. 4941). Registrant also distributes electricity in one community (SIC No. 4911). Registrant, regulated by the California Public Utilities Commission, hereinafter referred to as the CPUC, was incorporated in 1929 under the laws of the State of California as American States Water Services Company of California as the result of the consolidation of 20 water utility companies. From time to time, additional water companies and municipal water districts have been acquired and properties in limited service areas have been sold or been the subject of condemnation proceedings. Registrant's present name was adopted in 1936.

         At December 31, 1996, Registrant was organized into three regions operating within 75 communities in 10 counties located throughout the State of California and provided water service in 21 separate customer service areas and one electric customer service area. The total population of these service areas on that date was approximately 1 million persons. For each of the years ended December 31, 1996, 1995 and 1994, about 73% of Registrant's water customers were located in the greater metropolitan areas of Los Angeles and Orange Counties. Registrant provides electric service to the City of Big Bear Lake and surrounding areas in San Bernardino County. Beginning in June, 1996, all electric energy sold by Registrant to customers in its Bear Valley Electric customer service area was purchased under an energy brokerage contract with ENOVA Energy Management, Inc. Prior to June, 1996, all energy sold was purchased from the Southern California Edison Company subsidiary of Edison International.

         Registrant served 240,498 water customers and 20,546 electric customers at December 31, 1996, or a total of 261,044 customers, compared with 259,437 total customers at December 31, 1995 and 258,236 total customers at December 31, 1994. For the years ended December 31, 1996, 1995 and 1994, approximately 92% of Registrant's operating revenues were derived from water sales and approximately 8% were derived from the sale of electricity. Operating income before taxes on income of the electric district was approximately 9%, 8% and 7% of Registrant's total operating income before taxes for the years ended December 31, 1996, 1995 and 1994, respectively. The material contained in Note 11 Business Segments - of the Notes to Financial Statements in the 1996 Annual Report to Shareholders provides additional information on business segments while Note 12 - Selected Quarterly Financial Data (Unaudited) - of the Notes to Financial Statements in the 1996 Annual Report to Shareholders provides information regarding the seasonal nature of Registrant's business. The Notes to Financial Statements contained in the 1996 Annual Report to Shareholders are included herein by reference.

         During 1996, Registrant supplied, from all sources, a total of 194,397 acre-feet of water compared to 183,108 acre-feet supplied in 1995 and 185,490 acre-feet in 1994. Of the total water supplied in 1996, approximately 43% was purchased from others, principally from member agencies of the Metropolitan Water District of Southern California ("MWD"). The remaining amount was furnished by the Bureau of Reclamation under contract, at no cost, to Registrant's Arden-Cordova customer service area and to Registrant's Clearlake customer service area by prescriptive rights to water extracted from Clear Lake. The remainder of water supplied was produced from Registrant's owned wells.

                    MWD is organized to deliver imported water to areas within its jurisdiction. Registrant has 52 connections to the water distribution facilities of MWD and other municipal water agencies. MWD imports water from two principal sources: the Colorado River and the State Water Project ("SWP"). Available water supplies from the Colorado River and the SWP have historically been sufficient to meet most of MWD's requirements and MWD's supplies from these sources are anticipated to remain adequate through 1997. MWD's import of water from the Colorado River is expected to decrease in future years due to the requirements of the Central Arizona Project in the State of Arizona. In response, MWD has taken steps to secure additional storage capacity and increase available water supplies, including effecting transfers of water rights from other sources.

         The recent storms during the 1996-1997 winter period provided precipitation adequate to fill most of the state's reservoirs to near capacity and the outlook for water supply in 1997 is favorable. In those districts of Registrant which pump groundwater, overall groundwater conditions remain at adequate levels, allowing Registrant to use groundwater in its resource mix and decrease its dependence on increasingly expensive purchased water. Registrant believes that its water supplies from all sources are adequate to meet current year projected demands.

COMPETITION

         The business of Registrant is substantially free from direct and indirect competition with other public utilities, municipalities and other public agencies.

WATER-RELATED OPPORTUNITIES

         Registrant continues to pursue strategic opportunities related to the operation of municipally-owned water systems. Registrant has pursued and continues to pursue opportunities to bid on long-term leases and operation contracts on a stand-alone basis or as part of a joint venture.

         In December, 1996, Registrant and U.S. Water, L.L.C., a limited liability company owned by United Infrastructure Company, a general partnership formed by the Bechtel and Peter Kiewet organizations, and by Northwest Water Holdings, Inc., a subsidiary of United Utilities PLC, a water and electric utility based in the United Kingdom, formed Golden State Water Company LLC ("GSWC") for the purpose of pursuing potential opportunities to lease, or operate and maintain, municipally owned retail water supply and distribution systems and water treatment, wastewater collection and wastewater treatment facilities in California. GSWC has submitted a bid to the City of Garden Grove ("Garden Grove") to operate and maintain its water system. The bid remains subject to approval by Garden Grove. No assurance can be given that Garden Grove will approve GSWC's bid or that GSWC will ultimately be retained to operate and maintain the city's water system or perform any other services for Garden Grove. There can be no assurance that any such other opportunities will materialize or that, if they do, Registrant (either jointly with GSWC or alone) would be successful in consummating any such lease and/or maintenance and operation arrangements.

RATES AND REGULATION

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

         The 22 customer service areas of Registrant are grouped into 16 water districts and one electric district for ratemaking purposes. Registrant's water rates vary among the 16 ratemaking districts due to differences in operating conditions and costs. Registrant continuously monitors operations in each of these districts so that it may file applications for rate changes, when warranted, on a district-by-district basis, in accordance with the CPUC's procedure. Under the CPUC's practices, rates may be increased by three methods: general rate increases, offsets for certain expense increases and advice letter filings related to certain plant additions.

         General rate increases typically are for three-year periods and include "step" and "attrition" increases in rates for the second and third years, respectively. General rate increases are established by formal proceedings in which overall rate structure, expenses and rate base of the district are examined. Rates are based on estimated expenses and capital costs for a prospective two-year period. The attrition mechanism is to set rates applicable to the third of the three-year test cycle, which assumes that the costs and expenses for the third year of the cycle will change in the same proportion over the second year as the change projected for the second year over the first year. Step and attrition rate increases for the second and third years, respectively, are allowed to compensate for projected cost changes, but are subject to the satisfaction of certain tests, including a demonstration that earnings levels in the district did not exceed the latest rate of return authorized for Registrant. General rate proceedings typically take about 12 months from the filing of an application to the authorization of new rates.

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

         An advice letter, or rate base offset, proceeding is generally undertaken on an order of the CPUC in a general rate proceeding and provides for the delayed inclusion of certain projected plant facilities in future rates, pending notification that such facilities have actually been placed in service. The advice letter provides the required notification and, after CPUC approval, permits Registrant to include the costs associated with the facilities in rates.

         During each of 1996, 1995 and 1994, Registrant's rates for most of its water ratemaking districts were changed, among other reasons, to directly offset changes in certain expenses (principally purchased water) and for increased levels of capital improvements. Rates in Registrant's Bear Valley Electric customer service area were adjusted in 1996. The following table lists information on estimated rate changes, by major type, for the last three years:


            SUPPLY         BALANCING    GENERAL AND STEP    RATE BASE
             COST           ACCOUNT           RATE            OFFSET
YEAR        OFFSET       AMORTIZATION      INCREASES        AND OTHERS          TOTAL
-----------------------------------------------------------------------------------------
 1996   $   102,500      $  (757,700)      $16,804,100      $ 2,305,100       $18,297,800
 1995   $ 1,780,000      $  (102,900)      $ 1,426,800      $   256,500       $ 3,360,400
 1994   $ 9,439,800      $ 2,847,700       $ 3,084,600      $(2,070,800)      $13,301,300


         In January, 1996, new rates were effective in six of Registrant's rate-making districts which, among other things, authorized a rate of return on common equity of 10.40%, increased depreciation rates, authorized recovery of postretirement medical benefit costs, increased current recovery of labor and labor-related expenses and resulted in an increase in annual water operating revenues of approximately $15 million. Water rates in two additional ratemaking districts were increased on January 1, 1997 to recover costs associated with 1996 and 1997 capital projects in those areas.

         Registrant filed notices of intent to increase water rates in four ratemaking districts in January, 1997. Registrant is unable to predict if the CPUC will authorize all or any of the proposed increases. However, it is not anticipated that new rates, if approved, would be effective before January, 1998.

         New rates were effective in May, 1996 in Registrant's Bear Valley Electric customer service area. An additional step increase was effective in January, 1997.

         In November, 1996, Registrant filed an application with the CPUC seeking recovery through rates of costs associated with its participation in the coastal aqueduct extension of the State Water Project. Registrant is currently unable to predict if the CPUC will authorize recovery of all or any of the costs associated with its participation in the Project.

EMPLOYEE RELATIONS

         Registrant had 463 employees as of December 31, 1996. Seventeen employees in Registrant's Bear Valley Electric customer service area were members of the International Brotherhood of Electrical Workers, hereinafter referred to as the IBEW. Registrant's bargaining unit agreement with the IBEW expired on December 1, 1996 but was extended until March 31, 1997. Registrant and the IBEW are negotiating a new contract, but Registrant is unable at this time to predict the final result of those negotiations. Fifty-three of Registrant's water utility employees in its Metropolitan ratemaking district are members of the Utility Workers of America, hereinafter referred to as the UWA. The collective bargaining agreement with the UWA expires in March, 2001. Registrant has no other unionized employees.

ENVIRONMENTAL MATTERS

         1996 Amendments to Federal Safe Drinking Water Act

         On August 6, 1996, amendments (the "1996 SDWA amendments") to the federal Safe Drinking Water Act (the "SDWA") were signed into law. The 1996 SDWA amendments amount to a rewrite of the law that the United States Environmental Protection Agency (the "EPA") has been trying to implement for almost 10 years. The amendments were developed with significant contributions from water purveyors and regulators. The California Department of Health Services, acting on behalf of the EPA, administers the EPA's program in California.

         The 1996 SDWA amendments revise the 1986 amendments to the SDWA, which required that the EPA set 25 new contaminant standards every three years, with a new process for selecting and regulating contaminants. The EPA can only regulate contaminants that may have adverse health effects, are known or likely to occur at levels of public health concern, and the regulation of which will provide "a meaningful opportunity for health risk reduction." The EPA must, within 18 months of the time that the 1996 SDWA amendments were signed into law, publish a list of contaminants for possible regulation and must update that list every five years. In addition, every five years, the EPA must select at least five contaminants on that list and determine whether to regulate them. The new law allows the EPA to bypass the selection process and adopt interim regulations for contaminants in order to address urgent health threats. Current standards for contaminants, however, remain in place and are not subject to the new standard-setting provisions.

         The 1996 SDWA amendments allow the EPA for the first time to base primary drinking water regulations on risk assessment and cost/benefit considerations and on minimizing overall risk. The EPA must base regulations on best available, peer-reviewed science and data from best available methods. For proposed regulations that involve the setting of maximum contaminant levels ("MCLs"), the EPA must use, and seek public comment on, an analysis of quantifiable and non-quantifiable risk-reduction benefits and cost for each such MCL.

         Registrant currently tests its wells and water systems for more than 90 contaminants, covering all contaminants listed in the SDWA. Water from wells found to contain levels of contaminants above the established MCL's is either treated or blended before it is delivered to customers.

         Since the SDWA became effective, Registrant has experienced increased operating costs for testing to determine the levels, if any, of the contaminants in Registrant's sources of supply and additional expense to lower the level of any contaminants in order to meet the MCL standards. Such costs and the costs of controlling any other contaminants may cause Registrant to experience additional capital costs as well as increased operating costs.

         Registrant is currently unable to predict the ultimate impact that the 1996 SDWA amendments might have on its financial position or its results of operation. The ratemaking process provides Registrant with the opportunity to recover prudently incurred capital and operating costs associated with water quality. Management believes that such incurred costs will be authorized for recovery by the CPUC.

         Proposed Enhanced Surface Water Treatment Rule

         On July 29, 1994, the EPA proposed an Enhanced Surface Water Treatment Rule ("ESWTR"), which would require increased surface-water treatment to decrease the risk of microbial contamination. The EPA has proposed several different versions of the ESWTR for promulgation. The version selected for promulgation will be determined based on data collected by certain water suppliers and forwarded to the EPA pursuant to the EPA's Information Collection Rule, which requires such water suppliers to monitor certain microbial and other contaminants in their water supplies and to conduct certain tests in respect of such contaminants. The EPA must adopt interim and final rules pertaining to enhanced surface water treatment according to a negotiated schedule or as soon as practicable. The ESWTR, in any of the forms currently proposed, would apply to each of Registrant's five surface water treatment plants. However, because it is impossible to predict the version of the ESWTR that will be promulgated, the Company is unable to predict what additional costs, if any, will be incurred to comply with the ESWTR.

         Regulation of Disinfection/Disinfection By-Products

         Registrant will also be subject to new regulations concerning disinfection/disinfection by-products ("DBPs"), Stage I of which regulations are expected to become effective in June, 1998. These regulations will require reduction of tri-halomethane contaminants from 100 micrograms per liter to 80 micrograms per liter and are expected to affect two of Registrant's systems.

         The EPA must adopt Stage II rules pertaining to DBPs according to a negotiated schedule or as soon as practicable. The EPA is not allowed to utilize the new cost/benefit analysis provided for in the 1996 SDWA amendments for establishing the Stage II rules applicable to DBPs but may utilize the regulatory negotiating process provided for in the 1996 SDWA amendments to develop the Stage II rule.

         Ground Water Disinfection Rule

         By December, 1998, the EPA is scheduled to propose regulations requiring disinfection of certain groundwater systems and provide guidance on determining which systems must provide disinfection facilities. The EPA may utilize the cost/benefit analysis provided in the 1996 SDWA amendments to establish such regulations. It is anticipated that the regulations will apply to several of Registrant's systems using groundwater supplies. While no assurance can be given as to the nature and cost of any additional compliance measures, if any, that will ultimately be necessitated by implementation of the proposed regulations, Registrant does not believe that such regulations will impose significant additional compliance costs, since Registrant already currently engages in disinfection of its groundwater systems.

         Regulation of Radon and Arsenic

         Registrant will be subject to new regulations regarding radon and arsenic. EPA must propose an arsenic rule by January 1, 2001 and adopt a rule one year later. EPA has 180 days after enactment of the 1996 SDWA amendments to develop a plan to study ways to reduce arsenic health risk uncertainties and is authorized to enter into cooperative agreements to carry out the study. Depending on the MCL eventually established for arsenic, compliance could require Registrant to implement costly well-head remedies such as ion exchange or, alternatively, to purchase additional and more expensive water supplies already in compliance for blending with well sources.

         The EPA must withdraw its proposed radon rule and arrange for the National Academy of Sciences to conduct a risk assessment and a study of risk-reduction benefits associated with various mitigation measures. EPA has 30 months from enactment of the 1996 SDWA amendments in which to seek comment on a risk-reduction and cost analysis for potential radon standards, six more months to propose a standard, and another year to adopt a standard. Although Registrant is unable to predict what the standard for radon might eventually be, Registrant itself is currently conducting studies to determine the best treatment for affected wells, which treatment could range from simple aeration to filtration through granular activated carbon.

         Voluntary Efforts to Exceed Surface Water Treatment Standards

         Registrant is a voluntary member of the "Partnership for Safe Water", a national program to further protection of the public from diseases caused by cryptosporidium and other microscopic organisms. As a volunteer in the program, Registrant has committed to exceed current regulations governing surface water treatment to ensure that its surface treatment facilities are performing as efficiently as possible.

         Fluoridation of Water Supplies

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

         Matters Relating to Arden-Cordova System

         Three of the 27 wells in Registrant's Arden-Codova system have, for several years, been subject to contamination by trichloroethylene. GenCorp Aerojet has, by court decree, been responsible for all costs related to the provision of well-head treatment. Although a 10-year agreement with Aerojet Corporation expired in 1996, Aerojet Corporation has agreed to reimburse Registrant for the costs of backwash system modification at all three wells.

          In January, 1997, Registrant was notified that ammonium perchlorate had been detected in three of its wells in its Arden-Cordova system. GenCorp Aerojet has, in the past, used ammonium perchlorate in their processing as an oxidizer of rocket fuels. Although neither the EPA nor the DOHS has established a drinking water standard for ammonium perchlorate, Registrant has notified customers in its Arden-Cordova customer service area of detection of ammonium perchlorate. Registrant and GenCorp Aerojet are in negotiations on matters related to procedures to address cleanup of the contaminated wells as well as costs associated with the cleanup. Registrant is unable to predict when the negotiations will be completed or the likely outcome of such negotiations.

         Matters Relating to Culver City System

         The compound methyl tertiary butyl ether (MTBE) has been detected in the Charnock Basin located in the City of Santa Monica and Culver City, which lie within Registrant's service area. MTBE is an oxygenate used in reformulated fuels. At the request of the Regional Water Quality Control Board, the City of Santa Monica and the California Environmental Protection Agency, Registrant removed two of its wells in the Culver City system from service in November 1996 to help in efforts to avoid further spread of the MTBE contamination plume. Neither these wells nor any of Registrant's other wells have been found to be contaminated with MTBE. Registrant is purchasing water from the Metropolitan Water District at an increased cost to replace the water supply formerly pumped from the two wells removed from service.

         Several studies are under way to determine the possible sources and causes of the MTBE contamination. The federal EPA is pursuing an enforcement effort to reach a settlement with the potentially responsible parties on matters relating to the cleanup of the contamination as well as to obtain reimbursement from such parties for increased costs incurred by the Company in purchasing replacement water. Registrant is unable to predict the outcome of the EPA's enforcement effort, and no assurance can be given as to whether the Company will obtain reimbursement for the increased costs of purchasing water to replace the water formerly pumped from the affected wells in the Culver City system.

         Bear Valley Electric

         There have been no environmental matters that have materially affected or are currently materially affecting Registrant's Bear Valley Electric Service area.

ITEM 2 - PROPERTIES

FRANCHISES, COMPETITION, ACQUISITIONS AND CONDEMNATION OF PROPERTIES

         Registrant holds all necessary franchises from the incorporated communities and the counties which it serves. Registrant holds certificates of public convenience and necessity granted by the CPUC in each of the ratemaking districts it serves. Registrant's certificates, franchises and similar rights are subject to alteration, suspension or repeal by the respective governmental authorities having jurisdiction.

         The laws of the State of California provide for the acquisition of public utility property by governmental agencies through their power of eminent domain, also known as condemnation. Within the last three years, Registrant has been involved in activities related to the condemnation of its Bay Point water district by the Contra Costa Water District. Registrant and the Contra Costa Water District have settled all matters related to this action.

WATER PROPERTIES

         As of December 31, 1996, Registrant's physical properties consisted of water transmission and distribution systems which included 2,603 miles of pipeline together with services, meters and fire hydrants and 437 parcels of land, generally less than one acre each, on which are located wells, pumping plants, reservoirs and other water utility facilities including five surface water treatment plants. Registrant's 41 water systems and operating properties have been maintained and improved in the ordinary course of business.

         As of December 31, 1996, Registrant owned and operated 292 active wells equipped with pumps with an aggregate capacity of approximately 180 million gallons per day. Registrant has 52 connections to the water distribution facilities of the MWD and other municipal water agencies. Registrant's storage reservoirs and tanks have an aggregate capacity of approximately 94 million gallons. Registrant owns no dams in its customer service areas. The table on the following page sets forth, in greater detail, a listing of selected water utility plant by ratemaking district.

ELECTRIC PROPERTIES

         Registrant's electric properties are all located in the Big Bear area of San Bernardino County. As of December 31, 1996, Registrant operated 28.7 miles of overhead 34.5 KV transmission lines, 0.6 miles of underground 34.5 KV transmission lines, 172.4 miles of 4.16 KV or 2.4 KV distribution lines, 39.5 miles of underground cable and 14 sub-stations. There are no generating plants in Registrant's system.

OFFICE BUILDINGS

         Registrant's general offices are housed in a single-story office building located in San Dimas, California. The land and the building, which was completed and occupied in early 1990, are owned by Registrant. The Registrant also owns and occupies certain facilities housing regional, district and customer service offices while other such facilities are housed in leased premises.

----------------------------------------------------------------------------------------------------------------------
                             PUMPS                       DISTRIBUTION FACILITIES                      RESERVOIRS
                   ---------------------------------------------------------------------------------------------------
   DISTRICT           WELL      BOOSTER      MAINS (FT)    METERS     SERVICES    HYDRANTS      TANKS     CAPACITY
----------------------------------------------------------------------------------------------------------------------
Arden-Cordova          27          15         455,364       2,868       7,637       1,125          2         2,000
Barstow                27          33         840,855      12,497      10,676        975          13         5,025
Bay Point              1           15         133,008       4,607       2,963        289           7         4,046
Calipatria             0            9         134,878       1,036       1,663         69           2          200
Claremont              26          36         706,912      13,907      10,818       1,148         18        17,367
Clearlake              0           14         188,068       2,544        818          72           4          867
Desert                 19          24         744,998       6,853       4,520        563          12         1,500
Los Osos               10          11         195,811       3,639       1,371        149           8         1,423
Metropolitan           76          82        4,653,663     136,898     105,385      6,925         41        25,067
Ojai                   5           13         234,001       5,004       3,408        348           6         1,536
Orange County          30          37        2,098,429     47,760      38,665       9,697         17        12,153
San Dimas              11          38        1,180,508     18,878       7,269        818          14        10,143
San Gabriel            22          10         546,192      12,071      12,576        769           3         1,520
Santa Maria            29          25         948,833      19,644       7,184        756           8         3,238
Simi Valley            1           19         468,754      13,680       9,453        811           6         6,210
Wrightwood             8            6         215,028       5,403        629          71           7         1,546
----------------------------------------------------------------------------------------------------------------------
Total                 292          387      13,745,302     307,289     225,035      24,585        168       93,841
----------------------------------------------------------------------------------------------------------------------
Capacity is measured in thousands of gallons

MORTGAGE AND OTHER LIENS

         As of December 31, 1996, Registrant had no mortgage debt outstanding, and its properties were free of any encumbrances or liens securing indebtedness.

FINANCING OF CAPITAL EXPENDITURES

         Registrant's construction program is designed to ensure its customers high quality service. Registrant maintains an ongoing distribution main replacement program throughout its customer service areas, based on the priority of leaks detected, fire protection enhancement and a reflection of the underlying replacement schedule. In addition, Registrant upgrades its electric and water supply facilities and is aggressively scheduling meter replacements that conform with CPUC requirements.

         Registrant's Board of Directors has approved anticipated net capital expenditures of approximately $27,500,000 in 1997. Registrant anticipates capital expenditures of approximately $32,000,000 and $33,000,000 in 1998 and 1999, respectively, although such expenditures are subject to final approval by Registrant's Board of Directors. Registrant anticipates that net capital expenditures in excess of its internally generated cash will continue to be financed through a combination of long-term debt and sales of additional Common Shares.

         Registrant issued 1,000,000 Common Shares in December, 1996 and an additional 71,500 Common Shares in January, 1997 for aggregate net proceeds of $22,062,000. Also during 1996, Registrant issued approximately 41,000 Common Shares through its Dividend Reinvestment and Common Share Purchase and 401(k) Plans for additional aggregate proceeds of approximately $904,000.

         In December, 1996, Registrant sold $8 million in tax-exempt debt that was issued through the California Pollution Control Financing Authority. The funds were deposited with a trustee and will be used to finance water main replacements in several of Registrant's customer service areas.

FORWARD-LOOKING INFORMATION

         Certain matters discussed in this Report (including the documents incorporated herein by reference) are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives, estimates or goals are also forward-looking statements. Such statements address future events and conditions concerning capital expenditures, earnings, litigation, rate and other regulatory matters, adequacy of water supplies, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements, by reason of factors such as utility restructuring, including ongoing state and federal activities; future economic conditions, including changes in customer demand; future climatic conditions; legislative, regulatory and competitive developments in markets in which the Company operates; and other circumstances affecting anticipated revenues and costs.

ITEM 3.  LEGAL PROCEEDINGS

         Registrant is subject to ordinary course litigation incidental to its business. No legal proceedings are pending (except such incidental litigation) to which Registrant is a party or to which any of its properties is subject which are believed by Registrant to be material.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a)      MARKET INFORMATION RELATING TO COMMON SHARES -

                  Information responding to Item 201(a) of Regulation S-K is included in the 1996 Annual Report to Shareholders under the caption "Stock Listing" located on page 36 thereof, filed by Registrant with the Commission pursuant to Regulation 14A, and is incorporated herein by reference pursuant to General Instruction G(2).

         (b)      APPROXIMATE NUMBER OF HOLDERS OF COMMON SHARES -

                  As of March 17, 1997, there were 4,078 holders of record of Common Shares.

         (c) FREQUENCY AND AMOUNT OF ANY DIVIDENDS DECLARED AND DIVIDEND RESTRICTIONS

                  Information responding to Item 201(c) of Regulation S-K is included in the 1996 Annual Report to Shareholders, under the caption "Stock Listing" and located on page 36, filed by

                  Registrant with the Commission pursuant to Regulation 14A, and is incorporated herein by reference pursuant to General Instruction G(2). For each of the last three years, Registrant has paid dividends on its Common Shares on March 1, June 1, September 1 and December 1.

                  Additional information responding to Item 201(c) of Regulation S-K with respect to dividend restrictions is included in the 1996 Annual Report to Shareholders, under Note 2 captioned "Capital Stock" located on pages 28 and 29 of the Notes to Financial Statements, filed by Registrant with the Commission pursuant to Regulation 14A, and is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 6.   SELECTED FINANCIAL DATA

        Information responding to Item 6 is included in the 1996 Annual Report to Shareholders, under the caption entitled "Selected Financial Data" located on page 1, filed by Registrant with the Commission pursuant to Regulation 14A, and is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        Information responding to Item 7 is included in the 1996 Annual Report to Shareholders, under the caption entitled "Management's Discussion and Analysis" located on pages 19 through 22, filed by Registrant with the Commission pursuant to Regulation 14A, and is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Information responding to Item 8 is included on pages 23 through 33 of the 1996 Annual Report to Shareholders under the captions listed below, which Report was filed by Registrant with the Commission pursuant to Regulation 14A, and is incorporated herein by reference pursuant to General Instruction G(2).

         Report of Independent Public Accountants

         Balance Sheets - December 31, 1996 and 1995

         Statements of Capitalization  - December 31, 1996 and 1995

         Statements of Income - for the years ended December 31, 1996, 1995 and 1994

         Statements of Changes in Common Shareholders' Equity - for the years ended December 31, 1996, 1995 and 1994

         Statements of Cash Flows - for the years ended December 31, 1996, 1995 and 1994

         Notes to Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information responding to Item 10 is included in the definitive Proxy Statement, filed by Registrant with the Commission on or about March 20, 1997 pursuant to Regulation 14A, under the captions entitled "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Executive Officers - Experience, Security Ownership and Compensation," and is incorporated herein by reference pursuant to General Instruction G(3).

ITEM 11.   EXECUTIVE COMPENSATION

         Information responding to Item 11 is included in the definitive Proxy Statement, filed by Registrant with the Commission on or about March 20, 1997 pursuant to Regulation 14A, under the captions entitled "Election of Directors," "Executive Officers - Experience, Security Ownership and Compensation," "Pension Plan," "Deferred Compensation Plan for Directors and Executives," "Compensation Committee Interlocks and Inside Participation," "Report on Executive Compensation," and "Performance Graph," and is incorporated herein by reference pursuant to General Instruction G(3).

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information responding to Item 12 is included in the definitive Proxy Statement, filed by Registrant with the Commission on or about March 20, 1997 pursuant to Regulation 14A, under the captions entitled "Election of Directors" and "Executive Officers - Experience, Security Ownership and Compensation" and is incorporated herein by reference pursuant to General Instruction G(3).

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information responding to Item 13 is included in the definitive Proxy Statement, filed by Registrant with the Commission on or about March 20, 1997 pursuant to Regulation 14A, under the caption entitled "Certain Relationships and Related Transactions" and is incorporated herein by reference pursuant to General Instruction G(3).

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a)     1. Reference is made to the Financial Statements incorporated herein by reference to Item 8 hereof.

                2. Schedules I, III, IV, and V are omitted as they are not applicable. All other required schedules may be found in
                   Exhibit 13 filed herewith.

                3. See (c) below.

        (b) The Company filed a Current Report on Form 8-K dated December 9, 1996 relating to the Company's formation, together with U.S. Water, L.L.C., of Golden State Water Company LLC. The Company also filed a Current Report on Form 8-K dated December 16, 1996 to report that the Company entered into an Underwriting Agreement, the form of which was attached as an exhibit to such report.

        (c)     Exhibits -

        3.1     By-Laws as Amended to April 26, 1994*

        3.2.1 Restated Articles of Incorporation as Amended to December 4, 1990 incorporated herein by reference to Registrant's Form 10-K with respect to the year ended December 31, 1990. Commission File No. 0-1121

        3.2.2 Certificate of Amendment of Articles of Incorporation dated December 3, 1992 incorporated herein by reference to Registrant's Form 10-K with respect to the year ended December 31, 1992. Commission File No. 0-1121.

        3.2.3 Certificate of Amendment of Articles of Incorporation dated February 17, 1994 incorporated herein by reference to Registrant's Form 10-K with respect to the year ended December 31, 1993. Commission File No. 0-1121.

        3.3 Certificate of Ownership dated August 10, 1978 incorporated herein by reference to Registrant's Form 10-K with respect to the year ended December 31, 1990. Commission File No. 0-1121

        4.1 Indenture, dated September 1, 1993 between Registrant and Chemical Trust Company of California, as trustee, relating to Registrant's Medium Term Notes, Series A, incorporated herein by reference to Registrant's Form 8-K. Commission File No. 33-62832.

        10.1 Deferred Compensation Plan for Directors and Executives incorporated herein by reference to Registrant's Registration Statement on Form S-2 (Registration No. 33-5151).

        10.2 Reimbursement Agreement dated November 1, 1984 between Registrant and Barclays Bank International Limited incorporated herein by reference to Registrant's Registration Statement on Form S-2 (Registration No. 33-5151).

        10.3 First Amendment to Reimbursement Agreement dated January 1, 1986 between Registrant and Barclays Bank PLC (formerly Barclays Bank International Limited) incorporated herein by reference to Registrant's Registration Statement on Form S-2 (Registration No. 33-5151).

        10.4 Second Amendment to Reimbursement Agreement dated April 9, 1987 between Registrant and Barclays Bank PLC incorporated herein by reference to Registrant's Form 10-K with respect to the year ended December 31, 1990. Commission File No. 0-1121.

        10.5 Third Amendment to Reimbursement Agreement dated September 14, 1987 between Registrant and Barclays Bank PLC incorporated herein by reference to Registrant's Form 10-K with respect to the year ended December 31, 1990. Commission File No. 0-1121.

        10.6 Fourth Amendment to Reimbursement Agreement dated September 22, 1988 between Registrant and Barclays Bank PLC incorporated herein by reference to Registrant's Form 10-K with respect to the year ended December 31, 1990. Commission File No. 0-1121.

        10.7 Fifth Amendment to Reimbursement Agreement dated March 9, 1990 between Registrant and Barclays Bank PLC incorporated herein by reference to Registrant's Form 10-K with respect to the year ended December 31, 1990. Commission File No. 0-1121.

        10.8 Sixth Amendment to Reimbursement Agreement dated November 29, 1990 between Registrant and Barclays Bank PLC incorporated herein by reference to Registrant's Form 10-K with respect to the year ended December 31, 1990. Commission File No. 0-1121.

        10.9 Second Sublease dated October 5, 1984 between Registrant and Three Valleys Municipal Water District incorporated herein by reference to Registrant's Registration Statement on Form S-2 (Registration No. 33-5151).

        10.10 Note Agreement dated as of February 1, 1989 between Registrant and First Colony Life Insurance incorporated herein by reference to Registrant's Form 10-K with respect to the year ended December 31, 1990. Commission File No. 0-1121.

        10.11 Schedule of omitted Note Agreements incorporated herein by reference to Registrant's Form 10-K with respect to the year ended December 31, 1990. Commission File No. 0-1121.

        10.12 Note Agreement dated as of May 15, 1991 between Registrant and Transamerica Occidental Life Insurance Company incorporated herein by reference to Registrant's Form 10-Q with respect to the quarter ended June 30, 1991. Commission File No. 0-1121.

        10.13 Schedule of omitted Note Agreements incorporated herein by reference to Registrant's Form 10-Q with respect to the quarter ended June 30, 1991. Commission File No. 0-1121.

        10.14 Agreement for Financing Capital Improvement dated as of June 2, 1992 between Registrant and Three Valleys Municipal Water District incorporated herein by reference to Registrant's Form 10-K with respect to the year ended December 31, 1992. Commission File No. 0-1121.

        10.15 Water Supply Agreement dated as of June 1, 1994 between Registrant and Central Coast Water Authority incorporated herein by reference to Registrant's Form 10-K with respect to the year ended December 31, 1994. Commission File No. 0-1121.

        10.16 Retirement Plan for Non-Employee Directors of Southern California Water Company, as amended, January 25, 1995 incorporated herein by reference to Registrant's Form 10-K with respect to the year ended December 31, 1994. Commission File No. 0-1121.

        10.17 Dividend Reinvestment and Common Share Purchase Plan incorporated herein by reference to Registrant's Post-Effective Amendment No. 1 to Form S-3 (Registration No. 33-42218).

        10.18 Key Executive Long-Term Incentive Plan incorporated herein by reference to Registrant's 1995 Proxy Statement, Commission File No. 0-1121.

        10.19 Energy Management Services Agreement between Registrant and Enova Energy, Inc.

        13. Portions of the Annual Report to Shareholders for the year ended December 31, 1996 which are expressly incorporated herein by reference.*

        21. Subsidiaries of Registrant - Exhibit not included as subsidiaries in the aggregate are not significant.

        23.     Consent of Independent Public Accountants.*

        27.     Schedule UT.*

(d)     None.

---------------------
*Filed concurrently herewith

                                   SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SOUTHERN CALIFORNIA WATER COMPANY

                                       By: /s/ JAMES B. GALLAGHER.
                                          ----------------------------------
                                               James B. Gallagher
                                            Vice President - Finance,
                                     Chief Financial Officer and Secretary

                                     Date:  March 14, 1997


              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

       /s/ W. V. CAVENEY                    .             Date:   March 14, 1997
-------------------------------------------
           W. V. Caveney
Chairman of the Board and Director

       /s/ FLOYD E. WICKS                   .                     March 14, 1997
-------------------------------------------
           Floyd E. Wicks
   Principal Executive Officer;
  President, CEO and Director

       /s/ JAMES B. GALLAGHER               .                     March 14, 1997
-------------------------------------------
           James B. Gallagher
Principal Financial and Accounting Officer;
Vice President - Finance, CFO and Secretary

            /s/ JEAN E. AUER                .                     March 14, 1997
-------------------------------------------
          Jean E. Auer, Director

      /s/ R. BRADBURY CLARK                .                      March 14, 1997
-------------------------------------------
        R. Bradbury Clark, Director

        /s/ N. P. DODGE, JR.               .                      March 14, 1997
-------------------------------------------
       N. P. Dodge, Jr., Director

        /s/ ROBERT F. KATHOL                 .                    March 14, 1997
-------------------------------------------
       Robert F. Kathol, Director

           /s/ LLOYD E. ROSS                 .                    March 14, 1997
-------------------------------------------
           Lloyd E. Ross, Director