Form 10-Q
period 1997-03-31
SOUTHERN CALIFORNIA WATER CO
filed 1997-05-14
CIK 92116

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


      For Quarter Ended MARCH 31, 1997       Commission file number 0-1121


                        SOUTHERN CALIFORNIA WATER COMPANY
             (Exact Name of Registrant as specified in its charter)


                    CALIFORNIA                         95-1243678
          ------------------------------           -------------------
         (State or other jurisdiction of            (I.R.S. Employer
          incorporation or organization)           Identification No.)


            630 EAST FOOTHILL BOULEVARD, SAN DIMAS, CALIFORNIA 91773
            --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


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



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

                      As of May 14, 1997, the number of shares outstanding of Registrant's Common
                      Shares, Par Value $2.50, was 8,957,671.

                        SOUTHERN CALIFORNIA WATER COMPANY

                                    FORM 10-Q

                                      INDEX

                                                                                          PAGE NO.
                                                                                          --------
PART I          FINANCIAL INFORMATION
Item 1:          Financial Statements                                                           1

                 Balance Sheets as of March 31, 1997 and December 31, 1996                  2 - 3

                 Statements of Income for the Three Months Ended
                   March 31, 1997 and March 31, 1996                                            4

                 Statements of Income for the Twelve Months Ended
                   March 31, 1997 and March 31, 1996                                            5

                 Cash Flow Statements for the Three Months Ended
                   March 31, 1997 and March 31, 1996                                            6

                 Notes to Financial Statements                                                  7

Item 2:         Management's Discussion and Analysis of Financial Condition
                   and Results of Operation                                                8 - 16



PART II         OTHER INFORMATION

Item 1:         Legal Proceedings                                                              16

Item 2:         Changes in Securities                                                          17

Item 3:         Defaults Upon Senior Securities                                                17

Item 4:         Submission of Matters to a Vote of Security Holders                            17

Item 5:         Other Information                                                              17

Item 6:         Exhibits and Reports on Form 8-K                                               17

                Signatures                                                                     18

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

                    It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto in the Registrant's latest Annual Report for the year ended December 31, 1996 on Form 10-K.

                        SOUTHERN CALIFORNIA WATER COMPANY
                                 BALANCE SHEETS
                                     ASSETS

                                                         MARCH 31,      DECEMBER 31,
                                                            1997           1996
                                                         ----------     -----------
                                                         (Unaudited)

                                                               (in thousands)
UTILITY PLANT, at cost
Water                                                     $412,623       $411,852
Electric                                                    33,553         33,300
                                                         ---------      ---------
                                                           446,176        445,152
Less - Accumulated depreciation ......................    (117,343)      (114,086)
                                                         ---------      ---------
                                                           328,833        331,066
Construction work in progress ........................      30,509         26,710
                                                         ---------      ---------
                                                           359,342        357,776
                                                         ---------      ---------
OTHER PROPERTY AND INVESTMENTS .......................         774            774
                                                         ---------      ---------

CURRENT ASSETS
    Cash and cash equivalents ........................         642          3,783
    Accounts receivable -
        Customers, less reserves of $308
            in 1997 and $345 in 1996 .................       8,506          7,870
        Other ........................................       1,320          1,713
    Unbilled revenue .................................      11,020         12,596
    Materials and supplies, at average cost ..........       1,332          1,292
    Supply cost balancing accounts ...................       5,714          6,273
    Prepayments ......................................       5,488          6,933
    Accumulated deferred income taxes - net ..........       3,583          3,302
                                                         ---------      ---------
                                                            37,605         43,762
                                                         ---------      ---------

DEFERRED CHARGES
    Regulatory tax-related assets ....................      23,007         23,201
    Other deferred charges ...........................       5,160          5,409
                                                         ---------      ---------
                                                            28,167         28,610
                                                         ---------      ---------
                                                         $ 425,888      $ 430,922
                                                         =========      =========



   The accompanying notes are an integral part of these financial statements.

                        SOUTHERN CALIFORNIA WATER COMPANY
                                 BALANCE SHEETS
                         CAPITALIZATION AND LIABILITIES

                                                        MARCH 31,     DECEMBER 31,
                                                          1997           1996
                                                        ----------    -----------
                                                        (Unaudited)
                                                             (in thousands)
CAPITALIZATION
  Common shareholders' equity ........................  $146,749        $146,766
  Preferred shares ...................................     1,600           1,600
  Preferred shares - mandatory redemption ............       480             480
  Long-term debt .....................................   109,641         107,190
                                                        --------        --------
                                                         258,470         256,036
                                                        --------        --------

CURRENT LIABILITIES
  Notes payable to banks .............................    12,500          16,000
  Long-term debt and preferred shares - current.......       482             482
  Accounts payable ...................................     8,809          12,865
  Taxes payable ......................................     4,747           5,777
  Accrued interest....................................     2,338           1,772
  Other accrued liabilities...........................     7,998           7,792
                                                        --------        --------
                                                          36,874          44,688
                                                        --------        --------

OTHER CREDITS
  Advances for construction ..........................    55,751          55,848
  Contributions in aid of construction................    28,097          28,158
  Accumulated deferred income taxes - net ............    40,987          40,404
  Unamortized investment tax credits .................     1,984           1,995
  Regulatory tax-related liability ...................     3,315           3,337
  Other ..............................................       410             456
                                                        --------        --------
                                                         130,544         130,198
                                                        --------        --------
                                                        $425,888        $430,922
                                                        ========        ========



     The accompanying notes are an integral part of these financial statements.

                        SOUTHERN CALIFORNIA WATER COMPANY
                              STATEMENTS OF INCOME
                              FOR THE THREE MONTHS
                          ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                        ------------------------
                                                                          1997            1996
                                                                        --------        --------
                                                                         (in thousands, except
                                                                           per share amounts)
OPERATING REVENUES
     Water .......................................................      $ 28,587        $ 27,061
     Electric.....................................................         3,619           3,336
                                                                        --------        --------
                                                                          32,206          30,397
                                                                        --------        --------
OPERATING EXPENSES
    Water purchased ..............................................         7,839           6,697
    Power purchased for pumping ..................................         1,282           1,565
    Power purchased for resale ...................................         1,392           1,551
    Groundwater production assessment ............................         1,125           1,397
    Supply cost balancing accounts ...............................           558            (176)
    Other operating expenses .....................................         3,478           3,115
    Administrative and general expenses ..........................         5,317           4,625
    Depreciation .................................................         2,727           2,526
    Maintenance ..................................................         2,067           1,353
    Taxes on income ..............................................         1,105           1,618
    Other taxes ..................................................         1,578           1,416
                                                                        --------        --------
                                                                          28,468          25,687
                                                                        --------        --------
    Operating income .............................................         3,738           4,710

OTHER INCOME .....................................................            44              48
                                                                                        --------
    Income before interest charges................................         3,782           4,758
INTEREST CHARGES .................................................         2,470           2,590
                                                                        --------        --------
NET INCOME .......................................................         1,312           2,168
DIVIDENDS ON PREFERRED SHARES ....................................            23              24
                                                                        --------        --------
EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS .......................      $  1,289        $  2,144
                                                                        ========        ========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING ....................         8,956           7,845
                                                                        ========        ========
Earnings Per Common Share ........................................      $   0.14        $   0.27
                                                                        ========        ========
Dividends Declared Per Common Share ..............................      $  0.310        $  0.305
                                                                        ========        ========


   The accompanying notes are an integral part of these financial statements.

                        SOUTHERN CALIFORNIA WATER COMPANY
                              STATEMENTS OF INCOME
                              FOR THE TWELVE MONTHS
                          ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)
                               TWELVE MONTHS ENDED

                                                                           TWELVE MONTHS ENDED
                                                                                MARCH 31,
                                                                        ------------------------
                                                                          1997            1996
                                                                        --------        --------
                                                                         (in thousands, except
                                                                           per share amounts)
OPERATING REVENUES

     Water .......................................................      $ 141,524       $ 124,283

     Electric ....................................................         11,815          10,950
                                                                        ---------       ---------
                                                                          153,339         135,233
                                                                        ---------       ---------
OPERATING EXPENSES
    Water purchased...............................................         39,497          33,945
    Power purchased for pumping ..................................          7,428           8,077
    Power purchased for resale....................................          5,665           5,263
    Groundwater production assessment ............................          5,674           6,240
    Supply cost balancing accounts ...............................          2,798            (721)
                                                                                        .........
    Other operating expenses......................................         13,785          13,491
    Administrative and general expenses ..........................         21,241          17,041
    Depreciation .................................................         10,304           8,884
    Maintenance ..................................................          8,459           5,454
    Taxes on income ..............................................          9,770           9,594
    Other taxes ..................................................          6,261           5,245
                                                                        ---------       ---------
                                                                          130,882         112,513
                                                                        ---------       ---------
    Operating income .............................................         22,457          22,720

OTHER INCOME .....................................................            527             359
                                                                        ---------       ---------
    Income before interest charges ...............................         22,984          23,079
INTEREST  CHARGES ................................................         10,380           9,865
                                                                        ---------       ---------
NET INCOME........................................................         12,604          13,214
DIVIDENDS ON PREFERRED SHARES ....................................             93              96
                                                                        ---------       ---------
EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS .......................      $  12,511       $  13,118
                                                                        =========       =========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING ....................          8,168           7,845
                                                                        =========       =========
Earnings Per Common Share ........................................      $    1.53       $    1.67
                                                                        =========       =========
Dividends Declared Per Common Share ..............................      $    1.23       $    1.21
                                                                        =========       =========


    The accompanying notes are an integral part of these financial statements

                        SOUTHERN CALIFORNIA WATER COMPANY
                              CASH FLOW STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                        ------------------------
                                                                          1997            1996
                                                                        --------        --------
                                                                         (in thousands, except
                                                                           per share amounts)
CASH FLOWS FROM -
  Operating Activities:
    Net income ...................................................      $  1,312        $  2,168
    Adjustments for non-cash items:
      Depreciation and amortization ..............................         2,831           2,604
      Deferred income taxes and
        investment tax credits ...................................           463             685
      Other - net ................................................          (278)           (548)
    Changes in current assets and liabilities:
      Accounts receivable ........................................          (636)          1,740
      Prepayments ................................................         1,445           1,023
      Supply cost balancing accounts..............................           559            (177)
      Accounts payable ...........................................        (4,056)          2,765
      Taxes payable ..............................................        (1,030)           (208)
      Unbilled revenue ...........................................         1,576             359
      Other                                                                1,123              17
                                                                        --------        --------
         Net Cash Provided........................................         3,309          10,428
                                                                        --------        --------
Investing Activities:
Construction expenditures ........................................        (4,066)         (5,150)
                                                                        --------        --------
         Net Cash Used ...........................................        (4,066)         (5,150)
                                                                        --------        --------

Financing Activities:
    Receipt of advances and contributions ........................           487             577
    Issuance of securities .......................................
    Repayments of long-term debt and .............................         3,963            --
      redemption of preferred shares .............................           (40)        (15,319)
    Refunds on advances ..........................................          (493)           (256)
    Net change in notes payable to banks .........................        (3,500)         14,500
    Common and preferred dividends paid ..........................        (2,801)         (2,439)
                                                                        --------        --------
         Net Cash Provided .......................................        (2,384)         (2,937)
                                                                        --------        --------

  Net Increase (Decrease) in Cash and Cash Equivalents                    (3,141)          2,341
  Cash and Cash Equivalents, Beginning of Period .................         3,783             343
                                                                        --------        --------
  Cash and Cash Equivalents, End of Period .......................      $    642        $  2,684
                                                                        ========        ========


   The accompanying notes are an integral part of these financial statements.

                        SOUTHERN CALIFORNIA WATER COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. For a summary of significant accounting policies and other information relating to these interim financial statements, reference is made to pages 28 through 32 of the 1996 Annual Report to Shareholders under the caption "Notes to Financial Statements."

2. Earnings per Common Share are based on the weighted average number of Common Shares outstanding during each period and net income after deducting preferred dividend requirements.

3. In November, 1996, Registrant filed an application with the California Public Utilities Commission (CPUC) seeking approval of its recovery through rates of costs associated with its participation in the Coastal Aqueduct Extension of the State Water Project (SWP). Registrant's current investment in SWP is approximately $1.8 million and is included in utility plant. No assurance can be given that the CPUC will deny or approve recovery through rates of all or any costs associated with such participation.

4. Registrant implemented increased water rates in six of its rate-making districts on January 1, 1996 and additional step increases were effective in January, 1997. Water rates in two additional customer service areas were increased on January 1, 1997 to recover costs associated with capital projects in those areas. Registrant filed Notices of Intent to increase water rates in four rate-making districts in January, 1997. New rates were effective in May, 1997 in Registrant's Bear Valley Electric customer service area. An additional step increase was effective in January, 1997. See the section entitled "Rates and Regulation" for more information.

5. As permitted by the CPUC, Registrant maintains water and electric supply cost balancing accounts to account for undercollections and overcollections of revenues designed to recover such costs. Recoverability of such costs are recorded in income and charged to balancing accounts when such costs are incurred. The balancing accounts are credited when such costs are recovered through rate adjustments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

               Southern California Water Company ("Registrant") is a public utility company engaged principally in the purchase, production, distribution and sale of water (SIC No. 4941). Registrant also distributes electricity in one community (SIC No. 4911). Registrant, regulated by the California Public Utilities Commission ("CPUC"), was incorporated on December 31, 1929 under the laws of the State of California as American States Water Services Company of California as the result of the consolidation of 20 water utility companies. From time to time, additional water companies and municipal water districts have been acquired and properties in limited service areas have been sold. Registrant's present name was adopted in 1936.

               Registrant is organized into three regions operating within 75 communities in 10 counties in the State of California and provides water service in 21 customer service areas. As of March 31, 1997, about 73% of Registrant's water customers were located in the greater metropolitan areas of Los Angeles and Orange Counties. Registrant also provides electric service to the City of Big Bear Lake and surrounding areas in San Bernardino County. Beginning in June, 1996, all electric energy sold by Registrant to customers in its Bear Valley Electric customer service area was purchased under an energy brokerage contract with ENOVA Energy Management, Inc. Prior to June, 1996, all energy sold was purchased from the Southern California Edison Company subsidiary of Edison International. Registrant served 240,619 water customers and 20,545 electric customers at March 31, 1997, or a total of 261,164 customers compared with 259,590 total customers at March 31, 1996.

RESULTS OF OPERATION

               Earnings per common share for the three months ended March 31, 1997 decreased by 48.1% to $0.14 per share as compared to $0.27 per share for the comparable period last year. Earnings for the twelve months ended March 31, 1997 decreased by 8.4% to $1.53 per share as compared to $1.67 per share for the twelve months ended March 31, 1996. The decline in the recorded results primarily reflect increased supply costs and maintenance expense during the first quarter of 1997 as is discussed below.

               As compared to last year, water sales volumes for the three and twelve months ended March 31, 1997 increased by 0.3% and 5.0%, respectively, over the same periods ended March 31, 1996. Water operating revenues increased by 5.6% and 13.9%, respectively, for the three and twelve months ended March 31, 1997. The increase in revenues is a result of the effects of general and step rate increases effective January 1, 1997 as well as the increased sales volumes. See the section entitled "Rates and Regulation" for more information.

               Kilowatt-hour sales of electricity increased by 11.3% and 4.4% for the three and twelve months ended March 31, 1997, respectively, as compared to the same periods last year. As a result of the increased kilowatt-hour sales and, for the three month comparison, a step increase in electric rates, electric operating revenues for the three and twelve month periods ending March 31, 1997 increased by 8.5% and 7.9%, respectively, over the comparable periods last year.

               Purchased water costs increased by 17.1% and 16.4%, respectively, for the three and twelve months ended March 31, 1997 as compared to the same periods ending in 1996. These increases reflect the increase in purchased water volumes as well as an increase in purchased water costs, effective January, 1997.

               The costs of power purchased for pumping decreased by 18.1% and 8.0%, respectively, for the three and twelve months ended March 31, 1997 as compared to the same period ended March 31, 1996 due chiefly to a decrease in pumped groundwater in Registrant's total water supply.

               As compared to the three months ended March 31, 1997, the costs of power purchased for resale decreased by 10.3% chiefly as a result of lower energy costs obtained through open market purchases. For the twelve months ended March 31, 1997, the costs of power purchased for resale increased by 7.6% as compared to the same period last year principally as a result of the increased kilowatt-hour sales.

               Groundwater production assessments are 19.5% and 9.1% lower for the three and twelve months ended March 31, 1997, respectively, due to the decreased volumes of pumped water in Registrant's total water supply.

               A positive entry for the provision for supply cost balancing accounts reflects recovery of previously under-collected supply costs. Conversely, a negative entry for the provision for supply cost balancing accounts reflects an undercollection of previously incurred supply costs. The positive entries for three and twelve months ended March 31, 1997 result from approval by the CPUC of rate increases sufficient to recover previously under-collected purchased water supply costs, supply costs for power purchased for pumping and for resale and groundwater production assessments. The balancing account mechanism insulates earnings from changes in costs of purchased water, power purchased for pumping and groundwater production assessment, all of which are outside the immediate control of the Registrant. However, the balancing account mechanism is not designed to insulate earnings against changes in supply mix.

               Other operating expenses increased by 11.7% and 2.20%, respectively, for the three and twelve months ended March 31, 1997 as compared to the same periods ended March 31, 1996 due chiefly to an increase in the amount of time being charged to this category as well as the effect. In addition, there has been a net increase in the number of persons charging all or a portion of their time to various customer service functions.

               Administrative and general expenses increased by 15.0% and 24.6% for the three and twelve months ended March 31, 1997, respectively, as compared to the same periods ended March 31, 1996. These periods are each affected by an increase in the amount of labor being charged to this category due to the addition of staff as well as increased costs related to recovery of postretirement medical benefits, increased pension and 401-k plan costs and costs of long term incentive compensation plans.

               Depreciation expense increased by 8.0% and 16.0%, respectively, for the three and twelve months ended March 31, 1997 reflecting, among other things, the effects of recording approximately $31 million in net plant additions during 1996, depreciation on which began in January, 1997.

               Taxes on income decreased by 31.7% for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 as a result of lower pre-tax income and a slightly lower marginal state income tax rate.

               Other taxes inceased by 11.4% and 19.4%, respectively, for the three and twelve months ended March 31, 1997 as compared to last year principally due to increased property taxes resulting from higher property valuation.

               Maintenance expense increased by 52.8% and 55.1% for the three and twelve months ended March 31, 1997 as compared to the three and twelve months ended March 31, 1996, respectively. These increases primarily reflect increased emphasis on maintenance of wells, hydrants and valves during the latter part of 1996 and the early part of 1997.

               Interest expense for the three months ended March 31, 1997 decreased by 4.6% as compared to the same period last year due primarily to reduced short-term bank borrowing during the three month period. For the twelve months ended March 31, 1997 interest expense increased by 5.2% over the twelve months ended March 31, 1996 due to higher short-term bank borrowing during the period.

LIQUIDITY AND CAPITAL RESOURCES

               Registrant's construction program is designed to ensure its customers high quality service. Registrant maintains an ongoing distribution main replacement program throughout its customer service areas, based on the priority of leaks detected, fire protection enhancement and a reflection of the underlying replacement schedule. In addition, Registrant upgrades its electric and water supply facilities and is aggressively scheduling meter replacements that conform with CPUC requirements. Registrant's Board of Directors has approved anticipated net capital expenditures of approximately $27.5 million in 1997.

               Registrant funds the majority of its operating expenses, interest payments on its debt, dividends on its outstanding common and preferred shares and makes its mandatory sinking fund payments through internal sources. However, because of the seasonal nature of its water and electric businesses, Registrant utilizes its short-term borrowing capacity on occasion to finance current operating expenses.

               Registrant continues to rely on external sources, including short-term bank borrowing, the receipt of contributions-in-aid-of-construction and advances for construction and install-and-convey advances, to fund the majority of its construction expenditures. The aggregate short-term borrowing capacity available to Registrant under its three bank lines of credit was $37 million as of March 31, 1997. As of March 31, 1997, Registrant had a total of $12.5 million in borrowing outstanding under those bank lines of credit. Registrant routinely employs short-term bank borrowing as an interim financing source prior to executing either a long-term debt or equity issue. Registrant anticipates issuing additional long-term debt in 1997, with the net proceeds initially being used to repay short-term bank borrowings and, after that, fund construction expenditures.

               Registrant has no derivative financial instruments, financial instruments with significant off-balance sheet risks or financial instruments with concentrations of credit risk.

WATER SUPPLY

               For the three months ended March 31, 1997, Registrant supplied a total of 37,697 acre-feet of water as compared to 34,643 acre-feet for the three months ended March 31, 1996. Of the total 37,697 acre-feet of water supplied during the first quarter of 1997, approximately 54.2% came from pumped sources and 45.7% was purchased from others, principally the Metropolitan Water District of Southern California ("MWD") and its member agencies. A minimal amount of total supply came from the United States Bureau of Reclamation (the "Bureau") under a no-cost contract. For the three months ended March 31, 1996, 59.4%, 40.5% and 0.1% was supplied from pumped sources, purchased from MWD and the Bureau, respectively. During the three months ended March 31, 1996, Registrant had purchased additional water rights to facilitate greater levels of pumping. There were no such water rights purchased which would allow for increased pumping during the first quarter of 1997. Registrant has obtained additional water rights and anticipates increasing its pumping of groundwater supply during 1997.

               During the twelve months ended March 31, 1997, Registrant supplied 196,774 acre-feet of water as compared to 186,379 wazzu acre-feet supplied during the twelve months ended March 31, 1996. During the twelve month period ended March 31, 1997, pumped sources provided 54.6% of total supply,

44.1% was purchased and the remaining 1.3% was supplied by the Bureau. For the twelve months ended March 31, 1996, 57.5%, 40.6% and 1.7%, respectively, was supplied from pumped sources, purchased from MWD and the Bureau.

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

               Precipitation during the 1996-1997 winter period provided adequate supply to fill most of the state's reservoirs to near capacity and the outlook for water supply in 1997 is favorable. In those districts of Registrant which pump groundwater, overall groundwater conditions remain at adequate levels allowing Registrant to use groundwater in its resource mix and decrease its dependence on increasingly expensive purchased water. Registrant believes that its water supplies from all sources are adequate to meet current year projected demands.

ENVIRONMENTAL MATTERS

        1996 Amendments to Federal Safe Drinking Water Act

               On August 6, 1996, amendments (the "1996 SDWA amendments") to the Safe Drinking Water Act (the "SDWA") were signed into law. The 1996 SDWA amendments amount to a rewrite of the law that the United States Environmental Protection Agency ("EPA") has been trying to implement for almost ten years. The amendments were developed with significant contributions from water purveyors and regulators. The California Department of Health Services, acting on behalf of the EPA, administers the EPA's program in California.

               The 1996 SDWA revise the 1986 amendments to the SDWA, which required that the EPA set 25 new contaminant standards every three years, with a new process for selecting and regulating contaminants. The EPA can only regulate contaminants that may have adverse health effects, are known or likely to occur at levels of public health concern, and the regulation of which will provide "a meaningful opportunity for health risk reduction." The EPA must, within 18 months of the time that the 1996 SDWA amendments were signed into law, publish a list of contaminants for possible regulation and must update that list every five years. In addition, every five years, the EPA must select at least five contaminants on that list and determine whether to regulate them. The new law allows the EPA to bypass the selection process and adopt interim regulations for contaminants in order to address urgent health threats. Current regulations, however, remain in place and are not subject to the new standard-setting provisions.

               The 1996 SDWA amendments allow the EPA for the first time to base primary drinking water regulations on risk assessment and cost/benefit considerations and on minimizing overall risk. The EPA must base regulations on best available, peer-reviewed science and data from best available methods. For proposed regulations that involve the setting of maximum contaminant levels ("MCL's"), the EPA must use, and seek public comment on, an analysis of quantifiable and non-quantifiable risk-reduction benefits and cost for each such MCL.

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

         Proposed Enhanced Surface Water Treatment Rule

               On July 29, 1994, the EPA proposed an Enhanced Surface Water Treatment Rule ("ESWTR") which would require increased surface-water treatment to decrease the risk of microbial contamination. The EPA has proposed several versions of the ESWTR for promulgation. The version selected for promulgation will be determined based on data collected by certain water suppliers and forwarded to the EPA pursuant to EPA's Information Collection Rule, which requires such water suppliers to monitor microbial and other contaminants in their water supplies and to conduct certain tests in respect of such contaminants. The EPA must adopt interim and final rules pertaining to enhanced surface water treatment according to a negotiated schedule or as soon as practicable. The ESWTR, in any of the forms currently proposed, would apply to each of Registrant's five surface water treatment plants. However, because it is impossible to predict the version of the ESWTR that will be promulgated, Registrant is unable to predict what additional costs, if any, will be incurred to comply with the ESWTR.

         Regulation of Disinfection/Disinfection By-Products

               Registrant will also be subject to the new regulations concerning disinfection/disinfection by-products ("DBPs"), Stage I of which regulations are expected to become effective in June, 1998. These regulations will require reduction of tri-halomethane contaminants from 100 micrograms per liter to 80 micrograms per liter and are expected to affect two of Registrant's systems.

               The EPA must adopt Stage II rules pertaining to DBPs according to a negotiated schedule or as soon as practicable. The EPA is not allowed to use the new cost/benefit analysis provided for in the 1996 SDWA amendments for establishing the Stage II rules applicable to DBPs but may utilize the regulatory negotiating process provided for in the 1996 SDWA amendments to develop the Stage II rule.

         Ground Water Disinfection Rule

               By December, 1998, the EPA is scheduled to propose regulations requiring disinfection of certain groundwater systems and provide guidance on determining which systems must provide disinfection facilities. The EPA may utilize the cost/benefit analysis provided in the 1996 SDWA amendments to establish such regulations. It is anticipated that the regulations will apply to several of Registrant's systems using groundwater supplies. While no assurance can be given as to the nature and cost of any additional compliance measures, if any, Registrant does not believe that such regulations will impose significant compliance costs, since Registrant already currently engages in disinfection of its groundwater systems.

         Regulation of Radon and Arsenic

               Registrant will be subject to new regulations regarding radon and arsenic. EPA must propose an arsenic rule by January 1, 2001 and adopt a rule one year later. EPA has 180 days after enactment of the 1996 SDWA amendments to develop a plan to study ways to reduce arsenic health risk uncertainties and is authorized to enter into cooperative agreements to carry out the study. Depending on the MCL eventually established for arsenic, compliance could cause Registrant to implement costly well-head remedies such as ion exchange or, alternatively, to purchase additional and more expensive water supplies already in compliance for blending with well sources.

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

               In January, 1997, Registrant was notified that ammonium perchlorate had been detected in three of its wells in its Arden-Cordova system. GenCorp Aerojet has, in the past, used ammonium perchlorate in their processing as an oxidizer of rocket fuels. Although neither the EPA nor the DOHS has established a drinking water standard for ammonium perchlorate, Registrant has notified customers in its

Arden-Cordova customer service area of detection of ammonium perchlorate. Registrant has taken the three wells detected with ammonium perchlorate out of service. In April, 1997, Registrant found ammonium perchlorate in three additional wells and has removed those wells from service as well. GenCorp Aerojet has agreed to reimburse Registrant for all necessary and reasonable activities in the construction of a pipeline to for interconnection of the Folsom City and Arden-Cordova water systems to provide an alternative source(s) of water supply in Registrant's Arden-Cordova customer service area.

               Registrant and GenCorp Aerojet are in negotiations on other matters related to procedures to address cleanup of the contaminated wells, costs associated with the cleanup and costs associated with increased costs of purchased water as compared to pumped sources. Registrant is unable to predict when the negotiations will be completed or the likely outcome of such negotiations.

         Matters Relating to Culver City System

               The compound methyl tertiary butyl ether ("MTBE") has been detected in the Charnock Basin located in the city of Santa Monica and Culver City, which lies within Registrant's service area. MTBE is an oxygenate used in reformulated fuels. At the request of the Regional Water Qualify Control Board, the city of Santa Monica and the California Environmental Protection Agency, Registrant removed two of its wells in the Culver City system from service in November, 1996 to help in efforts to avoid further spread of the MTBE contamination plume. Neither of these wells nor any of Registrant's other wells have been found to be contaminated with MTBE. Registrant is purchasing water from the Metropolitan Water District at an increased cost to replace the water supply formerly pumped from the two wells removed from service.

               Several studies are under way to determine the possible sources and causes of the MTBE contamination. The federal EPA is pursuing an enforcement effort to reach a settlement with the potentially responsible parties on matters relating to the cleanup of the contamination as well as to obtain reimbursement from such parties for increased costs incurred by Registrant in purchasing replacement water. Registrant is unable to predict the outcome of the EPA's enforcement effort, and no assurance can be given as to whether Registrant will obtain reimbursement for the increased costs of purchasing water to replace the water formerly pumped from the affected wells in the Culver City system.

         Bear Valley Electric

               There have been no environmental matters that have materially affected or are currently materially affecting Registrant's Bear Valley Electric customer service area.

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

               Registrant filed notices of intent to increase water rates in four ratemaking districts in January, 1997. Registrant is unable to predict if the CPUC will authorize all or any of the proposed increases although it is not anticipated that new rates, if approved, would be effective before January, 1998.

               New rates were effective in May, 1996 in Registrant's Bear Valley Electric customer service area. An additional step increase was effective in January, 1997.

               In November, 1996, Registrant filed an application with the CPUC seeking recovery through rates of costs associated with its participation the coastal aqueduct extension of the State Water Project. Registrant is currently unable to predict if the CPUC will authorize recovery of all or any of the costs associated with its participation in the Project. See Notes to Financial Statements for more information.

WATER-RELATED OPPORTUNITIES

               Registrant continues to pursue strategic opportunities related to the operation of municipally-owned water systems. Registrant has pursued and continues to pursue opportunities to bid on long-term leases and operation contracts on a stand-alone basis or as part of a joint venture.

               In December, 1996, Registrant and U.S. Water, L.L.C., a limited liability company owned by United Infrastructure Company, a general partnership formed by the Bechtel and Peter Kiewet organizations, and by Northwest Water Holdings, Inc., a subsidiary of United Utilities PLC, a water and electric utility based in the United Kingdom, formed Golden State Water Company LLC ("GSWC") for the purpose of pursuing potential opportunities to lease, or operate and maintain, municipally owned retail water supply and distribution systems and water treatment, wastewater collection and wastewater treatment facilities in California. GSWC has submitted a bid to the city of Garden Grove ("Garden Grove") to operate and maintain its water system. The bid remains subject to approval by Garden Grove. No assurance can be given that Garden Grove will approve GSWC's bid or that GSWC will ultimately be retained to operate and maintain the city's water system or perform any other services for Garden Grove. There can be no assurance that any other such opportunities will materialize or that, if they do, Registrant (either jointly with GSWC or alone) would be successful in consummating any such lease and/or maintenance and operation arrangements.

FORWARD-LOOKING INFORMATION

               Certain matters discussed in this Report (including the documents incorporated herein by reference) are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as Registrant "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe Registrant's future plans, objectives, estimates or goals are also forward-looking statements. Such statements address future events and conditions concerning capital expenditures, earnings, litigation, rate and other regulatory matters, adequacy of water supplies, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements, by reason of factors such as utility restructuring, including ongoing state and federal activities; future economic conditions, including changes in customer demand; future climatic conditions; legislative, regulatory and other circumstance affecting anticipated revenues and costs.


                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

               On April 24, 1997, a complaint for negligence, wrongful death, strict liability, trespass, public nuisance, private nuisance, negligence per se, strict liability for ultrahazardous activities and fraudulent concealment was filed in Los Angeles Superior Court on behalf of more than 140 plaintiffs. The plaintiffs allege that (i) they are, and at all relevant times were customers of Registrant, (ii) for a period of more than twenty years, Registrant has provided and continues to provide them with contaminated water from wells located in an area of the San Gabriel Valley that has been designated a federal environmental (EPA) superfund site, and (iii) the maintenance of this contaminated well water has resulted in the contamination of the ground water, soil, subsurface soil and air with trichloroethylene, percholoroethene and carbon tetrachloride and other solvents. The plaintiffs allege that Registrant's actions were the direct and legal cause of injuries to the plaintiffs' person, personal property and financial interests in undetermined amounts to be determined at trial. Plaintiffs seek damages, including general, special, and punitive damages, according to proof at trial, as well as reasonable attorney's fees and costs of suit, and other appropriate relief. Registrant has not yet been served in this action and has therefore not responded to the allegations in court.

               Registrant has provided water service in portions of the San Gabriel Valley for over 60 years and portions of the San Gabriel Valley have been designated federal environmental superfund sites. Registrant has not been notified that it is a potentially responsible party with respect to any of these sites. Registrant has commenced a review and evaluation of the plaintiff's claims and its insurance coverage for environmental liabilities during the past 25 years. In light of the breadth and nonspecificity of the plaintiff's claims, the fact that the complaint was recently filed, Registrant has not yet been served and discovery has not yet commenced and the lack of factual information regarding the plaintiff's claims, Registrant is unable to determine at this time what, if any, potential liability it may have with respect to these claims. Nonetheless, Registrant will vigorously defend itself against the allegations.

               Registrant is also subject to ordinary routine litigation incidental to its business. Other than as disclosed above, no legal proceedings are pending (except such incidental litigation) to which Registrant is a party or of which any of its properties is the subject which are believed by Registrant to be material.

ITEM 2.   CHANGES IN SECURITIES

               As of March 31, 1997, earned surplus amounted to $49,418,000. Of this amount, $27,197,000 was restricted as to payment of cash dividends on Registrant's Common Shares.

               As of March 31, 1997, authorized but unissued Common Shares includes 89,226 and 71,408 Common Shares reserved for issuance under Registrant's Dividend Reinvestment and Common Share Purchase Program and Investment Incentive Program ("401-k"), respectively. Common Shares reserved for the 401-k Plan are in relation to the matching contributions by Registrant and for investment purposes by participants.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

               None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               On or about March 27, 1997, common and preferred shareholders of Registrant were mailed a Notice of Annual Meeting and a Proxy Statement. Shareholders were requested to vote their shares for the election of a slate of seven directors to serve until the next annual meeting and until their successors are chosen and qualified. The following table presents the results of the election presented at the Annual Meeting of Shareholders on April 29, 1997:

                                PERCENT VOTE      PERCENT VOTE
                  NAME              "FOR"          "AGAINST"
                  ----          ------------      ------------
        James L. Anderson           94.38%           5.62%
        Jean E. Auer                94.47%           5.53%
        William V. Caveney          94.36%           5.64%
        N.P. Dodge, Jr.             94.40%           5.60%
        Robert F. Kathol            94.50%           5.50%
        Lloyd E. Ross               94.45%           5.55%

               In addition, at the Annual Meeting of Shareholders on April 29, 1997, shareholders approved by a 81.23% affirmative vote, an amendment to Registrant's Articles Of Incorporation to increase the number of authorized Common Shares from 10,000,000 to 30,000,000.

ITEM 5.   OTHER INFORMATION

               On April 28, 1997, the Board of Directors of Registrant declared a regular quarterly dividend of $0.31 per common share. The dividend will be paid June 1, 1997 to shareholders of record as of the close of business on May 12, 1997. In other actions, the Board of Directors declared regular quarterly dividends of $0.25 per share, $0.265625 per share and $0.3125 per share on its 4%, 4-1/4% and 5% Cumulative Preferred Shares, respectively.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     None.

                                   SIGNATURES


               Pursuant to the requirements of Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer and chief financial officer.



                                  SOUTHERN CALIFORNIA WATER COMPANY



                                  By : /s/ McCLELLAN HARRIS III
                                       ----------------------------------
                                            McClellan Harris III
                                         Vice President - Finance,
                                         Chief Financial Officer,
                                         Treasurer and Secretary


Dated:  May 14, 1997