Form 10-Q
period 1997-06-30
SOUTHERN CALIFORNIA WATER CO
filed 1997-07-31
CIK 92116

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


       For Quarter Ended JUNE 30, 1997       Commission file number 0-1121


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

              As of July 31, 1997, the number of shares outstanding
               of the Registrant's Common Shares, Par Value $2.50,
                                 was 8,957,671.

                        SOUTHERN CALIFORNIA WATER COMPANY

                                    FORM 10-Q

                                      INDEX

                                                                                       Page No.
                                                                                       --------
PART I          FINANCIAL INFORMATION

Item 1:          Financial Statements                                                         1

                 Balance Sheets as of June 30, 1997 and December 31, 1996                 2 - 3

                 Statements of Income for the Three Months Ended
                   June 30, 1997 and June 30, 1996                                            4

                 Statements of Income for the Six Months Ended
                   June 30, 1997 and June 30, 1996                                            5

                 Statements of Income for the Twelve Months Ended
                   June 30, 1997 and June 30, 1996                                            6

                 Statements of Cash Flows for the Six Months Ended
                   June 30, 1997 and June 30, 1996                                            7

                Notes to Financial Statements                                                8

Item 2:         Management's Discussion and Analysis of Financial Condition
                   and Results of Operation                                              9 - 17



PART II         OTHER INFORMATION

Item 1:         Legal Proceedings                                                            18

Item 2:         Changes in Securities                                                        18

Item 3:         Defaults Upon Senior Securities                                              19

Item 4:         Submission of Matters to a Vote of Security Holders                          19

Item 5:         Other Information                                                            19

Item 6:         Exhibits and Reports on Form 8-K                                             19

                Signature                                                                    20

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

                        SOUTHERN CALIFORNIA WATER COMPANY
                                 BALANCE SHEETS
                                     ASSETS

                                                                                          JUNE 30,             DECEMBER 31,
                                                                                            1997                   1996
                                                                                      -----------------      ------------------
                                                                                        (Unaudited)
                                                                                                   (in thousands)
UTILITY PLANT, at cost

Water..........................................................................               $415,926                $411,852
Electric.......................................................................                 33,766                  33,300
                                                                                      -----------------      ------------------

                                                                                               449,692                 445,152
  Less - Accumulated depreciation..............................................               (120,491)               (114,086)
                                                                                      -----------------      ------------------

                                                                                               329,201                 331,066
  Construction work in progress................................................                 37,482                  26,710
                                                                                      -----------------      ------------------

                                                                                               366,683                 357,776
                                                                                      -----------------      ------------------

OTHER PROPERTY AND INVESTMENTS.................................................                  1,274                     774
                                                                                      -----------------      ------------------

CURRENT ASSETS
  Cash and cash equivalents....................................................                    569                   3,783
  Accounts receivable -
    Customers, less reserves of $269
      in 1997 and $385 in 1996.................................................                 10,282                   7,870
    Other......................................................................                  1,615                   1,713
  Unbilled revenue.............................................................                 10,477                  12,596
  Materials and supplies, at average cost......................................                  1,379                   1,292
  Supply cost balancing accounts...............................................                  4,182                   6,273
  Prepayments and other........................................................                  4,476                   6,933
  Accumulated deferred income taxes - net......................................                  4,372                   3,302
                                                                                      -----------------      ------------------
                                                                                                37,352                  43,762
                                                                                      -----------------      ------------------

DEFERRED CHARGES
  Regulatory tax-related assets................................................                 22,795                  23,201
  Other deferred charges.......................................................                  4,963                   5,409
                                                                                      -----------------      ------------------
                                                                                                27,758                  28,610
                                                                                      -----------------      ------------------

                                                                                              $433,067                $430,922
                                                                                      =================      ==================



   The accompanying notes are an integral part of these financial statements.

                        SOUTHERN CALIFORNIA WATER COMPANY
                                 BALANCE SHEETS
                         CAPITALIZATION AND LIABILITIES

                                                                                      JUNE 30,                DECEMBER 31,
                                                                                        1997                      1996
                                                                                   ---------------          ------------------
                                                                                    (Unaudited)
                                                                                                 (in thousands)
CAPITALIZATION
  Common shareholders' equity..................................................          $147,031                    $146,766
  Preferred shares.............................................................             1,600                       1,600
  Preferred shares subject to mandatory
    redemption requirements....................................................               480                         480
  Long-term debt...............................................................           111,321                     107,190
                                                                                   ---------------          ------------------

                                                                                          260,432                     256,036
                                                                                   ---------------          ------------------


CURRENT LIABILITIES
  Notes payable to banks.......................................................            14,000                      16,000
  Long-term debt and preferred shares
    due within one year........................................................               191                         482
  Accounts payable.............................................................            11,857                      12,865
  Taxes payable................................................................             6,490                       5,777
  Accrued interest.............................................................             1,809                       1,772
  Other accrued liabilities ...................................................             8,243                       7,792
                                                                                   ---------------          ------------------

                                                                                           42,590                      44,688
                                                                                   ---------------          ------------------

OTHER CREDITS
  Advances for construction....................................................            54,612                      55,848
  Contributions in aid of construction.........................................            28,074                      28,158
  Accumulated deferred income taxes - net......................................            41,713                      40,404
  Unamortized investment tax credits...........................................             1,973                       1,995
  Regulatory tax-related liability.............................................             3,292                       3,337
Other..........................................................................               381                         456
                                                                                   ---------------          ------------------

                                                                                          130,045                     130,198
                                                                                   ---------------          ------------------

                                                                                         $433,067                    $430,922
                                                                                   ===============          ==================


   The accompanying notes are an integral part of these financial statements.

                        SOUTHERN CALIFORNIA WATER COMPANY
                              STATEMENTS OF INCOME
                              FOR THE THREE MONTHS
                          ENDED JUNE 30, 1997 AND 1996
                                   (Unaudited)

                                                                                             THREE MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                    ----------------------------------------
                                                                                        1997                       1996
                                                                                    --------------             -------------
                                                                                           (in thousands, except
                                                                                             per share amounts)
OPERATING REVENUES
  Water........................................................................           $36,895                   $37,444
  Electric.....................................................................             2,448                     2,450
                                                                                    --------------             -------------
                                                                                           39,343                    39,894
                                                                                    --------------             -------------
OPERATING EXPENSES
  Water purchased..............................................................             9,758                    10,420
  Power purchased for pumping..................................................             1,724                     1,681
  Power purchased for resale...................................................               902                     1,104
  Groundwater production assessment............................................             2,457                     1,489
  Supply cost balancing accounts...............................................             2,123                     1,802
  Other operating expenses.....................................................             3,324                     3,201
  Administrative and general expenses..........................................             5,463                     5,151
  Depreciation.................................................................             2,751                     2,526
  Maintenance..................................................................             1,730                     1,791
  Taxes on income..............................................................             2,198                     2,924
  Other taxes..................................................................             1,540                     1,319
                                                                                    --------------             -------------

                                                                                           33,970                    33,408
                                                                                    --------------             -------------

  Operating income.............................................................             5,373                     6,486
OTHER INCOME...................................................................               216                       200
                                                                                    --------------             -------------

  Income before interest charges...............................................             5,589                     6,686
INTEREST CHARGES...............................................................             2,508                     2,584
                                                                                    --------------             -------------

NET INCOME......................................................................            3,081                     4,102
DIVIDENDS ON PREFERRED SHARES..................................................               (23)                      (24)
                                                                                    --------------             -------------

EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS.....................................            $3,058                    $4,078
                                                                                    ==============             =============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING..................................             8,958                     7,848
                                                                                    ==============             =============

Earnings Per Common Share......................................................             $0.34                     $0.52
                                                                                    ==============             =============

Dividends Declared Per Common Share............................................            $0.310                    $0.305
                                                                                    ==============             =============


   The accompanying notes are an integral part of these financial statements.

                        SOUTHERN CALIFORNIA WATER COMPANY
                              STATEMENTS OF INCOME
                               FOR THE SIX MONTHS
                          ENDED JUNE 30, 1997 AND 1996
                                   (Unaudited)

                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                    ----------------------------------------
                                                                                        1997                       1996
                                                                                    --------------             -------------
                                                                                           (in thousands, except
                                                                                             per share amounts)
OPERATING REVENUES
  Water........................................................................           $65,482                   $64,504
  Electric.....................................................................             6,067                     5,786
                                                                                    --------------             -------------

                                                                                           71,549                    70,290
                                                                                    --------------             -------------
OPERATING EXPENSES
      Water purchased..........................................................            17,597                    17,117
      Power purchased for pumping..............................................             3,006                     3,246
      Power purchased for resale...............................................             2,294                     2,655
      Groundwater production assessment........................................             3,582                     2,886
      Supply cost balancing assessment.........................................             2,681                     1,626
      Other operating expenses.................................................             6,802                     6,315
      Administrative and general expenses......................................            10,780                     9,777
      Depreciation.............................................................             5,478                     5,051
      Maintenance..............................................................             3,797                     3,143
      Taxes on income..........................................................             3,303                     4,542
      Other taxes..............................................................             3,118                     2,736
                                                                                    --------------             -------------

                                                                                           62,438                    59,094
                                                                                    --------------             -------------

      Operating income.........................................................             9,111                    11,196
OTHER INCOME...................................................................               260                       248
                                                                                    --------------             -------------

      Income before interest charges...........................................             9,371                    11,444
INTEREST CHARGES...............................................................             4,978                     5,174
                                                                                    --------------             -------------

NET INCOME.....................................................................             4,393                     6,270
DIVIDENDS ON PREFERRED SHARES..................................................               (46)                      (48)
                                                                                    --------------             -------------

EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS.....................................            $4,347                    $6,222
                                                                                    ==============             =============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING..................................             8,956                     7,847
                                                                                    ==============             =============

Earnings Per Common Share......................................................             $0.49                     $0.79
                                                                                    ==============             =============

Dividends Declared Per Common Share............................................             $0.62                     $0.61
                                                                                    ==============             =============


   The accompanying notes are an integral part of these financial statements.

                        SOUTHERN CALIFORNIA WATER COMPANY
                              STATEMENTS OF INCOME
                              FOR THE TWELVE MONTHS
                          ENDED JUNE 30, 1997 AND 1996
                                   (Unaudited)

                                                                                          TWELVE MONTHS ENDED
                                                                                                JUNE 30,
                                                                                   -------------------------------------
                                                                                       1997                   1996
                                                                                   -------------          --------------
                                                                                          (in thousands, except
                                                                                            per share amounts)
OPERATING REVENUES
  Water........................................................................        $140,975                $131,631
  Electric.....................................................................          11,813                  11,123
                                                                                   -------------          --------------
                                                                                        152,788                 142,754
                                                                                   -------------          --------------
OPERATING EXPENSES
    Water purchased............................................................          38,835                  36,783
    Power purchased for pumping................................................           7,471                   8,154
    Power purchased for resale.................................................           5,464                   5,320
    Groundwater production assessment..........................................           6,642                   6,157
    Supply cost balancing accounts.............................................           3,119                      90
    Other operating expenses...................................................          13,907                  13,536
    Administrative and general expenses........................................          21,553                  18,115
    Depreciation...............................................................          10,529                   9,238
    Maintenance................................................................           8,398                   5,684
    Taxes on income............................................................           9,045                  10,281
    Other taxes................................................................           6,480                   5,477
                                                                                   -------------          --------------

                                                                                        131,443                 118,835
                                                                                   -------------          --------------

    Operating income...........................................................          21,345                  23,919
                                                                                   -------------          --------------

OTHER INCOME...................................................................             541                     510
                                                                                   -------------          --------------

    Income before interest charges.............................................          21,886                  24,429
INTEREST CHARGES...............................................................          10,305                  10,139
                                                                                   -------------          --------------

NET INCOME.....................................................................          11,581                  14,290
DIVIDENDS ON PREFERRED SHARES..................................................             (93)                    (95)
                                                                                   -------------          --------------

EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS.....................................         $11,488                 $14,195
                                                                                   =============          ==============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING..................................           8,445                   7,846
                                                                                   =============          ==============

Earnings Per Common Share......................................................           $1.36                   $1.81
                                                                                   =============          ==============

Dividends Declared Per Common Share............................................          $1.235                  $1.215
                                                                                   =============          ==============


   The accompanying notes are an integral part of these financial statements.

                        SOUTHERN CALIFORNIA WATER COMPANY
                              CASH FLOW STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (Unaudited)

                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                     -------------------------------------
                                                                                           1997                   1996
                                                                                     ------------------      -------------
                                                                                                  (in thousands)
CASH FLOWS FROM
  Operating Activities:
    Net income.................................................................               $4,393               $6,270
    Adjustments for non-cash items:
    Depreciation and amortization..............................................                5,671                5,199
      Deferred income taxes and
        investment tax credits.................................................                  577                  851
      Other - net..............................................................                 (798)                (546)
    Changes in assets and liabilities:
      Accounts receivable......................................................               (2,412)              (1,638)
      Prepayments..............................................................                2,457                1,978
      Supply cost balancing accounts...........................................                2,091                1,391
      Accounts payable.........................................................               (1,008)               4,629
      Taxes payable............................................................                  713                 (546)
      Unbilled revenue.........................................................                2,119               (3,438)
      Other....................................................................                  499                   (6)
                                                                                     ----------------      ----------------
        Net Cash Provided......................................................               14,302               14,144
                                                                                     ----------------      ----------------

  Financing Activities:
    Issuance of securities.....................................................                5,370                  206
    Receipt of advances and contributions......................................                  619                1,646
    Repayments of long-term debt and
      redemption of preferred shares...........................................                  (59)             (15,327)
    Refunds on advances........................................................               (2,393)              (2,162)
    Net change in notes payable to banks.......................................               (2,000)              23,500
    Common and preferred dividends paid........................................               (5,605)              (4,861)
                                                                                     ----------------      ----------------
         Net Cash Provided/(Used)..............................................               (4,068)               3,002
                                                                                     ----------------      ----------------

  Investing Activities:
   Construction expenditures...................................................              (13,448)             (14,549)
                                                                                     ----------------       ---------------
         Net Cash Used.........................................................              (13,448)             (14,549)
                                                                                     ----------------       ---------------

  Net Increase (Decrease) in Cash and Cash Equivalents.........................               (3,214)               2,597

  Cash and Cash Equivalents, Beginning of period...............................                3,783                  343
                                                                                     ----------------      ----------------

  Cash and Cash Equivalents, End of period.....................................                 $569               $2,940
                                                                                     ================      ================


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

  3. In November, 1996, Registrant filed an application with the California Public Utilities Commission (CPUC) seeking approval of its recovery through rates of costs associated with its participation in the Coastal Aqueduct Extension of the State Water Project (SWP). Registrant's current investment in SWP is approximately $1.8 million and is included in utility plant. Registrant is investigating alternative methods to recover its investment in the SWP including, but not limited to, an assessment per lot or other measurable unit for each new hookup to Registrant's water systems. This recovery method also requires CPUC approval and no assurance can be given that the CPUC will deny or approve recovery through rates of all or any costs associated with such participation.

  4. Registrant implemented increased water rates in six of its rate-making districts on January 1, 1996 and additional step increases were effective in January, 1997. Water rates in two additional customer service areas were increased on January 1, 1997 to recover costs associated with capital projects in those areas. Registrant filed Notices of Intent to increase water rates in three rate-making districts in January, 1997. Registrant has received CPUC staff reports and is currently reviewing the staff's position. New rates were effective in May, 1997 in Registrant's Bear Valley Electric customer service area. An additional step increase was effective in January, 1997. See the section entitled "Rates and Regulation" for more information.

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

  6. In February, 1997, the Financial Accounting standards Board issued SFAS No. 128, "Earnings per Share". This statement, which is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, establishes simplified standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 requires dual presentation of basic and diluted EPS on the face on the income statement for entities with complex capital structures and disclosure of the calculation of each EPS amount. Registrant does not anticipate that adoption of SFAS No. 128 will have a significant impact on reported earnings.

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

                    Registrant is organized into three regions operating within 75 communities in 10 counties in the State of California and provides water service in 21 customer service areas. As of June 30, 1997, about 73% of Registrant's water customers were located in the greater metropolitan areas of Los Angeles and Orange Counties. Registrant also provides electric service to the City of Big Bear Lake and surrounding areas in San Bernardino County. Beginning in June, 1996, all electric energy sold by Registrant to customers in its Bear Valley Electric customer service area was purchased under an energy brokerage contract with ENOVA Energy Management, Inc. Prior to June, 1996, all energy sold was purchased from the Southern California Edison Company subsidiary of Edison International. Registrant served 240,893 water customers and 20,495 electric customers at June 30, 1997, or a total of 261,378 customers compared with 259,612 total customers at June 30, 1996.

RESULTS OF OPERATION

                    Earnings per common share for the three months ended June 30, 1997 decreased by 34.6% to $0.34 per share as compared to $0.52 per share for the comparable period last year. For the six months ended June 30, 1997, earnings per share decreased to $0.49 as compared to $0.79 for the six months ended June 30, 1996. Earnings for the twelve months ended June 30, 1997 decreased by 24.9% to $1.36 per share as compared to $1.81 per share for the twelve months ended June 30, 1996. The decline in the recorded results is primarily attributable to increased supply costs during the first and second quarters of 1997, as is more fully discussed below. Registrant anticipates utilizing an increasing amount of pumped water in its resource mix for the remainder of 1997 although earnings levels are expected to remain below those reported for last year.

                    As compared to the same periods last year, water sales volumes for the three, six and twelve months ended June 30, 1997 increased by 4.9%, 7.9% and 5.5%, respectively. Water operating revenues increased by 1.5% and 7.1% for the six and twelve months ended June 30, 1997, respectively, over the same periods of last year as a result of the impact of both increased sales and general, step and attrition rate increases.

                    In April 1997, Registrant revised its meter reading procedure, reducing the number of meter reading cycles from 21 to 19 to ensure that all consumption registered through the meter in any month is billed in that same month. This revised procedure caused a reduction in the not-billed portion of the unbilled revenue calculation. As a result, for the three months ended June 30, 1997, water operating revenues remained relatively unchanged. This revised procedure also affected the six month results and, to a lesser degree, the twelve month results.

                    Kilowatt-hour sales of electricity increased by 4.29% and 5.19% for the six and twelve months ended June 30, 1997, respectively, as compared to the same periods last year and, as a result of the increased sales and new rates effective January 1, 1997, electric operating revenues for the same periods increased by 4.9% and 6.2%, respectively, from last year. For the three months ended June 30, 1997, electric operating revenues remained essentially unchanged although kilowatt-hour sales decreased by 5.3% from last year. The decrease in sales was significantly affected by reduced billings to industrial customers which have a lower unit rate that do residential and commercial customers.

                    Purchased water costs are 2.8%, and 5.6% greater, respectively, for the six and twelve months ended June 30, 1997 as compared to the same periods last year reflecting increased amounts of purchased water in Registrant's resource mix. For the three months ended June 30, 1997, purchased water costs declined by 6.4% from last year. Each of the three periods is affected by refunds received by Registrant from the Metropolitan Water District of Southern California ("MWD") which totaled approximately $1.984 million in the aggregate.

                    Costs of power purchased for pumping decreased by 7.4% and 8.4%, respectively, for the six and twelve months ended June 30, 1997 as compared to the same periods ended June 30, 1996 due to decreased pumped water volumes in Registrant's resource mix. Costs for pumping increased by 2.6% during the three months ended June 30, 1997 due to increased pumping volumes in Registrant's supply mix.

                    Costs of power purchased for resale decreased by 18.3% and 13.6% for the three and six months ended June 30, 1997, respectively, as compared to the same periods ended June 30, 1996. The decreased costs are the result generally of reduced rates due to the effects of deregulation as well as the sale of energy back to the provider in April 1997 which reduced energy costs by approximately $110,000. As compared to last year, costs of power purchased for resale increased by 2.7% for the twelve months ended June 30, 1997 due to increased energy sales.

                    Groundwater production assessments are 65.0%, 24.1% and 7.9% higher for the three, six and twelve months ended June 30, 1997 as compared to the comparable periods last year due to increased supply during the recent quarter from pumped sources. The comparisons are also affected by a charge of approximately $750,000 in June, 1997 for additional assessments associated with increased pumping in Registrant's San Gabriel Valley and San Dimas customer service areas, which are recoverable through the balancing account.

                    A positive entry for the provision for supply cost balancing accounts reflects recovery of previously under-collected supply costs. Conversely, a negative entry for the provision for supply cost balancing accounts reflects an undercollection of previously incurred supply costs. The positive entries for the three, six and twelve months ended June 30, 1997 result from approval by the CPUC of rate increases sufficient to recover previously under-collected purchased water supply costs, supply costs for power purchased for pumping and groundwater production assessments. The balancing account mechanism insulates earnings from changes in costs of purchased water, power purchased for pumping or resale and groundwater production assessments, all of which are outside the immediate control of Registrant. However, the balancing account mechanism is not designed to insulate earnings against changes in supply mix, as occurred during the first and second quarters of 1997. See the section entitled "Water Supply."

                    Other operating expenses increased by 3.8%, 7.7% and 2.7%, respectively, for the three, six and twelve months ended June 30, 1997 as compared to the same periods ended June 30, 1996 due chiefly to an increase in the percentage of labor being charged to this category. In addition, there has been, relative to the periods last year, an increase in the number of persons charging all or a portion of their time to various customer service functions.

                    Administrative and general expenses increased by 6.1%, 10.3% and 19.0% for the three, six and twelve months ended June 30, 1997, respectively, as compared to the same periods ended June 30, 1996. These periods are each affected by an increase in the amount of labor being charged to this category due to additions to staff as well as increased costs associated with health insurance, recovery of postretirement medical benefits and pension and 401-k plan costs.

                    Depreciation expense, increased by 8.9%, 8.5% and 14.0%, respectively, for the three, six and twelve months ended June 30, 1997 reflecting, among other things, the effects of recording approximately $31 million in net plant last year, depreciation on which began in January, 1997.

                    Taxes on income decreased by approximately 24.8%, 27.3% and 12.0%, respectively, for the three, six and twelve months ended June 30, 1997 as compared to the three, six and twelve months ended June 30, 1996 primarily as a result of lower pre-tax income and a slightly lower marginal state income tax rate.

                    For the three, six and twelve month periods ending June 30, 1997, other taxes increased by 16.8%, 14.0% and 18.3%, respectively, as compared to the same time periods ending June 30, 1996 primarily due to increased property taxes resulting from higher valuation assessments.

                    Maintenance expense increased by 20.8% and 47.7%, respectively, for the six and twelve months ended June 30, 1997 as compared to last year reflecting increased maintenance on wells, hydrants and valves. For the three months ended June 30, 1997, maintenance expense decreased by 3.4% as maintenance on wells is completed.

                    Interest expense for the three and six months ended June 30, 1997 decreased by 2.9% and 3.8%, respectively, over the comparable 1996 time periods due primarily to reduce bank borrowings during these periods. Interest expense increased by 1.6% for the twelve months ended June 30, 1997 as compared to the same period last year due to slightly higher rates on bank borrowing.

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

                    Registrant continues to rely on external sources, including short-term bank borrowing, the receipt of contributions-in-aid-of-construction and advances for construction and install-and-convey advances, to fund the majority of its construction expenditures. The aggregate short-term borrowing capacity available to Registrant under its three bank lines of credit was $37 million as of June 30, 1997. As of June 30, 1997, Registrant had a total of $14 million in borrowing outstanding under those bank lines of credit. Registrant routinely employs short-term bank borrowing as an interim financing source prior to executing either a long-term debt or equity issue. Registrant anticipates issuing additional long-term debt in

1997, with the net proceeds initially being used to repay short-term bank borrowings and, after that, fund construction expenditures.

                    Registrant has no derivative financial instruments, financial instruments with significant off-balance sheet risks or financial instruments with concentrations of credit risk.

WATER SUPPLY

                    For the three months ended June 30, 1997, Registrant produced a total of 55,591 acre-feet of water.. Of this amount, approximately 55% came from pumped sources and 44.3% was purchased from others, principally the Metropolitan Water District of Southern California ("MWD"). The remaining amount was supplied by the Bureau of Reclamation (the "Bureau") under a no-cost contract. During the three months ended June 30, 1996, Registrant produced 53,481 acre-feet of water, 56.7% of which came from pumped sources, 42.6% was purchased and the remainder was supplied by the Bureau.

                    For the six months ended June 30, 1997, Registrant produced 92,317 acre-feet of water, 54.7% of which came from pumped sources, 44.9% was purchased and the remaining amount was supplied by the Bureau. During the six months ended June 30, 1996, Registrant produced 88,125 acre-feet of water. Of this amount, 58.3% came from pumped sources, 41.2% was purchased and the remainder was provided by the Bureau.

                    During the twelve months ended June 30, 1997, Registrant produced 197,693 acre-feet of water whereas Registrant produced 193,501 acre-feet produced during the twelve months ended June 30, 1996. During the twelve month period ended June 30, 1997, 54.1% of total supply came from pumped sources, 44.6% was purchased and the remaining was supplied by the Bureau. During 1996, 57.4% of total supply came from pumped sources, 41.1% was purchased and the remainder came from the Bureau.

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

                    Precipitation during the 1996-1997 winter period provided adequate supply to fill most of the state's storage reservoirs to near capacity and the outlook for water supply in 1997 remains favorable. In those customer service areas of Registrant which pump groundwater, overall groundwater conditions remain at adequate levels. However, certain of Registrant's groundwater supply have been affected to varying degrees by various forms of contamination which, in some cases, has caused Registrant to utilize increasingly more purchased water in its resource mix. Registrant believes that its available water supplies from all sources are adequate to meet current year projected demand.

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

                  In January, 1997, Registrant was notified that ammonium perchlorate had been detected in three of its wells in its Arden-Cordova system. GenCorp Aerojet has, in the past, used ammonium perchlorate in their processing as an oxidizer of rocket fuels. Registrant has taken the three wells detected with ammonium perchlorate out of service. Although neither the EPA nor the DOHS has established a drinking water standard for ammonium perchlorate, DOHS has established an action level of 18 ppb which requires Registrant to notify customers in its Arden-Cordova customer service area of detection of ammonium perchlorate in amounts in excess of this action level. In April, 1997, Registrant found ammonium perchlorate in three additional wells and had removed those wells from service until it was determined that the levels were safe. These three wells have been returned to service and are being closely monitored to ensure compliance with the DOHS action level. GenCorp Aerojet has agreed to reimburse Registrant for all necessary and reasonable activities in the construction of a pipeline to for interconnection of the Folsom City and Arden-Cordova water systems to provide an alternative source(s) of water supply in Registrant's Arden-Cordova customer service area.

                  Registrant has been able, pursuant to establishment by DOHS of an interim MCL for perchlorate, to return three wells to service. Registrant provides continual monitoring of these wells to ensure that levels of perchlorate are below the MCL currently in effect.

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

                  Registrant filed notices of intent to increase water rates in four ratemaking districts in January, 1997 although only three applications were actually filed. Registrant has received CPUC staff reports on the three pending applications and has entered into settlement negotiations. Registrant is unable to predict if a settlement of issues will be achieved or, if such a settlement is achieved, whether the CPUC will authorize all or any of the proposed increases, although it is not anticipated that new rates, if approved, would be effective before January, 1998.

                  In November, 1996, Registrant filed an application with the CPUC seeking recovery through rates of $1.8 million in costs associated with its participation the coastal aqueduct extension of the State Water Project ("SWP"). Registrant is also pursuing alternative forms of recovery of its investment in SWP including assessment of costs to new construction based on a charge per new lot or other applicable unit of measurement, which assessment will require CPUC approval. Registrant is currently unable to predict if the CPUC will authorize recovery of all or any of the costs associated with its participation in the Project. See Notes to Financial Statements for more information.

                  New rates were effective in May, 1996 in Registrant's Bear Valley Electric customer service area. An additional step increase was effective in January, 1997.

WATER-RELATED OPPORTUNITIES

                  Registrant continues to pursue strategic opportunities related to the operation of municipally-owned water systems. Registrant has pursued and continues to pursue opportunities to bid on long-term leases and operation contracts on a stand-alone basis or as part of a joint venture. In December, 1996, Registrant and U.S. Water, L.L.C., a limited liability company owned by United Infrastructure Company, a general partnership formed by the Bechtel and Peter Kiewet organizations, and by Northwest Water Holdings, Inc., a subsidiary of United Utilities PLC, a water and electric utility based in the United Kingdom, formed Golden State Water Company LLC ("GSWC") for the purpose of pursuing potential opportunities to lease, or operate and maintain, municipally owned retail water supply and distribution systems and water treatment, wastewater collection and wastewater treatment facilities in California. There can be no assurance that such opportunities will materialize or that, if they do, Registrant (either jointly with GSWC or alone) would be successful in consummating any such lease and/or maintenance and operation arrangements.

ACCOUNTING STANDARD

                  In February, 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share". This statement, which is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, establishes simplified standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 requires dual presentation of basic and diluted EPS on the face on the income statement for entities with complex capital structures and disclosure of the calculation of each EPS amount. Registrant does not anticipate that adoption of SFAS No. 128 will have a significant impact on reported earnings.

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

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

                  On April 24, 1997, a complaint for negligence, wrongful death, strict liability, trespass, public nuisance, private nuisance, negligence per se, strict liability for ultrahazardous activities and fraudulent concealment was filed in Los Angeles Superior Court on behalf of more than 140 plaintiffs. The plaintiffs allege that (i) they are, and at all relevant times were, customers of Registrant, (ii) for a period of more than twenty years, Registrant has provided and continues to provide them with contaminated water from wells located in an area of the San Gabriel Valley that has been designated a federal environmental (EPA) superfund site, and (iii) the maintenance of this contaminated well water has resulted in contamination of the ground water, soil, subsurface soil and air with trichloroethylene, perchloroethene and carbon tetrachloride and other solvents. The plaintiffs allege that Registrant's actions were the direct and legal cause of injuries to the plaintiffs' person, personal property and financial interests in undetermined amounts to be determined at trial. Plaintiffs seek damages, including general, special, and punitive damages, according to proof at trial, as well as reasonable attorney's fees and costs of suit, and other appropriate relief. Registrant was served on June 3, 1997 and Registrant has not yet responded to the allegations in court.

                  Registrant has provided water service in portions of the San Gabriel Valley for over 60 years and portions of the San Gabriel Valley have been designated federal environmental superfund sites. Registrant has not been previously notified that it is a potentially responsible party with respect to any of these sites. Registrant has commenced a review and evaluation of the plaintiff's claims and its insurance coverage for environmental liabilities during the past 25 years. In light of the breadth of the plaintiff's claims, the lack of factual information regarding the plaintiff's claims and the fact that the complaint was recently served, discovery has not yet commenced, Registrant is unable to determine at this time what, if any, potential liability it may have with respect to these claims. Nonetheless, Registrant will vigorously defend itself against the allegations.

                  Registrant is also subject to ordinary routine litigation incidental to its business. Other than as disclosed above, no legal proceedings are pending, except such incidental litigation, to which Registrant is a party or of which any of its properties is the subject which are believed to be material.

ITEM 2.   CHANGES IN SECURITIES

                   As of June 30, 1997, earned surplus amounted to $49,700,000. Of this amount, $23,256,000 was restricted as to payment of cash dividends on Registrant's Common Shares.

                   As of June 30, 1997, authorized but unissued Common Shares includes 89,226 and 71,408 Common Shares reserved for issuance under Registrant's Dividend Reinvestment and Common Share Purchase Program and Investment Incentive Program ("401-k"), respectively. Common Shares reserved for the 401-k Plan are in relation to the matching contributions by Registrant and for investment purposes by participants.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                   On or about March 27, 1997, common and preferred shareholders of Registrant were mailed a Notice of Annual Meeting and a Proxy Statement. Shareholders were requested to vote their shares for the election of a slate of seven directors to serve until the next annual meeting and until their successors are chosen and qualified. The following table presents the results of the election presented at the Annual Meeting of Shareholders on April 29, 1997:

                                [GRAPHIC OMITTED]

                 Name                "For"          "Against"
          -------------------        -----          ---------
          James L. Anderson          94.38%            5.62%
          Jean E Auer                94.47%            5.53%
          William V. Caveney         94.36%            5.64%
          N.P. Dodge, Jr.            94.40%            5.60%
          Robert F. Kathol           94.50%            5.50%
          Lloyd E. Ross              94.45%            5.55%
          Floyd E. Wicks             94.49%            5.51%


                   In addition, at the Annual Meeting of Shareholders on April 29, 1997, shareholders approved by a 81.23% affirmative vote, an amendment to Registrant's Articles Of Incorporation to increase the number of authorized Common Shares from 10,000,000 to 30,000,000.

ITEM 5.   OTHER INFORMATION

                   On July 28, 1997, the Board of Directors of Registrant declared a regular quarterly dividend of $0.31 per common share. The dividend will be paid September 1, 1997 to shareholders of record as of the close of business on August 11, 1997. In other actions, the Board of Directors declared regular quarterly dividends of $0.25 per share, $0.265625 per share and $0.3125 per share on its 4%, 4-1/4% and 5% Cumulative Preferred Shares, respectively.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     None.

                                   SIGNATURES



                   Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer and chief financial officer.



                             SOUTHERN CALIFORNIA WATER COMPANY



                                     By : s/   McClellan Harris III
                                          -------------------------------
                                               McClellan Harris III
                                             Vice President - Finance,
                                             Chief Financial Officer,
                                             Treasurer and Secretary


              Date:  July 31, 1997