Form 10-Q
period 1997-09-30
SOUTHERN CALIFORNIA WATER CO
filed 1997-11-12
CIK 92116

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


    For Quarter Ended SEPTEMBER 30, 1997       Commission file number 0-1121


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

            As of October 31, 1997, the number of shares outstanding
               of the Registrant's Common Shares, Par Value $2.50,
                                 was 8,957,671.

                        SOUTHERN CALIFORNIA WATER COMPANY

                                    FORM 10-Q

                                      INDEX

                                                                                  Page No.
                                                                                  --------
PART I       FINANCIAL INFORMATION

Item 1:      Financial Statements                                                       1

             Balance Sheets as of September 30, 1997 and December 31, 1996          2 - 3

             Statements of Income for the Three Months Ended
                September 30, 1997 and September 30, 1996                                4

             Statements of Income for the Nine Months Ended
                September 30, 1997 and September 30, 1996                                5

             Statements of Income for the Twelve Months Ended
                September 30, 1997 and September 30, 1996                                6

             Statements of Cash Flows for the Nine Months Ended
                September 30, 1997 and September 30, 1996                                7

             Notes to Financial Statements                                               8

Item 2:      Management's Discussion and Analysis of Financial Condition
                and Results of Operation                                            9 - 18



PART II      OTHER INFORMATION

Item 1:      Legal Proceedings                                                     18 - 19

Item 2:      Changes in Securities                                                      19

Item 3:      Defaults Upon Senior Securities                                            19

Item 4:      Submission of Matters to a Vote of Security Holders                        19

Item 5:      Other Information                                                          20

Item 6:      Exhibits and Reports on Form 8-K                                           20

             Signatures                                                                 21

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

                        SOUTHERN CALIFORNIA WATER COMPANY
                                 BALANCE SHEETS
                                     ASSETS

                                               SEPTEMBER 30,    DECEMBER 31,
                                                  1997            1996
                                               -----------      -----------
                                               (Unaudited)
                                                      (in thousands)
UTILITY PLANT, at cost

   Water ................................       $ 424,415        $ 411,852
   Electric .............................          34,634           33,300
                                                ---------        ---------

                                                  459,049          445,152
  Less - Accumulated depreciation .......        (123,107)        (114,086)
                                                ---------        ---------

                                                  335,942          331,066
  Construction work in progress .........          38,364           26,710
                                                ---------        ---------

                                                  374,306          357,776
                                                ---------        ---------

OTHER PROPERTY AND INVESTMENTS ..........           1,470              774
                                                ---------        ---------

CURRENT ASSETS
  Cash and cash equivalents .............           2,881            3,783
  Accounts receivable -
    Customers, less reserves of $194
      in 1997 and $387 in 1996 ..........          10,727            7,870
  Other .................................           2,344            1,713
  Unbilled revenue ......................          11,838           12,596
  Materials and supplies, at average cost           1,450            1,292
  Supply cost balancing accounts ........           4,248            6,273
  Prepayments and other .................           7,006            6,933
  Accumulated deferred income taxes - net           4,599            3,302
                                                ---------        ---------

                                                   45,093           43,762
                                                ---------        ---------

Regulatory tax-related assets ...........          22,632           23,201
Other deferred charges ..................           4,899            5,409
                                                ---------        ---------

                                                   27,531           28,610
                                                ---------        ---------

                                                $ 448,400        $ 430,922
                                                =========        =========


   The accompanying notes are an integral part of these financial statements.

                        SOUTHERN CALIFORNIA WATER COMPANY
                                 BALANCE SHEETS
                         CAPITALIZATION AND LIABILITIES

                                               SEPTEMBER 30,  DECEMBER 31,
                                                   1997          1996
                                                ---------      ---------
                                                (Unaudited)

                                                     (in thousands)
CAPITALIZATION

  Common shareholders' equity ...........       $150,275       $146,766
  Preferred shares ......................          1,600          1,600
  Preferred shares subject to mandatory
    redemption requirements .............            480            480
  Long-term debt ........................        113,514        107,190
                                                --------       --------

                                                 265,869        256,036
                                                --------       --------

CURRENT LIABILITIES

  Notes payable to banks ................         19,000         16,000
  Long-term debt and preferred shares
    due within one year .................            191            482
  Accounts payable ......................         10,983         12,865
  Taxes payable .........................         11,152          5,777
  Accrued interest ......................          2,407          1,772
  Other accrued liabilities .............          8,195          7,792
                                                --------       --------

                                                  51,928         44,688
                                                --------       --------

OTHER CREDITS

  Advances for construction .............         54,677         55,848
  Contributions in aid of construction ..         28,317         28,158
  Accumulated deferred income taxes - net         42,034         40,404
  Unamortized investment tax credits ....          1,962          1,995
  Regulatory tax-related liability ......          3,269          3,337
  Other .................................            344            456
                                                --------       --------

                                                 130,603        130,198
                                                --------       --------

                                                $448,400       $430,922
                                                ========       ========


   The accompanying notes are an integral part of these financial statements.

                        SOUTHERN CALIFORNIA WATER COMPANY
                              STATEMENTS OF INCOME
                              FOR THE THREE MONTHS
                        ENDED SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)

                                                        THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                    ------------------------
                                                      1997            1996
                                                    --------        --------
                                                   (in thousands, except per
                                                        share amounts)
OPERATING REVENUES
  Water .....................................       $ 42,494        $ 42,362
  Electric ..................................          3,206           2,856
                                                    --------        --------

                                                      45,700          45,218
                                                    --------        --------

OPERATING EXPENSES
    Water purchased .........................         13,300          12,169
    Power purchased for pumping .............          2,446           2,286
    Power purchased for resale ..............          1,357           1,296
    Groundwater production assessment .......          1,800           1,646
    Supply cost balancing accounts ..........            160             989
    Other operating expenses ................          2,896           3,759
    Administrative and general expenses .....          5,458           4,819
    Depreciation ............................          2,739           2,526
    Maintenance .............................          1,651           1,822
    Taxes on income .........................          3,912           4,229
    Other taxes .............................          1,596           1,714
                                                    --------        --------

                                                      37,315          37,255
                                                    --------        --------

    Operating income ........................          8,385           7,963
OTHER INCOME ................................            197              68
                                                    --------        --------

    Income before interest charges ..........          8,582           8,031
INTEREST CHARGES ............................          2,538           2,621
                                                    --------        --------

NET INCOME ..................................          6,044           5,410
DIVIDENDS ON PREFERRED SHARES ...............            (23)            (24)
                                                    --------        --------

EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS ..       $  6,021        $  5,386
                                                    ========        ========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING          8,958           7,864
                                                    ========        ========

Earnings Per Common Share ...................       $   0.67        $   0.68
                                                    ========        ========

Dividends Declared Per Common Share .........       $   0.31        $  0.305
                                                    ========        ========


   The accompanying notes are an integral part of these financial statements.

                              STATEMENTS OF INCOME
                               FOR THE NINE MONTHS
                        ENDED SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)

                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                    --------------------------
                                                      1997              1996
                                                    ---------        ---------
                                                     (in thousands, except per
                                                           share amounts)
OPERATING REVENUES
  Water .....................................       $ 107,976        $ 106,866
  Electric ..................................           9,273            8,642
                                                    ---------        ---------

                                                      117,249          115,508
                                                    ---------        ---------

OPERATING EXPENSES
    Water purchased .........................          30,897           29,287
    Power purchased for pumping .............           5,452            5,531
    Power purchased for resale ..............           3,651            3,951
    Groundwater production assessment .......           5,382            4,532
    Supply cost balancing accounts ..........           2,841            2,616
    Other operating expenses ................           9,698           10,075
    Administrative and general expenses .....          16,238           14,595
    Depreciation ............................           8,217            7,577
    Maintenance .............................           5,448            4,966
    Taxes on income .........................           7,215            8,771
    Other taxes .............................           4,714            4,450
                                                    ---------        ---------

                                                       99,753           96,351
                                                    ---------        ---------

    Operating income ........................          17,496           19,157
OTHER INCOME ................................             457              316
                                                    ---------        ---------

    Income before interest charges ..........          17,953           19,473
INTEREST CHARGES ............................           7,516            7,795
                                                    ---------        ---------

NET INCOME ..................................          10,437           11,678
DIVIDENDS ON PREFERRED SHARES ...............             (69)             (71)
                                                    ---------        ---------

EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS ..       $  10,368        $  11,607
                                                    =========        =========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING           8,957            7,853
                                                    =========        =========

Earnings Per Common Share ...................       $    1.16        $    1.48
                                                    =========        =========

Dividends Declared Per Common Share .........       $    0.93        $   0.915
                                                    =========        =========

   The accompanying notes are an integral part of these financial statements.

                        SOUTHERN CALIFORNIA WATER COMPANY
                              STATEMENTS OF INCOME
                              FOR THE TWELVE MONTHS
                        ENDED SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)

                                                        TWELVE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                    --------------------------
                                                       1997            1996
                                                    ---------        ---------
                                                      (in thousands, except per
                                                           share amounts)
OPERATING REVENUES
  Water .....................................       $ 141,108        $ 136,930
  Electric ..................................          12,163           11,509
                                                    ---------        ---------

                                                      153,271          148,439
                                                    ---------        ---------
OPERATING EXPENSES
    Water purchased .........................          39,966           37,857
    Power purchased for pumping .............           7,632            7,845
    Power purchased for resale ..............           5,525            5,485
    Groundwater production assessment .......           6,796            6,010
    Supply cost balancing accounts ..........           2,289            1,517
    Other operating expenses ................          13,018           14,207
    Administrative and general expenses .....          22,191           18,365
    Depreciation ............................          10,743            9,690
    Maintenance .............................           8,226            6,284
    Taxes on income .........................           8,728           10,928
    Other taxes .............................           6,363            5,922
                                                    ---------        ---------

                                                      131,477          124,110
                                                    ---------        ---------

    Operating income ........................          21,794           24,329
OTHER INCOME ................................             675              463
                                                    ---------        ---------
    Income before interest charges ..........          22,469           24,792
INTEREST CHARGES ............................          10,220           10,383
                                                    ---------        ---------

NET INCOME ..................................          12,249           14,409
DIVIDENDS ON PREFERRED SHARES ...............             (92)             (95)
                                                    ---------        ---------

EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS ..       $  12,157        $  14,314
                                                    =========        =========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING           8,720            7,851
                                                    =========        =========

Earnings Per Common Share ...................       $    1.39        $    1.82
                                                    =========        =========

Dividends Declared Per Common Share .........       $    1.24        $    1.22
                                                    =========        =========


   The accompanying notes are an integral part of these financial statements.

                        SOUTHERN CALIFORNIA WATER COMPANY
                              CASH FLOW STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                             -------------------------
                                                               1997            1996
                                                             --------        ---------
                                                                 (in thousands)
CASH FLOWS FROM Operating Activities:
    Net income .......................................       $ 10,437        $ 11,678

    Adjustments for non-cash items:
     Depreciation and amortization ...................          8,535           7,796
     Deferred income taxes and
      investment tax credits .........................            800            (710)
     Other - net .....................................           (881)            231

    Changes in assets and liabilities:
     Customer Receivables ............................         (2,857)         (2,779)
     Prepayments .....................................            (73)            393
     Supply cost balancing accounts ..................          2,025           2,366
     Accounts payable ................................         (1,882)          5,295
     Taxes payable ...................................          5,375           4,059
     Unbilled revenue ................................            758          (2,888)
     Accrued interest ................................            635             249
     Other ...........................................           (387)           (922)
                                                             --------        --------
         Net Cash Provided ...........................         22,485          24,768
                                                             --------        --------

Investing Activities:
   Construction expenditures .........................        (23,385)        (21,111)
                                                             --------        --------
       Net Cash Used .................................        (23,385)        (21,111)
                                                             --------        --------

Financing Activities:
   Issuance of securities ............................          7,637             732
   Receipt of advances and contributions .............            826           2,334
   Repayments of long-term debt and
     redemption of preferred shares ..................           (132)        (15,377)
   Refunds on advances ...............................         (2,928)         (2,603)
   Net change in notes payable to banks ..............          3,000          25,500
   Common and preferred dividends paid ...............         (8,405)         (7,279)
                                                             --------        --------
         Net Cash Provided ...........................             (2)          3,307
                                                             --------        --------


  Net Increase (Decrease) in Cash and Cash Equivalents           (902)          6,964

  Cash and Cash Equivalents, Beginning of period .....          3,783             343
                                                             --------        --------

  Cash and Cash Equivalents, End of period ...........       $  2,881        $  7,307
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

3. In November, 1996, Registrant filed an application with the California Public Utilities Commission ("CPUC") seeking approval of its recovery through rates of costs associated with its participation in the Coastal Aqueduct Extension of the State Water Project ("SWP"). Registrant's current investment in SWP is approximately $1.8 million and is included in utility plant. Registrant is investigating alternative methods to recover its investment in the SWP including, but not limited to, an equivalent dwelling unit charge or other measurable unit for each new hookup to Registrant's water systems. This recovery method also requires CPUC approval and no assurance can be given that the CPUC will deny or approve recovery through rates of all or any costs associated with such participation.

4. Registrant implemented increased water rates in six of its rate-making districts on January 1, 1996 and additional step increases were effective in January, 1997. Water rates in two additional customer service areas were increased on January 1, 1997, to recover costs associated with capital projects in those areas. Registrant filed Notices of Intent to increase water rates in three rate-making districts in January, 1997. Registrant has received CPUC staff reports and is currently reviewing the staff's position. New rates were effective in May, 1996 in Registrant's Bear Valley Electric customer service area. An additional step increase was effective in January, 1997. See the section entitled "Rates and Regulation" for more information.

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

6. In February, 1997, the Financial Accounting standards Board issued SFAS No. 128, "Earnings per Share." This statement, which is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, establishes simplified standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 requires dual presentation of basic and diluted EPS on the face on the income statement for entities with complex capital structures and disclosure of the calculation of each EPS amount. Registrant does not anticipate that adoption of SFAS No. 128 will have a significant impact on reported earnings.

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

                The Registrant is organized into three regions operating within 75 communities in 10 counties throughout the State of California and provides water service in 21 customer service areas. As of September 30, 1997, about 73% of the Registrant's water customers were located in the greater metropolitan areas of Los Angeles and Orange Counties. The Registrant also provides electric service to the City of Big Bear Lake and surrounding areas in San Bernardino County. The Registrant served 241,338 water customers and 20,591 electric customers at September 30, 1997, or a total of 261,929 customers compared with 260,435 total customers served at September 30, 1996.

RESULTS OF OPERATION

                Earnings per common share for the three months ended September 30, 1997 decreased by 1.5% to $0.67 per share as compared to $0.68 per share for the comparable period last year. For the nine months ended September 30, 1997, earnings per share were $1.16 as compared to $1.48 for the nine months ended September 30, 1996, a decrease of 21.6%. Earnings for the twelve months ended September 30, 1997 decreased by 23.6% to $1.39 per share as compared to $1.82 per share for the twelve months ended September 30, 1996. The decline in recorded results is primarily attributable to increased supply costs during the first and second quarters of 1997 as well as two months of the third quarter of 1997 as is more fully discussed below. Although Registrant anticipates increasing the amount of pumped water in its resource mix during the last quarter of 1997, earnings levels are anticipated to remain well below those reported last year.

                For the three months ended September 30, 1997, water operating revenues increased slightly by 0.3% as compared to the three months ended September 30, 1996. In contrast, water operating revenues increased by 1.0% and 3.1% for the nine and twelve months ended September 30, 1997 as compared to the same periods last year due to increases of 3.4% and 1.3%, respectively, in water sales volumes and rate increases during the period.

                Kilowatt-hour sales of electricity increased by 3.4% and 1.1% for the nine and twelve months ended September 30, 1997, respectively, as compared to the same periods last year. Sales were unchanged for the three months ended September 30, 1997 as compared to last year. As a result of increased kilowatt-hour sales volumes and increased rates which were effective in January 1, 1997, electric operating revenues for the three, nine and twelve month periods ending September 30, 1997 increased by 12.3%, 7.3% and 5.7%, respectively, over the comparable periods ending September 30, 1996.

                Purchased water costs increased by 9.3%, 5.5% and 5.6% over 1996, respectively, for the three, nine and twelve months ended September 30, 1997 reflecting increased amounts of purchased water in Registrant's resource mix. Each of the comparisons are affected by refunds received by Registrant from the MWD, which totaled approximately $1.984 million in the aggregate, and which reduced recorded purchased water costs for the 1997 periods.

                Costs of power purchased for pumping decreased by 1.4% and 2.7%, respectively, for the nine and twelve months ended September 30, 1997 as compared to the same periods ended September 30, 1996 due to reduced amounts of water produced from pumped sources in Registrant's resource mix. In contrast, due to Registrant's increased production of water from pumped sources in the three months ended September 30, 1997, the costs of power purchased for pumping increased by 7.0% as compared to the same period ended September 30, 1996.

                As compared to the three and twelve months ended September 30, 1996, the costs of power purchased for resale increased by 4.7% and 0.7% for the three and twelve months ended September 30, 1997, respectively, due to increased kilowatt-hour sales. The increase in sales volumes was partially offset by reduced costs from Registrant's energy supplier as compared to the same periods last year. For the nine months ended September 30, 1997, the cost of power purchased for resale decreased by 7.6% from the same period last year reflecting savings from Registrant's energy supplier.

                Groundwater production assessments are 9.4%, 18.8% and 13.1% higher for the three, nine and twelve months ended September 30, 1997 as compared to the same periods ended September 30, 1996 due to additional assessment associated with increased pumping in Registrant's San Gabriel Valley and San Dimas customer service areas which are recoverable through the balancing account.

                 A positive entry for the provision for supply cost balancing accounts reflects recovery of previously under-collected supply costs. Conversely, a negative entry for the provision for supply cost balancing accounts reflects an undercollection of previously incurred supply costs. The positive entries for the three, six and twelve months ended September 30, 1997 result from approval by the CPUC of rate increases sufficient to recover previously under-collected purchased water supply costs, supply costs for power purchased for pumping and groundwater production assessments. The balancing account mechanism insulates earnings from changes in costs of purchased water, power purchased for pumping or resale and groundwater production assessments, all of which are outside the immediate control of Registrant. However, the balancing account mechanism is not designed to insulate earnings against changes in supply mix, as occurred during the first and second quarters of 1997 and a portion of the third quarter of 1997 as well. See the section entitled "Water Supply."

                Other operating expenses decreased by 23%, 3.7% and 8.4%, respectively, for the three, nine and twelve months ended September 30, 1997 as compared to the same periods ended September 30, 1996 due chiefly to reversals associated with recovery of water quality costs through the CPUC's memorandum account mechanism.

                Administrative and general expenses increased by 13.3%, 11.3% and 20.8% for the three, nine and twelve months ended September 30, 1997, respectively, as compared to the same periods ended September 30, 1996. These periods are each affected by an increases in labor costs, due to persons charging some or all of their time to this category, as well as higher personnel-related expenses such as health insurance, post-retirement medical benefits, pension and 401-k plan costs.

                Depreciation expense increased by 8.4%, 8.4% and 10.9%, respectively, for the three, nine and twelve months ended September 30, 1997 principally reflecting the effects of recording approximately $31 million in net plant additions during 1996, depreciation on which began in 1997.

                Taxes on income decreased by approximately 7.5%, 17.7% and 20.2%, respectively, for the three, nine and twelve months ended September 30, 1997 as compared to the same periods ended September 30, 1996 as a result of lower pre-tax income.

                For the nine and twelve months ended September 30, 1997, other taxes increased by 5.9% and 7.4%, respectively, as compared to the same periods ending September 30, 1996 primarily due to increased property taxes resulting from higher valuation assessments. For the three months ended September 30, 1997, other taxes decreased by 6.9%, attributable to an increase in property tax accruals during the last half of 1996 for which there is no corresponding increase in 1997.

                Maintenance expense increased by 9.7% and 30.9% for the nine and twelve months ended September 30, 1997 as compared to the nine and twelve months ended September 30, 1996 reflecting increased maintenance on wells, hydrants and gate valves. For the three months ended September 30, 1997, maintenance expense decreased by 9.4% since most planned maintenance was conducted in the first half of 1997.

                Interest expense for the nine and twelve months ended September 30, 1997 decreased by 3.2%, 3.6% and 1.6% over the same period last year primarily due to reduced short-term bank borrowing during 1997.

LIQUIDITY AND CAPITAL RESOURCES

                 Registrant's construction program is designed to ensure its customers high quality service. Registrant maintains an ongoing distribution main replacement program throughout its customer service areas, based on the priority of leaks detected, fire protection enhancement and a reflection of the underlying replacement schedule. In addition, Registrant upgrades its electric and water supply facilities and is aggressively scheduling meter replacements that conform with CPUC requirements. Registrant's Board of Directors has approved anticipated net capital expenditures of approximately $34.2 million in 1997.

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

                Registrant continues to rely on external sources, including short-term bank borrowing, the receipt of contributions-in-aid-of-construction and advances for construction and install-and-convey advances, to fund the majority of its construction expenditures. The aggregate short-term borrowing capacity available to Registrant under its three bank lines of credit was $37 million as of September 30, 1997. As of September 30, 1997, Registrant had a total of $19 million in borrowing outstanding under those bank lines of credit. Registrant routinely employs short-term bank borrowing as an interim financing source prior to executing either a long-term debt or equity issue. Registrant anticipates issuing additional long-term debt in 1997, with the net proceeds initially being used to repay short-term bank borrowings and, after that, fund construction expenditures.

                Registrant has no derivative financial instruments, financial instruments with significant off-balance sheet risks or financial instruments with concentrations of credit risk.

WATER SUPPLY

                For the three months ended September 30, 1997, Registrant produced a total of 27,655,000 ccf of water. Of this amount, approximately 50% came from pumped sources and 46% was purchased from others, principally the Metropolitan Water District of Southern California ("MWD"). The remaining amount was supplied by the Bureau of Reclamation (the "Bureau") under a no-cost contract. During the three months ended September 30, 1996, Registrant produced 27,399,000 ccf of water, 54% of which came from pumped sources, 43% was purchased and the remainder was supplied by the Bureau.

                For the nine months ended September 30, 1997, Registrant produced 68,112,000 ccf of water, 53% of which came from pumped sources, 45% was purchased and the remaining amount was supplied by the Bureau. During the nine months ended September 30, 1996, Registrant produced 65,786,000 ccf of water. Of this amount, 57% came from pumped sources, 42% was purchased and the remainder was provided by the Bureau.

                During the twelve months ended September 30, 1997, Registrant produced 86,893,000 ccf of water, 53% of which came from pumped sources, 45% was purchased and the remaining amount was supplied by the Bureau. During the twelve months ended September 30, 1996, Registrant produced 85,077,000 ccf of water, 57% of which came from pumped sources, 42% was purchased and the remainder came from the Bureau.

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

                The 1996-1997 water year ended September 30, 1997 and was labeled a "wet one" by the California Department of Water Resources, the state agency which maintains and operates the State Water Project. Rainfall during the water year was 120 percent of average, with runoff 145 percent of average which kept storage reservoirs just above average through the summer and fall. The outlook for water supply in 1998 remains favorable. In those customer service areas of Registrant which pump groundwater, overall groundwater conditions remain at adequate levels. However, certain of Registrant's groundwater supplies have been affected to varying degrees by various forms of contamination which, in some cases, has caused Registrant to utilize increasingly more purchased water in its resource mix. Registrant believes that its available water supplies from all sources are adequate to meet current year projected demand.

                Hydrologists are cautious in making any predictions about the effects of the "El Nino" weather pattern since weather patterns in the state of California are generally unpredictable and the El Nino weather patterns do not always repeat themselves. For example, the El Nino condition in 1982-1983 produced one of the wettest winters this century, whereas the El Nino that occurred in 1976 produced very wet conditions in August 1976 but the remainder of the year, until April 1977, was well below normal in precipitation. Registrant believes that, to the extent the El Nino weather pattern brings above normal precipitation thereby reducing sales volumes, its revenues and earnings may be negatively impacted.

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

               Registrant currently tests its wells and water systems for more than 90 contaminants, currently covering all contaminants listed in the SDWA. Water from wells found to contain levels of contaminants above the established MCL's is either treated or blended before it is delivered to customers.

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

        Regulation of Radon and Arsenic

               Registrant will be subject to new regulations regarding radon and arsenic. EPA must propose an arsenic rule by January 1, 2001 and adopt a rule one year later. Although EPA originally had 180 days after enactment of the 1996 SDWA amendments to develop a plan to study ways to reduce arsenic health risk uncertainties and was authorized to enter into cooperative agreements to carry out the study, the studies are still being conducted. Depending on the MCL eventually established for arsenic, compliance could cause Registrant to implement costly well-head remedies such as ion exchange or, alternatively, to purchase additional and more expensive water supplies already in compliance for blending with well sources.

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

        Matters Relating to Arden-Cordova System

               Three of the 27 wells in Registrant's Arden-Codova system have, for several years, been subject to contamination by tricholoroethylene. GenCorp Aerojet has, by court decree, been responsible for all costs related to the provision of well-head treatment. Although the ten-year agreement with Aerojet Corporation expired in 1996, Aerojet Corporation has agreed to reimburse Registrant for the continuing costs, if any, associated with well-head treatment at all three wells.

               In January, 1997, Registrant was notified that ammonium perchlorate had been detected in three of its wells in its Arden-Cordova system. GenCorp Aerojet has, in the past, used ammonium perchlorate in their processing as an oxidizer of rocket fuels. Registrant has taken the three wells detected with ammonium perchlorate out of service. Although neither the EPA nor the DOHS has established a drinking water standard for ammonium perchlorate, DOHS has established an action level of 18 ppb which requires Registrant to notify customers in its Arden-Cordova customer service area of detection of ammonium perchlorate in amounts in excess of this action level. In April, 1997, Registrant found ammonium perchlorate in three additional wells and had removed those wells from service until it was determined that the levels were safe. Registrant has been able, pursuant to establishment by DOHS of an interim MCL for perchlorate, to return the three wells to service. Registrant provides continual monitoring of these wells to ensure that levels of perchlorate are below the action level currently in effect. GenCorp Aerojet has agreed to reimburse Registrant for all necessary and reasonable activities in the construction of a pipeline to for interconnection of the Folsom City and Arden-Cordova water systems to provide an alternative source(s) of water supply in Registrant's Arden-Cordova customer service area.

               Registrant and GenCorp Aerojet are in negotiations on other matters related to procedures to address cleanup of the contaminated wells, costs associated with the cleanup, costs associated with increased costs of purchased water as compared to pumped sources and costs associated with new sources of groundwater supply. Registrant is unable to predict when the negotiations will be completed or the likely outcome of such negotiations.

        Matters Relating to Culver City System

               The compound methyl tertiary butyl ether ("MTBE") has been detected in the Charnock Basin located in the city of Santa Monica and Culver City, which lies within Registrant's service area. MTBE is an oxygenate used in reformulated fuels. At the request of the Regional Water Quality Control Board, the City of Santa Monica and the California Environmental Protection Agency, Registrant removed two of its wells in the Culver City system from service in October, 1996 to help in efforts to avoid further spread of the MTBE contamination plume. Neither of these wells have been found to be contaminated with MTBE. Registrant is purchasing water from the Metropolitan Water District at an increased cost to replace the water supply formerly pumped from the two wells removed from service.

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

               Registrant filed notices of intent to increase water rates in four ratemaking districts in January, 1997 although only three applications were actually filed. Registrant has received CPUC staff reports on the three pending applications and believes that a settlement agreement on all issues related thereto has been reached. Since the settlement agreement has yet to be signed by all parties, Registrant is unable to predict whether the CPUC will authorize all or any of the proposed increases, although it is not anticipated that new rates, if approved, would be effective before January, 1998.

               In November, 1996, Registrant filed an application with the CPUC seeking recovery through rates of $1.8 million in costs associated with its participation the coastal aqueduct extension of the State Water Project ("SWP"). Registrant is also pursuing alternative forms of recovery of its investment in SWP including assessment of costs to new construction based on an equivalent dwelling unit charge or other applicable unit of measurement, which assessment will require CPUC approval. Registrant is currently unable to predict if the CPUC will authorize recovery of all or any of the costs associated with its participation in the Project. See Notes to Financial Statements for more information.

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

ACCOUNTING STANDARD

               In February, 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." This statement, which is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, establishes simplified standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 requires dual presentation of basic and diluted EPS on the face on the income statement for entities with complex capital structures and disclosure of the calculation of each EPS amount. Registrant does not anticipate that adoption of SFAS No. 128 will have a significant impact on reported earnings.

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

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

               On April 24, 1997, a complaint in multiple counts seeking recovery for negligence, wrongful death, strict liability, trespass, public nuisance, private nuisance, negligence per se, strict liability for ultrahazardous activities and fraudulent concealment was filed in Los Angeles Superior Court on behalf of approximately 145 plaintiffs (the "Adler matter"). After preliminary Demurrers and Motions to Strike, these same plaintiffs filed a First Amended Complaint on or about October 16, 1997 seeking recovery on essentially the same theories. Plaintiffs allege that they are, and at all relevant times were, (1) customers of Registrant, (2) that Registrant has provided and continues to provide them with allegedly contaminated water from wells located in an area of the San Gabriel Valley that has been designated a federal environmental (USEPA) superfund site, and (3) the maintenance of this contaminated well water has resulted in contamination of the soil, subsurface soil, and surrounding air, with trichloroethylene, perchloroethene, carbon tetrachloride and other solvents. Plaintiffs further allege that Registrant's actions have caused, and continue to cause, injuries to the plaintiffs' person, personal property and financial interests in unspecified amounts. Plaintiffs seek damages, including general, special, and punitive damages, according to proof at trial, as well as attorney's fees on certain causes of action, costs of suit, and other unspecified relief. Registrant was initially served with the original Complaint on June 3, 1997.

               On July 31, 1997, Registrant's Motion for A Change of Venue for this matter from Downtown Los Angeles to Pasadena, California was granted. On October 1, 1997, Registrant's Demurrers and Motions to Strike were granted in part and denied in part, resulting in the filing of the Plaintiff's First Amended Complaint on October 16, 1997. Registrant filed its second Demurrer and Motion to Strike on November 4, 1997 and a hearing is scheduled for December 12, 1997. Registrant is unable to predict the outcome of any hearing on the First Amended Complaint and other Motions.

               Registrant has provided water service in portions of the San Gabriel Valley for over 60 years along with over 30 other water purveyors. Portions of the San Gabriel Valley have been designated a USEPA superfund site. Registrant is not a potentially responsible party with respect to contamination of the site or sites in the San Gabriel Valley which have been designated as superfund sites. Registrant has commenced and is continuing a review and evaluation of plaintiff's claims and its insurance coverage for these potential liabilities allegedly arising over the past 30 years. In light of the breadth of plaintiff's claims, the lack of factual information regarding plaintiff's claims and injuries, if any, the fact that no discovery has yet been completed, Registrant is unable to determine at this time what, if any, potential liability it may have with respect to these claims.

               Registrant was served on November 3, 1997 as Doe I in the matter of Santamaria v. Suburban Water Systems. The complaint makes claims based on Negligence, Strict Liability, Trespass, Nuisance, Negligence per se, Absolute Liability for Ultrahazardous Activity and Fraudulent Concealment. The complaint makes allegations that Registrant sold, but did not create, contaminated water to certain of the 379 individual plaintiffs claiming personal injury and property damage. In addition, there are 10 wrongful death claims with 19 wrongful death plaintiffs. The complaint encompasses a geographical area which includes, as far as can be ascertained, little of Registrant's systems. The complaint differs from the Adler matter in that the plaintiffs have also named Suburban Water Systems, Southwest Water Co., Covina Irrigating Co., California Domestic Water Company, San Gabriel Valley Water Company, and certain of the potential responsible parties in the Superfund Site effecting this area. Plaintiff's attorneys have apparently not yet made a decision as to whether they will serve the potentially responsible parties and no defendant has appeared in this action yet. Registrant is in the very early stages of investigating this matter.

               Registrant is also subject to ordinary routine litigation incidental to its business. Other than as disclosed above, no legal proceedings are pending, except such incidental litigation, to which Registrant is a party or of which any of its properties is the subject which are believed to be material.

ITEM 2.   CHANGES IN SECURITIES

                As of September 30, 1997, earned surplus amounted to $52,944,000. Of this amount, $27,466,000 was restricted, under the most restrictive of the Registrant's credit agreements, as to payment of cash dividends on the Common Shares of the Registrant.

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

ITEM 5.   OTHER INFORMATION

                On October 27, 1997, the Board of Directors of Registrant declared a regular quarterly dividend of $0.315 per common share, an increase of 1.6%. In other actions, the Board of Directors declared regular quarterly dividends of $0.25 per share, $0.265625 per share and $0.3125 per share on its 4%, 4-1/4% and 5% Cumulative Preferred Shares, respectively. The dividends will be paid December 1, 1997 to shareholders of record as of the close of business on November 17, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                None.

                                   SIGNATURES


                Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer and chief financial officer.



                                       SOUTHERN CALIFORNIA WATER COMPANY



                                         By : s/ McCLELLAN HARRIS III   .
                                              --------------------------------
                                                 McClellan Harris III
                                               Vice President - Finance,
                                              Chief Financial Officer and
                                                  Corporate Secretary


Date:  November 12, 1997