Form 10-K405
period 1997-12-31
SOUTHERN CALIFORNIA WATER CO
filed 1998-03-06
CIK 92116

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For Fiscal Year Ended DECEMBER 31, 1997 Commission file number 0-1121

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

        Registrant's telephone number, including area code (909) 394-3600

           Securities registered pursuant to Section 12(b) of the Act:


 COMMON SHARES, $2.50 PAR VALUE                 NEW YORK STOCK EXCHANGE
-------------------------------        -----------------------------------------
      Title of Each Class              Name of Each Exchange On Which Registered

        Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

The aggregate market value of the total voting stock held by non-affiliates of Registrant was approximately $218,784,000 on March 5, 1998. The closing price per Common Share on that date, as quoted in the Western Edition of The Wall Street Journal, was $24.375. Voting Preferred Shares, for which there is no established market, were valued on March 5, 1998 at $1,462,000 based on a yield of 5.69%. As of March 5, 1998, the number of Registrant's Common Shares, $2.50 Par Value, outstanding was 8,957,671.

                       DOCUMENTS INCORPORATED BY REFERENCE

         (1) Portions of the Annual Report to Shareholders for the year ended December 31, 1997 as to Part I, Items 1 and 2, and Part II, Items 5, 6, 7 and 8, in each case, as specifically referenced herein.

         (2) Portions of the Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A as to Part III, Items 10, 11, 12 and 13, in each case as specifically referenced herein.

                        SOUTHERN CALIFORNIA WATER COMPANY

                                      INDEX

                                                                                   Page No.
                                                                                   --------
PART I

Item 1:    Business                                                                 1 - 8
Item 2:    Properties                                                              8 - 10
Item 3:    Legal Proceedings                                                      10 - 12
Item 4:    Submission of Matters to a Vote of Security Holders                         12

PART II

Item 5:    Market for Registrant's Common Equity and Related Stockholder Matters       12
Item 6:    Selected Financial Data                                                     13
Item 7:    Management's Discussion and Analysis of Financial Condition and
           Results of Operation                                                        13
Item 8:    Financial Statements and Supplementary Data                                 13
Item 9:    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure                                                        13

PART III

Item 10:   Directors and Executive Officers of the Registrant                          13
Item 11:   Executive Compensation                                                      14
Item 12:   Security Ownership of Certain Beneficial Owners and Management              14
Item 13:   Certain Relationships and Related Transactions                              14

PART IV

Item 14:   Exhibits, Financial Schedules and Reports on Form 8-K                       14
           Exhibit Index                                                          14 - 16

Signatures                                                                             17


                                       i.

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Southern California Water Company, hereinafter referred to as Registrant, is a utility company engaged principally in the purchase, production, distribution and sale of water (SIC No. 4941). Registrant also distributes electricity in one community (SIC No. 4911). Registrant, regulated by the California Public Utilities Commission, hereinafter referred to as the CPUC, was incorporated in 1929 under the laws of the State of California as American States Water Services Company of California as the result of the consolidation of 20 water utility companies. From time to time, additional water companies and municipal water districts have been acquired and properties in limited service areas have been sold or the subject of condemnation proceedings. Registrant's present name was adopted in 1936.

         At December 31, 1997, Registrant was organized into three regions operating within 75 communities in 10 counties located throughout the State of California and provided water service in 21 separate customer service areas and one electric customer service area. The total population of these service areas on that date was approximately 1 million persons. For each of the years ended December 31, 1997, 1996 and 1995, about 73% of Registrant's water customers were located in the greater metropolitan areas of Los Angeles and Orange Counties. Registrant provides electric service to the City of Big Bear Lake and surrounding areas in San Bernardino County. Beginning in June, 1996, all electric energy sold by Registrant to customers in its Bear Valley Electric customer service area was purchased under an energy brokerage contract with ENOVA Energy Management, Inc. Prior to June, 1996, all energy sold was purchased from the Southern California Edison Company subsidiary of Edison International.

         Registrant served 241,581 water customers and 20,698 electric customers at December 31, 1997, or a total of 262,279 customers, compared with 260,985 total customers at December 31, 1996 and 259,437 total customers at December 31, 1995. For the years ended December 31, 1997, 1996 and 1995, approximately 92% of Registrant's operating revenues were derived from water sales and approximately 8% were derived from the sale of electricity. Operating income before taxes on income of the electric district was approximately 12%, 10% and 8% of Registrant's total operating income before taxes for the years ended December 31, 1997, 1996 and 1995, respectively. The material contained in Note 11 Business Segments - of the Notes to Financial Statements in the 1997 Annual Report to Shareholders provides additional information on business segments while Note 12 - Selected Quarterly Financial Data (Unaudited) - of the Notes to Financial Statements in the 1997 Annual Report to Shareholders provides information regarding the seasonal nature of Registrant's business. The Notes to Financial Statements contained in the 1997 Annual Report to Shareholders are included herein by reference.

         During 1997, Registrant supplied, from all sources, a total of 199,146 acre-feet of water compared to 194,397 acre-feet supplied in 1996 and 183,108 acre-feet in 1995. Of the total water supplied in 1997, approximately 45% was purchased from others, principally from member agencies of the Metropolitan Water District of Southern California ("MWD"). The remaining amount was furnished by the Bureau of Reclamation under contract, at no cost, to Registrant's Arden-Cordova customer service area and to Registrant's Clearlake customer service area by prescriptive rights to water extracted from Clear Lake. The remainder of water supplied was produced from Registrant's owned wells.

     MWD is organized to deliver imported water to areas within its jurisdiction. Registrant has 52 connections to the water distribution facilities of MWD and other municipal water agencies. MWD imports water from two principal sources: the Colorado River and the State Water Project ("SWP"). Available water supplies from the Colorado River and the SWP have historically been sufficient to meet most of MWD's requirements and MWD's supplies from these sources are anticipated to remain adequate through 1998. MWD's import of water from the Colorado River is expected to decrease in future years due to the requirements of the Central Arizona Project in the State of Arizona. In response, MWD has taken steps to secure additional storage capacity and increase available water supplies, including effecting transfers of water rights from other sources.

         The recent storms during the 1997-1998 winter period provided precipitation adequate to fill most of the state's reservoirs to near capacity and the outlook for water supply in 1998 is favorable. In those districts of Registrant which pump groundwater, overall groundwater conditions remain at adequate levels allowing Registrant to use groundwater in its resource mix and decrease its dependence on increasingly expensive purchased water. Registrant believes that its water supplies from all sources are adequate to meet current year projected demands.

COMPETITION

         The business of Registrant is substantially free from direct and indirect competition with other public utilities, municipalities and other public agencies.

WATER-RELATED OPPORTUNITIES

         Registrant continues to pursue strategic opportunities related to the operation of municipally-owned water systems on both a stand-alone basis and as part of a joint venture.

         For example, in December, 1996, Registrant and U.S. Water, L.L.C., a limited liability company owned by the Bechtel Group and by Northwest Water Holdings, Inc., a subsidiary of United Utilities PLC, a water and electric utility based in the United Kingdom, formed Golden State Water Company LLC ("GSWC") for the purpose of pursuing potential opportunities to lease, or operate and maintain, municipally owned retail water supply and distribution systems and water treatment, wastewater collection and wastewater treatment facilities in California. The joint venture currently acts as the manager of the water department of the City of Compton, California pursuant to a short-term contract. GSWC has submitted additional bids in response to requests for proposal. The bids remain subject to approval by the cities and no assurance can be given that GSWC's bids will be approved or that GSWC will ultimately be retained to operate and maintain the cities' water systems or perform any other services for them. There can be no assurance that any other such opportunities will materialize or that, if they do, Registrant (either jointly with GSWC or alone) would be successful in consummating any such lease and/or maintenance and operation arrangements.

YEAR 2000 ISSUES

         Registrant has made an assessment of its Year 2000 issues and does not believe that those issues are likely to be material to its business, operations or financial condition.

RATES AND REGULATION

         Registrant is subject to regulation by the CPUC as to its water and electric business and properties. The CPUC has broad powers to regulate public utilities with respect to service and facilities, rates, classifications of accounts, valuation of properties and the purchase, disposition and mortgaging of properties necessary or useful in rendering public utility service. The also has authority over the issuance of securities, the granting of certificates of convenience and necessity as to the extension of services and facilities and various other matters.

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

         General rate increases typically are for three-year periods and include "step" and "attrition" increases in rates for the second and third years, respectively. General rate increases are established by formal proceedings in which overall rate structure, expenses and rate base of the district are examined. Rates are based on estimated expenses and capital costs for a prospective two-year period. The attrition mechanism is used to set rates applicable to the third of the three-year cycle, which assumes that the costs and expenses for the third year of the cycle will change in the same proportion over the second year as the change projected for the second year over the first year. Step and attrition rate increases for the second and third years, respectively, are allowed to compensate for projected cost changes, but are subject to the satisfaction of certain tests, including a demonstration that earnings levels in the district did not exceed the latest rate of return authorized for Registrant. General rate proceedings typically take about twelve months from the filing of an application to the authorization of new rates. However, the forecasted test years utilized in general rate proceedings helps to reduce the effects of regulatory lag.

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

         An advice letter, or rate base offset, proceeding is generally undertaken on an order of the CPUC in a general rate proceeding and provides for the inclusion of certain plant facilities in future rates, pending notification that such facilities have actually been placed in service. The advice letter provides the required notification and, after CPUC approval, permits Registrant to include the costs associated with the facilities in rates.

         During each of 1997, 1996 and 1995, Registrant's rates for most of its water ratemaking districts were changed, among other reasons, to directly offset changes in certain expenses (principally purchased water) and for increased levels of capital improvements. Rates in Registrant's Bear Valley Electric customer service area were adjusted in 1996 and 1997. The following table lists information on estimated rate changes, by major type, for the last three years:

                          Balancing     General and    Rate Base
                           Account       Step Rate       Offset
 Year       Supply      Amortization     Increases     and Others       Total
-----     ----------    ------------    -----------    ----------    -----------
 1997     $  182,900     $  63,500      $ 1,331,900     $(63,600)    $ 1,514,700
 1996     $  102,500     $(757,700)     $16,804,100     $913,300     $17,062,200
 1995     $1,780,000     $(272,800)     $ 1,426,800     $256,500     $ 3,190,500

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

         Registrant filed notices of intent to increase water rates in six ratemaking districts in January, 1998. Registrant is unable to predict if the CPUC will authorize all or any of the proposed increases although it is not anticipated that new rates, if approved, would be effective before January, 1999.

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

EMPLOYEE RELATIONS

         Registrant had 467 employees as of December 31, 1997. Seventeen employees in Registrant's Bear Valley Electric customer service area were members of the International Brotherhood of Electrical Workers, hereinafter referred to as the IBEW. The bargaining unit agreement with the IBEW expires in 1999. Forty-eight of Registrant's water utility employees in its Metropolitan ratemaking district are members of the Utility Workers of America, hereinafter referred to as the UWA. The collective bargaining agreement with the UWA expires in March, 2001. Registrant has no other unionized employees.

ENVIRONMENTAL MATTERS

         1996 Amendments to Federal Safe Drinking Water Act

                  On August 6, 1996, amendments (the "1996 SDWA amendments") to the Safe Drinking Water Act (the "SDWA") were signed into law. The 1996 SDWA revised the 1986 amendments to the SDWA, which required that the federal Environmental Protection Agency (EPA) set 25 new contaminant standards every three years, with a new process for selecting and regulating contaminants. The EPA can only regulate contaminants that may have adverse health effects, are known or likely to occur at levels of public health concern, and the regulation of which will provide "a meaningful opportunity for health risk reduction." The EPA must, within 18 months of the time that the 1996 SDWA amendments were signed into law, publish a list of contaminants for possible regulation and must update that list every five years. In addition, every five years, the EPA must select at least five contaminants on that list and determine whether to regulate them. The new law allows the EPA to bypass the selection process and adopt interim regulations for contaminants in order to address urgent health threats. Current regulations, however, remain in place and are not subject to the new standard-setting provisions. The California Department of Health Services, acting on behalf of the EPA, administers the EPA's program in California.

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

         Proposed Enhanced Surface Water Treatment Rule

                  On July 29, 1994, the EPA proposed an Enhanced Surface Water Treatment Rule ("ESWTR") which would require increased surface-water treatment to decrease the risk of microbial contamination. The EPA has proposed several versions of the ESWTR for promulgation. The version selected for promulgation will be determined based on data collected by certain water suppliers and forwarded to the EPA pursuant to EPA's Information Collection Rule, which requires such water suppliers to monitor microbial and other contaminants in their water supplies and to conduct certain tests in respect of such contaminants. The EPA has proposed an Interim ESWTR applicable only to systems serving greater than 10,000 persons. The final Interim ESWTR will be promulgated by November 1998. The final ESWTR, in any of the forms currently proposed, would apply to each of Registrant's five surface water treatment plants and is expected to be promulgated by November 2000. However, because it is impossible to predict the version of the ESWTR that will be promulgated, Registrant is unable to predict what additional costs, if any, will be incurred to comply with the ESWTR.

         Regulation of Disinfection/Disinfection By-Products

                  Registrant will also be subject to the new regulations concerning disinfection/disinfection by-products ("DBPs"), Stage I of which regulations are expected to become effective in November, 1998 with compliance required by 2001. Stage 1 will require reduction of tri-halomethane contaminants from 100 micrograms per liter to 80 micrograms per liter and are expected to affect two of Registrant's systems.

                  The EPA must adopt Stage II rules pertaining to DBPs according to a negotiated schedule by 2000. The EPA is not allowed to use the new cost/benefit analysis provided for in the 1996 SDWA amendments for establishing the Stage II rules applicable to DBPs but may utilize the regulatory negotiating process provided for in the 1996 SDWA amendments to develop the Stage II rule. The final rule is expected by 2002.

         Ground Water Disinfection Rule

                  By December, 1998, the EPA is scheduled to propose regulations requiring disinfection of certain groundwater systems and provide guidance on determining which systems must provide disinfection facilities. The final rule is expected by December 1999. The EPA may utilize the cost/benefit analysis provided in the 1996 SDWA amendments to establish such regulations. It is anticipated that the regulations will apply to several of Registrant's systems using groundwater supplies. While no assurance can be given as to the nature and cost of any additional compliance measures, if any, Registrant does not believe that such regulations will impose significant compliance costs, since Registrant already currently engages in disinfection of its groundwater systems.

         Regulation of Radon and Arsenic

                  Registrant will be subject to new regulations regarding radon and arsenic. EPA must propose an arsenic rule by January 1, 2000 and adopt a rule one year later. Although EPA originally had 180 days after enactment of the 1996 SDWA amendments to develop a plan to study ways to reduce arsenic health risk uncertainties and was authorized to enter into cooperative agreements to carry out the study, the studies are still being conducted. Depending on the MCL eventually established for arsenic, compliance could cause Registrant to implement costly well-head treatment remedies such as ion exchange or, alternatively, to purchase additional and more expensive water supplies already in compliance for blending with well sources.

                  The EPA has withdrawn its proposed radon rule and has arranged for the National Academy of Sciences to conduct a risk assessment and a study of risk-reduction benefits associated with various mitigation measures. The EPA is expected to establish an MCL based on the findings of the National Academy of Sciences' risk assessment report and to set an alternative MCL based on potential mitigation measures for overall radon reduction. Although Registrant is unable to predict what the standard for radon might eventually be, Registrant itself is currently conducting studies to determine the best treatment for affected wells, which treatment could range from simple aeration to filtration through granular activated carbon.

         Voluntary Efforts to Exceed Surface Water Treatment Standards

                  Registrant is a voluntary member of the EPA's "Partnership for Safe Water", a national program designed to further protection of the public from diseases caused by cryptosporidium and other microscopic organisms. As a volunteer in the program, Registrant has committed to exceed current regulations governing surface water treatment to ensure that its surface treatment facilities are performing as efficiently as possible.

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

                  In January, 1997, Registrant was notified that ammonium perchlorate in amounts above the state-determined action level had been detected in three of its wells in its Arden-Cordova system. GenCorp Aerojet has, in the past, used ammonium perchlorate in their processing as an oxidizer of rocket fuels. Registrant has taken the three wells detected with ammonium perchlorate out of service. Although neither the EPA nor the DOHS has established a drinking water standard for ammonium perchlorate, DOHS has established an action level of 18 ppb which requires Registrant to notify customers in its Arden-Cordova customer service area of detection of ammonium perchlorate in amounts in excess of this action level. In April, 1997, Registrant found ammonium perchlorate in three additional wells and had removed those wells from service until it was determined that the levels were below the state-determined action level. Those wells have been returned to service. Registrant provides continual monitoring of these wells to ensure that levels of perchlorate are below the action level currently in effect. GenCorp Aerojet has reimbursed Registrant for all necessary and reasonable activities in the construction of a pipeline to for interconnection of the Folsom City and Arden-Cordova water systems to provide an alternative source(s) of water supply in Registrant's Arden-Cordova customer service area.


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

                  Several studies are under way to determine the possible sources and causes of the MTBE contamination. The federal EPA is pursuing an enforcement effort to reach a settlement with the potentially responsible parties on matters relating to the cleanup of the contamination. Registrant is unable to predict the outcome of the EPA's enforcement efforts. Two of the potentially responsible parties and Registrant have executed an agreement which provides for reimbursement of Registrant's legal and consulting costs related to this matter as well as reimbursement from such parties for increased costs incurred by Registrant in purchasing replacement water.

         Bear Valley Electric

                    There have been no environmental matters that have materially affected or are currently materially affecting Registrant's Bear Valley Electric customer service area.

FORWARD-LOOKING INFORMATION

         Certain matters discussed in this Report (including the documents incorporated herein by reference) are forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as Registrant "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe Registrant's future plans, objectives, estimates or goals are also forward-looking statements. Such statements address future events and conditions concerning capital expenditures, earnings, litigation, rate, water quality and other regulatory matters, adequacy of water supplies, liquidity and capital resources, opportunities related to the operation of municipally-owned water systems and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements, by reason of factors such as utility restructuring, including ongoing local, state and federal activities; future economic conditions, including changes in customer demand; future climatic conditions; legislative, regulatory and other circumstance affecting anticipated revenues and costs.

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

         The laws of the State of California provide for the acquisition of public utility property by governmental agencies through their power of eminent domain, also known as condemnation. Registrant has not been, within the last three years, involved in activities related to the condemnation of any of its water customer service areas or in its Bear Valley Electric customer service area.

WATER PROPERTIES

         As of December 31, 1997, Registrant's physical properties consisted of water transmission and distribution systems which included 2,638 miles of pipeline together with services, meters and fire hydrants and 437 parcels of land, generally less than 1 acre each, on which are located wells, pumping plants, reservoirs and other water utility facilities including five surface water treatment plants. Registrant's 41 water systems and operating properties have been maintained and improved in the ordinary course of business.

         As of December 31, 1997, Registrant owned and operated 295 active wells equipped with pumps with an aggregate capacity of approximately 180 million gallons per day. Registrant has 52 connections to the water distribution facilities of the MWD and other municipal water agencies. Registrant's storage reservoirs and tanks have an aggregate capacity of approximately 95 million gallons. Registrant owns no dams in its customer service areas. The table below provides, in greater detail, selected water utility plant by ratemaking district.

                                 Pumps                         Distribution Facilities                   Reservoirs
                            -----------------      -----------------------------------------------   ------------------
                            Well      Booster      Mains(ft)       Meters     Services    Hydrants   Tanks     Capacity
Arden-Cordova                27         15            461,389       3,127       8,032     1,139       2          2,000
Barstow                      27         33            866,221      12,739      10,741       990       13         5,025
Bay Point                    1          16            138,638       4,914       2,999       296       8          5,046
Calipatria                   0           9            134,878       1,064       1,663        69       2            200
Claremont                    27         37            716,388      15,753      11,011     1,165       18        17,367
Clearlake                    0          14            188,616       2,544         894        73       4            867
Desert                       19         24            748,762       7,247       4,561       568       12         1,500
Los Osos                     10         11            195,811       3,663       1,374       149       8          1,423
Metropolitan                 78         82          4,735,015     143,466     107,630     7,346       41        25,067
Ojai                         5          13            234,007       5,098       3,430       347       6          1,536
Orange County                30         37          2,143,579      58,703      39,785     4,330       17        12,153
San Dimas                    11         38          1,184,443      19,841       7,652       830       14        10,143
San Gabriel                  22         10            547,521      12,459      12,678       770       3          1,520
Santa Maria                  29         25            950,041      21,005       7,217       757       8          3,238
Simi Valley                  1          19            468,756      13,818       9,454       811       6          6,210
Wrightwood                   8           6            215,028       5,403         634        71       7          1,546
------------------------------------------------ -----------------------------------------------  ---------------------
Total                       295         389        13,929,093     330,844     229,755    19,711      169        94,841

Capacity is measured in thousands of gallons


ELECTRIC PROPERTIES

         Registrant's electric properties are all located in the Big Bear area of San Bernardino County. As of December 31, 1997, the Registrant operated 28.7 miles of overhead 34.5 KV transmission lines, 0.6 miles of underground 34.5 KV transmission lines, 172.4 miles of 4.16 KV or 2.4 KV distribution lines, 39.5 miles of underground cable and 14 sub-stations. There are no generating plants in Registrant's system.

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

MORTGAGE AND OTHER LIENS

         As of December 31, 1997, Registrant had no mortgage debt outstanding, and its properties were free of any encumbrances or liens securing indebtedness.

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

         Registrant's Board of Directors has approved anticipated net capital expenditures of approximately $27,100,000 in 1998. Registrant anticipates capital expenditures of approximately $33,000,000 in 1999 and 2000, although such expenditures are subject to final approval by Registrant's Board of Directors. Registrant anticipates that net capital expenditures in excess of its internally generated cash will continue to be financed through a combination of the sale of long-term debt and additional Common Shares.

         Registrant issued 1,000,000 Common Shares in December, 1996 and an additional 71,500 Common Shares in January, 1997 for aggregate net proceeds of $22,062,000. Also during 1996, Registrant issued approximately 41,000 Common Shares through its Dividend Reinvestment and Common Share Purchase (DRP) and 401(k) Plans for additional aggregate proceeds of approximately $904,000. During 1997 and 1995, all Common Shares issued pursuant to Registrant's DRP and 401(k) plans were purchased on the open market.

         In December, 1996, Registrant sold $8 million in tax-exempt debt that was issued through the California Pollution Control Financing Authority. The funds were deposited with a trustee and were used during 1997 to finance water main replacements in several of Registrant's customer service areas.

ITEM 3.  LEGAL PROCEEDINGS

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

                  Registrant has provided water service in portions of the San Gabriel Valley for over 60 years along with over 30 other water purveyors. Portions of the San Gabriel Valley have been designated a USEPA superfund site. Registrant is not a potentially responsible party with respect to contamination of the site or sites in the San Gabriel Valley which have been designated as superfund sites. Registrant has commenced and is continuing a review and evaluation of plaintiff's claims and its insurance coverage for these potential liabilities allegedly arising over the past 30 years. Ten plaintiff's were served with interrogatories approximately 45 days ago. A Case Management Order has been agreed upon and within the next 30 days Interrogatories will be sent to the remaining plaintiffs.

                  Registrant was served on November 3, 1997 as Doe I in the matter of Santamaria v. Suburban Water Systems which was filed in Los Angeles Superior court. The complaint makes claims based on Negligence, Strict Liability, Trespass, Nuisance, Negligence per se, Absolute Liability for Ultrahazardous Activity and Fraudulent Concealment. The complaint makes allegations that Registrant sold, but did not create, contaminated water to certain of the 379 individual plaintiffs claiming personal injury and property damage. In addition, there are 10 wrongful death claims with 19 wrongful death plaintiffs. The complaint encompasses a geographical area which includes, as far as can be ascertained, little of Registrant's systems. The complaint differs from the Adler matter in that the plaintiffs have also named Suburban Water Systems, Southwest Water Co., Covina Irrigating Co., California Domestic Water Company, San Gabriel Valley Water Company, and certain parties that have been named as potentially responsible parties in the Superfund Site effecting this area. On February 16, 1998, a Second Amended Complaint was received with some new plaintiffs who were generally spouses of previously named wrongful death plaintiffs. This latest version of the complaint contains new causes of action for battery, and unfair business practices with a request for injunctive relief to abate a nuisance created as a result of alleged contamination. A Motion to Change Venue from Los Angeles County to Ventura County is pending for hearing on March 18, 1998.

                  Registrant was served in January 1998 in the matter of Nathaniel Allen, Jr., et al. V. Aerojet-General Corporation, et al which was filed in Sacramento Superior court. The complaint makes claims based on wrongful death, personal injury, property damage as a result of nuisance and trespass, medical monitoring, and diminution of property values. The claims center around the allegation that the plaintiffs in this matter have been damaged as a result of water delivered to them by Registrant and other defendants which is, or has been in the past, contaminated with a number of chemicals, including TCE, PCE, carbon tetrachloride, perchlorate, Freon-113, hexavalent chromium and other, unnamed, chemicals. On February 9, 1998, defendant McDonnell Douglas Corporation removed this case to United States District Court for the Eastern District of California. A Motion for Partial Dismissal or in the Alternative to Strike and for a More Definitive Statement was also filed by McDonnell Douglas Corporation and that Motion will be heard on March 23, 1998.

                  In light of the breadth of plaintiff's claims, the lock of factual information regarding plaintiff's claims and injuries, if any, the fact that no discovery has yet been completed, Registrant is unable at this time to determine what, if any, potential liability it may have with respect to claims in these lawsuits. Registrant intends to vigorously defend itself against these allegations.

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

                                     PART II

  ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

         (a)      MARKET INFORMATION RELATING TO COMMON SHARES -

                  Information responding to Item 201(a) of Regulation S-K is included in the 1997 Annual Report to Shareholders, under the caption "Stock Listing" and located on page 36, filed by Registrant with the Commission pursuant to Regulation 14A, and is incorporated herein by reference pursuant to General Instruction G(2).

         (b)      APPROXIMATE NUMBER OF HOLDERS OF COMMON SHARES -

                  As of February 27, 1998, there were 3,874 holders of record of Common Shares.

         (c) FREQUENCY AND AMOUNT OF ANY DIVIDENDS DECLARED AND DIVIDEND RESTRICTIONS

                  Information responding to Item 201(c) of Regulation S-K is included in the 1997 Annual Report to Shareholders, under the caption "Stock Listing" and located on page 36, filed by Registrant with the Commission pursuant to Regulation 14A, and is incorporated herein by reference pursuant to General Instruction G(2). For the last three years, Registrant has paid dividends on its Common Shares on March 1, June 1, September 1 and December 1.

                  Additional information responding to Item 201(c) of Regulation S-K with respect to dividend restrictions is included in the 1997 Annual Report to Shareholders, under Note 2 captioned "Capital Stock" located on Page 29 of the Notes to Financial Statements, filed by Registrant with the Commission pursuant to Regulation 14A, and is incorporated herein by reference pursuant to General Instruction G(2).

  ITEM 6.   SELECTED FINANCIAL DATA

         Information responding to Item 6 is included in the 1997 Annual Report to Shareholders, under the caption entitled "Selected Financial Data" located on Page 11, filed by Registrant with the Commission pursuant to Regulation 14A, and is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         Information responding to Item 7 is included in the 1997 Annual Report to Shareholders, under the caption entitled "Management's Discussion and Analysis" located on Pages 19 through 22, filed by Registrant with the Commission pursuant to Regulation 14A, and is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information responding to Item 8 is included in the 1997 Annual Report to Shareholders, filed by Registrant with the Commission pursuant to Regulation 14A, under the following captions located on Pages 23 through 32 and is incorporated herein by reference pursuant to General Instruction G(2).

         Report of Independent Public Accountants

         Balance Sheets - December 31, 1997 and 1996

         Statements of Capitalization - December 31, 1997 and 1996

         Statements of Income - for the years ended December 31, 1997, 1996 and 1995

         Statements of Changes in Common Shareholders' Equity - for the years ended December 31, 1997, 1996 and 1995

         Statements of Cash Flows - for the years ended December 31, 1997, 1996 and 1995

         Notes to Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information responding to Item 10 is included in the Proxy Statement, to be filed by Registrant with the Commission pursuant to Regulation 14A, under the captions entitled "Election of Directors" and "Executive Officers - Experience, Security Ownership and Compensation" and is incorporated herein by reference pursuant to General Instruction G(3).

ITEM 11.  EXECUTIVE COMPENSATION

         Information responding to Item 11 is included in the Proxy Statement, to be filed by Registrant with the Commission pursuant to Regulation 14A, under the captions entitled "Election of

Directors," "Executive Officers - Experience, Security Ownership and Compensation" and "Performance Graph" is incorporated herein by reference pursuant to General Instruction G(3).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information responding to Item 12 is included in the Proxy Statement, to be filed by Registrant with the Commission pursuant to Regulation 14A, under the captions entitled "Election of Directors" and "Executive Officers - Experience, Security Ownership and Compensation" and is incorporated herein by reference pursuant to General Instruction G(3).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information responding to Item 13 is included in the Proxy Statement, to be filed by Registrant with the Commission pursuant to Regulation 14A, under the caption entitled "Election of Directors" and is incorporated herein by reference pursuant to General Instruction G(3).

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

               3. See (c) below.

         (b)   None.

         (c)   Exhibits -

               3.1    By-Laws as Amended to April 26, 1994

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

               3.2.4 Certificate of Amendment of Articles of Incorporation dated May 22, 1997.*

               3.2.5 Certificate of Amendment of Articles of Incorporation dated August 21, 1997.*

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

               10.2 Reimbursement Agreement dated October 3, 1997 between Registrant and The Bank of Nova Scotia.*

               10.3 Second Sublease dated October 5, 1984 between Registrant and Three Valleys Municipal Water District incorporated herein by reference to Registrant's Registration Statement on Form S-2 (Registration No. 33-5151).

               10.4 Note Agreement dated as of February 1, 1989 between Registrant and First Colony Life Insurance incorporated herein by reference to Registrant's Form 10-K with respect to the year ended December 31, 1990. Commission File No. 0-1121.

               10.5 Schedule of omitted Note Agreements incorporated herein by reference to Registrant's Form 10-K with respect to the year ended December 31, 1990. Commission File No. 0-1121.

               10.6 Note Agreement dated as of May 15, 1991 between Registrant and Transamerica Occidental Life Insurance Company incorporated herein by reference to Registrant's Form 10-Q with respect to the quarter ended June 30, 1991. Commission File No. 0-1121.

               10.7 Schedule of omitted Note Agreements incorporated herein by reference to Registrant's Form 10-Q with respect to the quarter ended June 30, 1991. Commission File No. 0-1121.

               10.8 Agreement for Financing Capital Improvement dated as of June 2, 1992 between Registrant and Three Valleys Municipal Water District incorporated herein by reference to Registrant's Form 10-K with respect to the year ended December 31, 1992. Commission File No. 0-1121.

               10.9 Water Supply Agreement dated as of June 1, 1994 between Registrant and Central Coast Water Authority incorporated herein by reference to Registrant's Form 10-K with respect to the year ended December 31, 1994. Commission File No. 0-1121.

               10.9 Retirement Plan for Non-Employee Directors of Southern California Water Company, as amended, January 25, 1995 incorporated herein by reference to Registrant's Form 10-K with respect to the year ended December 31, 1994. Commission File No. 0-1121.

               10.10 Dividend Reinvestment and Common Share Purchase Plan incorporated herein by reference to Registrant's Post-Effective Amendment No. 1 to Form S-3 (Registration No. 33-42218).

               10.11 Key Executive Long-Term Incentive Plan incorporated herein by reference to Registrant's 1995 Proxy Statement, Commission File No. 0-1121.

               10.19 Energy Management Services Agreement between Registrant and Enova Energy, Inc. incorporated herein by reference to Registrant's Form 10-K with respect to the year ended December 31, 1996. Commission File No. 0-1121.

               13. Portions of the Annual Report to Shareholders for the year ended December 31, 1997 which are expressly incorporated herein by reference.*

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

                                         SOUTHERN CALIFORNIA WATER COMPANY

                                         By : /s/McCLELLAN HARRIS III
                                                    McClellan Harris III
                                          Vice President - Finance, Treasurer,
                                         Chief Financial Officer and Secretary

                                         Date:  March 6, 1998

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

/s/        W. V. CAVENEY                                  Date:   March 6, 1998
-------------------------------------------
            W. V. Caveney
Chairman of the Board and Director

/s/        FLOYD E. WICKS                                         March 6, 1998
-------------------------------------------
           Floyd E. Wicks
   Principal Executive Officer;
  President, CEO and Director

/s/        McCLELLAN HARRIS III                                   March 6, 1998
-------------------------------------------
               McClellan Harris III
Principal Financial and Accounting Officer;
VP - Finance, Treasurer, CFO and Secretary

/s/        JAMES L. ANDERSON                                      March 6, 1998
-------------------------------------------
         James L. Anderson, Director

/s/             JEAN E. AUER                                      March 6, 1998
-------------------------------------------
            Jean E. Auer, Director

/s/          N. P. DODGE, JR.                                     March 6, 1998
-------------------------------------------
       N. P. Dodge, Jr., Director

/s/        ROBERT F. KATHOL                                       March 6, 1998
-------------------------------------------
       Robert F. Kathol, Director

/s/           LLOYD E. ROSS                                       March 6, 1998
-------------------------------------------
           Lloyd E. Ross, Director

                                 EXHIBIT INDEX

               3.1    By-Laws as Amended to April 26, 1994

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

               3.2.4 Certificate of Amendment of Articles of Incorporation dated May 22, 1997.*

               3.2.5 Certificate of Amendment of Articles of Incorporation dated August 21, 1997.*

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

               10.2 Reimbursement Agreement dated October 3, 1997 between Registrant and The Bank of Nova Scotia.*

               10.3 Second Sublease dated October 5, 1984 between Registrant and Three Valleys Municipal Water District incorporated herein by reference to Registrant's Registration Statement on Form S-2 (Registration No. 33-5151).

               10.4 Note Agreement dated as of February 1, 1989 between Registrant and First Colony Life Insurance incorporated herein by reference to Registrant's Form 10-K with respect to the year ended December 31, 1990. Commission File No. 0-1121.

               10.5 Schedule of omitted Note Agreements incorporated herein by reference to Registrant's Form 10-K with respect to the year ended December 31, 1990. Commission File No. 0-1121.

               10.6 Note Agreement dated as of May 15, 1991 between Registrant and Transamerica Occidental Life Insurance Company incorporated herein by reference to Registrant's Form 10-Q with respect to the quarter ended June 30, 1991. Commission File No. 0-1121.

               10.7 Schedule of omitted Note Agreements incorporated herein by reference to Registrant's Form 10-Q with respect to the quarter ended June 30, 1991. Commission File No. 0-1121.

               10.8 Agreement for Financing Capital Improvement dated as of June 2, 1992 between Registrant and Three Valleys Municipal Water District incorporated herein by reference to Registrant's Form 10-K with respect to the year ended December 31, 1992. Commission File No. 0-1121.

               10.9 Water Supply Agreement dated as of June 1, 1994 between Registrant and Central Coast Water Authority incorporated herein by reference to Registrant's Form 10-K with respect to the year ended December 31, 1994. Commission File No. 0-1121.

               10.9 Retirement Plan for Non-Employee Directors of Southern California Water Company, as amended, January 25, 1995 incorporated herein by reference to Registrant's Form 10-K with respect to the year ended December 31, 1994. Commission File No. 0-1121.

               10.10 Dividend Reinvestment and Common Share Purchase Plan incorporated herein by reference to Registrant's Post-Effective Amendment No. 1 to Form S-3 (Registration No. 33-42218).

               10.11 Key Executive Long-Term Incentive Plan incorporated herein by reference to Registrant's 1995 Proxy Statement, Commission File No. 0-1121.

               10.19 Energy Management Services Agreement between Registrant and Enova Energy, Inc. incorporated herein by reference to Registrant's Form 10-K with respect to the year ended December 31, 1996. Commission File No. 0-1121.

               13. Portions of the Annual Report to Shareholders for the year ended December 31, 1997 which are expressly incorporated herein by reference.*

               21. Subsidiaries of Registrant - Exhibit not included as subsidiaries in the aggregate are not significant.

               23.    Consent of Independent Public Accountants*.

               27.    Schedule UT*.
               ---------------------
               *Filed concurrently herewith