Form 10-Q
period 1998-03-31
SOUTHERN CALIFORNIA WATER CO
filed 1998-05-12
CIK 92116

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


        For Quarter Ended MARCH 31, 1998       Commission file number 0-1121
                          --------------                              ------

                        SOUTHERN CALIFORNIA WATER COMPANY
             (Exact Name of Registrant as specified in its charter)


                     CALIFORNIA                         95-1243678
             ------------------------------        -------------------
            (State or other jurisdiction of         (I.R.S. Employer
             incorporation or organization)        Identification No.)


         630 EAST FOOTHILL BOULEVARD, SAN DIMAS, CALIFORNIA           91773
         --------------------------------------------------         ----------
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

             As of April 30, 1998, the number of shares outstanding
              of the Registrant's Common Shares, Par Value $2.50,
                                 was 8,957,671.

                        SOUTHERN CALIFORNIA WATER COMPANY

                                    FORM 10-Q

                                      INDEX

                                                                                  PAGE NO.
PART I    FINANCIAL INFORMATION

Item 1:   Financial Statements                                                           1

          Balance Sheets as of March 31, 1998 and December 31, 1997                  2 - 3

          Statements of Income for the Three Months Ended
            March 31, 1998 and March 31, 1997                                            4

          Statements of Income for the Twelve Months Ended
            March 31, 1998 and March 31, 1997                                            5

          Cash Flow Statements for the Three Months Ended
            March 31, 1998 and March 31, 1997                                            6

          Notes to Financial Statements                                                  7

Item 2:   Management's Discussion and Analysis of Financial Condition
            and Results of Operation                                                8 - 17



PART II   OTHER INFORMATION

Item 1:   Legal Proceedings                                                        17 - 19

Item 2:   Changes in Securities                                                         19

Item 3:   Defaults Upon Senior Securities                                               19

Item 4:   Submission of Matters to a Vote of Security Holders                      19 - 21

Item 5:   Other Information                                                             21

Item 6:   Exhibits and Reports on Form 8-K                                              21

          Signatures                                                                    22

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

                It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto in the Registrant's latest Annual Report for the year ended December 31, 1997 on Form 10-K.

                                SOUTHERN CALIFORNIA WATER COMPANY
                                          BALANCE SHEETS
                                              ASSETS

                                                               MARCH 31,       DECEMBER 31,
                                                                 1998             1997
                                                              -----------      ------------
                                                              (Unaudited)
UTILITY PLANT, at cost                                               (in thousands)

  Water.....................................................   $ 450,385        $ 446,605
  Electric..................................................      34,113           34,137
                                                               ---------        ---------

                                                                 484,498          480,742
  Less - Accumulated depreciation...........................    (128,483)        (125,020)
                                                               ---------        ---------

                                                                 356,015          355,722
  Construction work in progress.............................      32,624           27,901
                                                               ---------        ---------

                                                                 388,639          383,623
                                                               ---------        ---------

OTHER PROPERTY AND INVESTMENTS..............................       1,388            1,355
                                                               ---------        ---------

CURRENT ASSETS
  Cash and cash equivalents.................................       2,210            4,186
  Accounts receivable -
    Customers, less reserves of $579
      in 1998 and $466 in 1997..............................       6,610            8,544
    Other...................................................       4,918            3,614
  Unbilled revenue..........................................       7,601            9,106
  Materials and supplies, at average cost...................       1,218            1,299
  Supply cost balancing accounts............................       4,603            4,286
  Prepayments...............................................       6,203            7,676
  Accumulated deferred income taxes - net...................       4,632            5,783
                                                               ---------        ---------

                                                                  37,995           44,494
                                                               ---------        ---------

DEFERRED CHARGES
  Regulatory tax-related assets.............................      22,070           22,337
  Other deferred charges....................................       5,422            5,265
                                                               ---------        ---------
                                                                  27,492           27,602
                                                               ---------        ---------

                                                               $ 455,514        $ 457,074
                                                               =========        =========



   The accompanying notes are an integral part of these financial statements.

                        SOUTHERN CALIFORNIA WATER COMPANY
                                 BALANCE SHEETS
                         CAPITALIZATION AND LIABILITIES

                                                               MARCH 31,       DECEMBER 31,
                                                                 1998              1997
                                                              -----------       ------------
                                                              (Unaudited)
                                                                      (in thousands)
CAPITALIZATION
  Common shareholders' equity.............................     $150,052          $151,053
  Preferred shares........................................        1,600             1,600
  Preferred shares - mandatory redemption.................          440               440
  Long-term debt..........................................      130,275           115,286
                                                               --------          --------

                                                                282,367           268,379
                                                               --------          --------

CURRENT LIABILITIES
  Notes payable to banks..................................       12,000            26,000
  Long-term debt and preferred shares - current...........          231               231
  Accounts payable........................................       11,077            11,770
  Taxes payable...........................................        6,842             9,115
  Accrued interest........................................        2,359             1,868
  Other accrued liabilities...............................        7,436             7,196
                                                               --------          --------

                                                                 39,945            56,180
                                                               --------          --------

OTHER CREDITS
  Advances for construction...............................       55,439            55,574
  Contributions in aid of construction....................       28,698            28,467
  Accumulated deferred income taxes - net.................       43,549            42,984
  Unamortized investment tax credits......................        3,224             3,246
  Regulatory tax-related liability........................        1,939             1,950
  Other...................................................          353               294
                                                               --------          --------

                                                                133,202           132,515
                                                               --------          --------

                                                               $455,514          $457,074
                                                               ========          ========



   The accompanying notes are an integral part of these financial statements.

                        SOUTHERN CALIFORNIA WATER COMPANY
                              STATEMENTS OF INCOME
                              FOR THE THREE MONTHS
                          ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                               -----------------------------
                                                                1998                  1997
                                                               -------               -------
                                                                  (in thousands, except
                                                                    per share amounts)
OPERATING REVENUES
  Water...................................................     $26,166               $28,587
  Electric................................................       3,789                 3,619
                                                               -------               -------
                                                                29,955                32,206
                                                               -------               -------
OPERATING EXPENSES
  Water purchased.........................................       5,268                 7,839
  Power purchased for pumping.............................       1,306                 1,282
  Power purchased for resale..............................       1,387                 1,392
  Groundwater production assessment.......................       1,480                 1,125
  Supply cost balancing accounts..........................        (316)                  558
  Other operating expenses................................       3,261                 3,478
  Administrative and general expenses.....................       5,363                 5,317
  Depreciation............................................       2,974                 2,727
  Maintenance.............................................       1,836                 2,067
  Taxes on income.........................................       1,469                 1,105
  Other taxes.............................................       1,545                 1,578
                                                               -------               -------

                                                                25,573                28,468
                                                               -------               -------

  Operating income........................................       4,382                 3,738
OTHER  INCOME.............................................         143                    44
                                                               -------               -------

  Income before interest charges..........................       4,525                 3,782
INTEREST CHARGES..........................................       2,682                 2,470
                                                               -------               -------

NET  INCOME...............................................       1,843                 1,312
DIVIDENDS ON PREFERRED SHARES.............................          23                    23
                                                               -------               -------

EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS................     $ 1,820               $ 1,289
                                                               =======               =======

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING.............       8,958                 8,956
                                                               =======               =======

Basic Earnings Per Common  Share..........................     $  0.20               $  0.14
                                                               =======               =======

Dividends Declared Per Common  Share......................     $ 0.315               $ 0.310
                                                               =======               =======


   The accompanying notes are an integral part of these financial statements.

                        SOUTHERN CALIFORNIA WATER COMPANY
                              STATEMENTS OF INCOME
                              FOR THE TWELVE MONTHS
                          ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

                                                                   TWELVE MONTHS ENDED
                                                                        MARCH 31,
                                                               ---------------------------
                                                                 1998               1997
                                                               --------           --------
                                                                  (in thousands, except
                                                                    per share amounts)
OPERATING REVENUES
  Water....................................................    $138,567           $141,524
  Electric.................................................      12,937             11,815
                                                               --------           --------

                                                                151,504            153,339
                                                               --------           --------
OPERATING EXPENSES
  Water purchased..........................................      35,747             39,497
  Power purchased for pumping..............................       7,578              7,428
  Power purchased for resale...............................       5,183              5,665
  Groundwater production assessment........................       7,203              5,674
  Supply cost balancing accounts...........................       1,938              2,798
  Other operating expenses.................................      12,856             13,785
  Administrative and general expenses......................      22,183             21,241
  Depreciation.............................................      11,199             10,304
  Maintenance..............................................       7,069              8,459
  Taxes on income..........................................      10,194              9,770
  Other taxes..............................................       6,250              6,261
                                                               --------           --------

                                                                127,400            130,882
                                                               --------           --------

  Operating income.........................................      24,104             22,457
OTHER INCOME...............................................         857                527
                                                               --------           --------

  Income before interest charges...........................      24,961             22,984
INTEREST CHARGES...........................................      10,369             10,380
                                                               --------           --------

NET INCOME.................................................      14,592             12,604
DIVIDENDS ON PREFERRED SHARES..............................          92                 93
                                                               --------           --------

EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS.................    $ 14,500           $ 12,511
                                                               ========           ========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING..............       8,958              8,168
                                                               ========           ========

Basic Earnings Per Common Share............................    $   1.62           $   1.53
                                                               ========           ========

Dividends Declared Per Common Share........................    $   1.25           $   1.23
                                                               ========           ========


   The accompanying notes are an integral part of these financial statements.

                        SOUTHERN CALIFORNIA WATER COMPANY
                              CASH FLOW STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                 -------------------------
                                                                   1998             1997
                                                                 --------          -------
                                                                       (in thousands)
CASH FLOWS FROM -
  Operating Activities:
    Net income..............................................     $  1,843          $ 1,312
    Adjustments for non-cash items:
      Depreciation and amortization.........................        3,117            2,831
      Deferred income taxes and
        investment tax credits..............................        1,950              463
      Other - net...........................................       (1,035)            (278)
    Changes in current assets and liabilities:
      Accounts receivable...................................        1,933             (636)
      Prepayments...........................................        1,473            1,445
      Supply cost balancing accounts........................        (317)              559
      Accounts payable......................................        (690)           (4,056)
      Taxes payable.........................................      (2,273)           (1,030)
      Unbilled revenue......................................       1,506             1,576
      Other.................................................        (495)            1,123
                                                                 --------          -------
          Net Cash Provided.................................        7,012            3,309
                                                                 --------          -------

  Investing Activities:
  Construction expenditures.................................       (7,575)          (4,066)
                                                                 --------          -------
          Net Cash Used.....................................       (7,575)          (4,066)
                                                                 --------          -------

  Financing Activities:
    Receipt of advances and contributions...................          755              487
    Issuance of securities..................................       15,000            3,963
    Repayments of long-term debt and
      redemption of preferred shares........................          (11)             (40)
    Refunds on advances.....................................         (312)            (493)
    Net change in notes payable to banks....................      (14,000)          (3,500)
    Common and preferred dividends paid.....................       (2,845)          (2,801)
                                                                 --------          -------
          Net Cash Provided.................................       (1,413)          (2,384)
                                                                 --------          -------

  Net Increase (Decrease) in Cash and Cash Equivalents......       (1,976)          (3,141)

  Cash and Cash Equivalents, Beginning of Period............        4,186            3,783
                                                                 --------          -------

  Cash and Cash Equivalents, End of Period..................     $  2,210          $   642
                                                                 ========          =======



     The accompanying notes are an integral part of these financial statements.

                        SOUTHERN CALIFORNIA WATER COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. For a summary of significant accounting policies and other information relating to these interim financial statements, reference is made to pages 28 through 32 of the 1997 Annual Report to Shareholders under the caption "Notes to Financial Statements."

2. Basic earnings per common share are calculated pursuant to SFAS No. 128 Earnings per Share - and are based on the weighted average number of common shares outstanding during each period and net income after deducting preferred dividend requirements. Registrant has no dilutive securities outstanding and, accordingly, diluted earnings per share is not shown.

3. In November, 1996, Registrant filed an application with the California Public Utilities Commission (CPUC) seeking approval of its recovery through rates of costs associated with its participation in the Coastal Aqueduct Extension of the State Water Project (SWP). Registrant's current investment in SWP is approximately $1.8 million and is included in utility plant. In April 1998, Registrant filed an amended application with the CPUC requesting recovery of its costs associated with participation in SWP from future customers. Registrant is currently unable to predict if the CPUC will authorize recovery of all or any of the costs associated with its participation in SWP. See "Rates and Regulation" for more information.

4. Registrant implemented increased water rates in three of its rate-making districts on January 1, 1998. Registrant filed applications with the CPUC to increase water rates applicable to six rate-making districts in March 1998 in addition to seeking recovery of costs associated with its general office functions from all customer service areas. See the section entitled "Rates and Regulation" for more information.

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

                Registrant is organized into three regions operating within 75 communities in 10 counties in the State of California and provides water service in 21 customer service areas. As of March 31, 1998, about 73% of Registrant's water customers were located in the greater metropolitan areas of Los Angeles and Orange Counties. Registrant also provides electric service to the City of Big Bear Lake and surrounding areas in San Bernardino County. Beginning in June, 1996, all electric energy sold by Registrant to customers in its Bear Valley Electric customer service area was purchased under an energy brokerage contract with ENOVA Energy Management, Inc. Prior to June, 1996, all energy sold was purchased from the Southern California Edison Company subsidiary of Edison International. Registrant served 241,667 water customers and 20,671 electric customers at March 31, 1998, or a total of 262,338 customers compared with 261,164 total customers at March 31, 1997.

RESULTS OF OPERATION

                Basic earnings per common share for the three months ended March 31, 1998 increased by 42.9% to $0.20 per share as compared to $0.14 per share for the comparable period last year. Basic earnings for the twelve months ended March 31, 1998 increased by 5.9% to $1.62 per share as compared to $1.53 per share for the twelve months ended March 31, 1997. The increase in the recorded results primarily reflect reduced supply costs during the first quarter of 1998 as is more fully discussed below.

                As compared to last year, water sales volumes for the three months ended March 31, 1998 decreased by 13.4% as compared to last year due primarily to the extremely wet weather conditions throughout the State of California. In Southern California alone, average precipitation is more than twice the normal amount. Water sales volumes for the twelve months ended March 31, 1998 were relatively the same as the same period ended March 31, 1997. Water operating revenues for the three and twelve months ended March 31, 1998 decreased by 8.5% and 2.1%, respectively, from the same time periods ended March 31, 1997 due to the decrease in water volumes sold and a decrease in rates authorized to collect previously under-recovered supply costs. Registrant has filed for new rates to collect under-recovered supply costs and anticipates, but can give no assurance, that the CPUC will authorize the new rates. Registrant implemented new rates in three of its customers service areas in January 1998. See the section entitled "Rates and Regulation" for more information.

                Kilowatt-hour sales of electricity decreased by 5.5% for the three months ended March 31, 1998 as compared to last year due principally to the heavier winter snows experienced in Registrant's service area during the quarter which reduced the use of snow-making machines. As compared to last year, kilowatt-hour sales declined by 0.7% for the twelve months ended March 31, 1998. Electric operating revenues for the three and twelve month periods ending March 31, 1998 increased by 4.7% and 9.5%, respectively, over the comparable periods last year due to a change in rate design. See the section entitled "Rates and Regulation" for more information.

                 Purchased water costs decreased by 32.8% and 9.5%, respectively, for the three and twelve months ended March 31, 1998 as compared to the same periods ending in 1997 due to decreased amounts of purchased water in Registrant's resource mix. In addition, the three month results reflect reimbursement by two oil companies of approximately $852,000 in incremental supply costs incurred by Registrant due to groundwater contamination caused by the oil companies. The twelve month results reflect recovery of an additional $1 million from the same oil companies recorded during the fourth quarter of 1997. See the section entitled "Environmental Matters - Matters Related to Culver City System" for more information.

                The cost of power purchased for pumping increased by 1.9% and 2.0%, respectively, for the three and twelve months ended March 31, 1998 as compared to the same period ended March 31, 1997 due chiefly to an increase in pumped groundwater in Registrant's total water supply.

                As compared to the three months ended March 31, 1997, the cost of power purchased for resale decreased by 0.4% and 8.5%, respectively, for the three and twelve months ended March 31, 1998 as a result of both reduced kilowatt-hour sales and lower energy costs obtained through open market purchases.

                Groundwater production assessments are 31.6% and 26.9% higher for the three and twelve months ended March 31, 1998, respectively, due to the increased volumes of pumped water in Registrant's total water supply.

                A positive entry for the provision for supply cost balancing accounts reflects recovery of previously under-collected supply costs. Conversely, a negative entry for the provision for supply cost balancing accounts reflects an under-collection of previously incurred supply costs. The negative entries for three and twelve months ended March 31, 1998 result from the decrease in rates designed to recover previously under-collected purchased water supply costs, supply costs for power purchased for pumping and for resale and groundwater production assessments. Although the balancing account mechanism insulates earnings from changes in costs of purchased water, power purchased for pumping and groundwater production assessments, all of which are outside the immediate control of Registrant, it is not designed to insulate earnings against changes in supply mix.

                Other operating expenses decreased by 6.2% and 6.7%, respectively, for the three and twelve months ended March 31, 1998 as compared to the same periods ended March 31, 1997 due chiefly to a decrease in the amount of time being charged to this category.

                Administrative and general expenses increased by 4.4% for the twelve months ended March 31, 1998 as compared to the same periods ended March 31, 1997. This increase is due principally to an increase in costs related to a review of the adequacy of Registrant's pension and 401(k) plans.

                Depreciation expense increased by 9.1% and 8.7%, respectively, for the three and twelve months ended March 31, 1998 reflecting, among other things, the effects of recording approximately $39 million in net plant additions during 1997, depreciation on which began in January 1998.

                Taxes on income increased by 32.9% and 4.3% for the three and twelve months ended March 31, 1998 as compared to the three and twelve months ended March 31, 1997 as a result of higher pre-tax income.

                Other taxes decreased by 2.1% for the three months ended March 31, 1998 as compared to last year due to lower revenues which decreased amounts accrued for franchise fees.

                Maintenance expense decreased by 11.2% and 16.4% for the three and twelve months ended March 31, 1998 as compared to the three and twelve months ended March 31, 1997, respectively, principally due to increased maintenance on wells necessary during the first two quarters of 1997. It is anticipated, however, that maintenance expense will increase during the remainder of the year and when the heavy rains cease.

                Interest expense for the three months ended March 31, 1998 increased by 8.6% as compared to the same period last year due primarily to increased short-term bank borrowing during the three month period.

LIQUIDITY AND CAPITAL RESOURCES

               Registrant's construction program is designed to ensure its customers high quality service. Registrant maintains an ongoing distribution main replacement program throughout its customer service areas, based on the priority of leaks detected, fire protection enhancement and a reflection of the underlying replacement schedule. In addition, Registrant upgrades its electric and water supply facilities and is aggressively scheduling meter replacements that conform with CPUC requirements. Registrant's Board of Directors has approved anticipated net capital expenditures of approximately $27.1 million in 1998.

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

                Registrant continues to rely on external sources, including short-term bank borrowing, the receipt of contributions-in-aid-of-construction and advances for construction and install-and-convey advances, to fund the majority of its construction expenditures. The aggregate short-term borrowing capacity available to Registrant under its three bank lines of credit was $37 million as of March 31, 1998. As of March 31, 1998, Registrant had a total of $12 million in borrowing outstanding under those bank lines of credit. Registrant routinely employs short-term bank borrowing as an interim financing source prior to executing either a long-term debt or equity issue. Registrant issued $15 million in long-term debt in March 1998 with the net proceeds used to repay short-term bank borrowings. Registrant anticipates that it will issue additional long-term debt in 1998 with the proceeds initially used to repay bank borrowing and, after that, to fund construction expenditures.

                Registrant has no derivative financial instruments, financial instruments with significant off-balance sheet risks or financial instruments with concentrations of credit risk.

WATER SUPPLY

                For the three months ended March 31, 1998, Registrant supplied a total of 13,886,000 ccf of water as compared to 16,240,000 ccf for the three months ended March 31, 1997. Of the total 13,886,000 ccf of water supplied during the first quarter of 1998, approximately 63.7% came from pumped sources and 36.2% was purchased from others, principally the Metropolitan Water District of Southern California ("MWD") and its member agencies. The remaining 0.1% of total supply came from the United States Bureau of Reclamation (the "Bureau") under a no-cost contract. For the three months ended March 31, 1997, 54.2%, 45.7% and 0.1% was supplied from pumped sources, purchased from MWD and the Bureau, respectively.

               During the twelve months ended March 31, 1998, Registrant supplied 84,050,000 ccf of water as compared to 85,714,471 ccf supplied during the twelve months ended March 31, 1997. During the twelve month period ended March 31, 1998, pumped sources provided 55.5% of total supply, 42.7% was purchased from MWD and the remaining 1.8% was supplied by the Bureau. For the twelve months ended March 31, 1996, 54.6%, 44.1% and 1.3%, respectively, was supplied from pumped sources, purchased from MWD and the Bureau.

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

               Precipitation during the 1997-1998 winter period as a result of the "El Nino" weather pattern provided adequate supply to fill most of the state's reservoirs to near capacity and the outlook for water supply in 1998 is favorable. In those districts of Registrant which pump groundwater, overall groundwater conditions remain at adequate levels allowing Registrant to use groundwater in its resource mix and decrease its dependence on increasingly expensive purchased water. Registrant believes that its water supplies from all sources are adequate to meet current year projected demands, with the possible exception of Registrant's Arden-Cordova customer service area. See the section entitled "Environmental Matters - Matters Related to the Arden-Cordova system".

               Hydrologists are cautious in making any predictions about the effects of the "El Nino" weather pattern since weather patterns in the state of California are generally unpredictable and the El Nino weather patterns do not always repeat themselves. However, Registrant believes that, to the extent the El Nino weather pattern continues to bring above normal precipitation, thereby reducing sales volumes, its revenues and earnings during the second quarter of 1998 may be negatively impacted.

ENVIRONMENTAL MATTERS

        1996 Amendments to Federal Safe Drinking Water Act

               On August 6, 1996, amendments (the "1996 SDWA amendments") to the Safe Drinking Water Act (the "SDWA") were signed into law. The 1996 SDWA revised the 1986 amendments to the SDWA with a new process for selecting and regulating contaminants. The EPA can only regulate contaminants that may have adverse health effects, are known or likely to occur at levels of public health concern, and the regulation of which will provide "a meaningful opportunity for health risk reduction." The EPA has published a list of contaminants for possible regulation and must update that list every five years. In addition, every five years, the EPA must select at least five contaminants on that list and determine whether to regulate them. The new law allows the EPA to bypass the selection process and adopt interim regulations for contaminants in order to address urgent health threats. Current regulations, however, remain in place and are not subject to the new standard-setting provisions. The California Department of Health Services, acting on behalf of the EPA, administers the EPA's program in California.

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

        Regulation of Disinfection/Disinfection By-Products

               Registrant will also be subject to the new regulations concerning disinfection/disinfection by-products ("DBPs"), Stage I of which regulations are expected to become effective in November, 1998 with compliance required by 2001. Stage I will require reduction of tri-halomethane contaminants from 100 micrograms per liter to 80 micrograms per liter and are expected to affect two of Registrant's systems.

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

        Matters Relating to Arden-Cordova System

               Three of the 27 wells in Registrant's Arden-Cordova system have, for several years, been subject to contamination by tricholoroethylene. GenCorp Aerojet has, by court decree, been responsible for all costs related to the provision of well-head treatment. Although the ten-year agreement between Registrant and Aerojet Corporation expired in 1996, Aerojet Corporation has agreed to reimburse Registrant for the continuing costs, if any, associated with well-head treatment at all three wells.

               In January, 1997, Registrant was notified that ammonium perchlorate in amounts above the state-determined action level had been detected in three of its wells in its Arden-Cordova system. GenCorp Aerojet has, in the past, used ammonium perchlorate in their processing as an oxidizer of rocket fuels. Registrant has taken the three wells detected with ammonium perchlorate out of service. Although neither the EPA nor the DOHS has established a drinking water standard for ammonium perchlorate, DOHS has established an action level of 18 ppb which requires Registrant to notify customers in its Arden-Cordova customer service area of detection of ammonium perchlorate in amounts in excess of this action level. In April, 1997, Registrant found ammonium perchlorate in three additional wells and had removed those wells from service until it was determined that the levels were below the state-determined action level. Those wells have been returned to service. Registrant provides periodic monitoring of these wells to ensure that levels of perchlorate are below the action level currently in effect. GenCorp Aerojet has reimbursed Registrant for all necessary and reasonable activities in the construction of a pipeline to for interconnection of the Folsom City and Arden-Cordova water systems to provide an alternative source(s) of water supply in Registrant's Arden-Cordova customer service area.

               Registrant and GenCorp Aerojet are in negotiations on other matters related to procedures to address cleanup of the contaminated wells, costs associated with the cleanup, costs associated with increased costs of purchased water as compared to pumped sources and costs associated with developing new sources of groundwater supply. Registrant is unable to predict when the negotiations will be completed or the likely outcome of such negotiations.

               In February 1998, Registrant was informed that a substance called nitrosodimethylemine ("NDMA") had been detected in amounts in excess of the EPA reference dosage for health risks in three of its wells in its Arden-Cordova system. Each of the wells has been removed from service. NDMA is an additional by-product from the production of rocket fuel and it is believed that such contamination is related to the activities of Aerojet-General Corporation. Registrant is negotiating with Aerojet-General Corporation to resolve issues surrounding the NDMA cleanup including funding for new wells to replace contaminated water supplies. Registrant, however, is currently unable to determine the outcome of such negotiations. Registrant is advised to the extent its wells remain out-of-service and based upon historical summer peak day demands for the Arden-Cordova system, that there may be insufficient water supply capacity to meet summer demands in 1998. Registrant anticipates that rationing may be necessary to conserve available water supplies. Because of the flat rate structure in its Arden-Cordova customer service area, Registrant does not anticipate that revenues will be materially affected although supply costs are anticipated to decline.

        Matters Relating to Culver City System

               The compound methyl tertiary butyl ether ("MTBE") has been detected in the Charnock Basin located in the city of Santa Monica and Culver City, which lies within Registrant's service area. MTBE is an oxygenate used in reformulated fuels. At the request of the Regional Water Quality Control Board, the City of Santa Monica and the California Environmental Protection Agency, Registrant removed two of its wells in the Culver City system from service in October, 1996 to help in efforts to avoid further spread of the MTBE contamination plume. Neither of these wells has been found to be contaminated with MTBE. Registrant is purchasing water from the Metropolitan Water District at an increased cost to replace the water supply formerly pumped from the two wells removed from service.

               Several studies are under way to determine the possible sources and causes of the MTBE contamination. The federal EPA is pursuing an enforcement effort to reach a settlement with the potentially responsible parties on matters relating to the cleanup of the contamination. Registrant is unable to predict the outcome of the EPA's enforcement efforts. Two of the potentially responsible parties and Registrant have executed an agreement, effective through 1998, which provides for reimbursement of Registrant's legal and consulting costs related to this matter as well as on-going reimbursement from such parties for increased costs incurred by Registrant in purchasing replacement water. Registrant and such parties are negotiating an extension of this agreement to remain effective until the underlying groundwater basin has been cleaned up by the potentially responsible parties.

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

               The 22 customer service areas of Registrant are grouped into 16 water districts and one electric district for rate-making purposes. Registrant's water rates vary among the 16 rate-making districts due to differences in operating conditions and costs. Registrant continuously monitors operations in each of these districts so that it may file applications for rate changes, when warranted, on a district-by-district basis, in accordance with the CPUC's procedure. Under the CPUC's practices, rates may be increased by three methods: general rate increases, offsets for certain expense increases and advice letter filings related to certain plant additions.

               Rates in three of Registrant's customer service areas were increased on January 1, 1998. In March 1998, Registrant filed applications with the CPUC to increase water rates applicable to six other rate-making districts as well as for recovery of costs associated with Registrant's general office functions from all customer service areas. Registrant is unable to predict if the CPUC will authorize all or any of the proposed increases although it is not anticipated that new rates, if approved, would be effective before January, 1999.

               Pursuant to a settlement agreement, new rates were effective in May 1996 in Registrant's Bear Valley Electric customer service area that were completely offset by an increase in the amortization of an over-collection in the supply cost balancing account. The net result was no increase in revenues. An additional step increase was effective in January, 1997. In January 1998, amortization of the over-collection in the supply cost balancing account was complete and, as a result, rates increased accordingly.

               In January 1998, the CPUC authorized a memorandum account for legal expenses associated with Registrant's involvement in water quality related lawsuits in its San Gabriel Valley customer service area. In March 1998, the CPUC authorized similar memorandum accounts for Registrant's Arden-Cordova and Simi Valley customer service areas. Moreover, and partially in response to the lawsuits, the CPUC has initiated an Order Instituting Investigation ("OII") into whether its existing standards and policies regarding drinking water quality adequately protect the public health and whether those standards and policies are being uniformly complied with by water utilities, including Registrant, under its jurisdiction. See the section entitled "Legal Proceedings" for more information.

               The CPUC also has two active Orders Instituting Rulemaking ("OIR") - one to provide guidelines for acquisition and mergers of water companies; the other to provide guidelines for the privatization and excess capacity as it relates to investor-owned water companies. Settlement discussions have begun in both OIR's although Registrant is unable to predict the outcome of such discussions or whether the CPUC will issue guidelines under either or both of the OIR's.

               In November 1996, Registrant filed an application with the CPUC seeking recovery through rates of costs associated with its participation the coastal aqueduct extension of the State Water Project ("SWP"). In April 1998, Registrant filed an amended application with the CPUC requesting recovery of its costs associated with participation in SWP from future customers. Registrant is currently unable to predict if the CPUC will authorize recovery of all or any of the costs associated with its participation in SWP. See "Notes to Financial Statements" for more information.

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

FORWARD-LOOKING INFORMATION

        Certain matters discussed in this Report (including the documents incorporated herein by reference) are forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as Registrant "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe Registrant's future plans, objectives, estimates or goals are also forward-looking statements. Such statements address future events and conditions concerning capital expenditures, earnings, litigation, rate, water quality and other regulatory matters, adequacy of water supplies, liquidity and capital resources, opportunities related to operations of municipally-owned water systems and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements, by reason of factors such as utility restructuring, including ongoing local, state and federal activities; future economic conditions, including changes in customer demand; future climatic conditions; legislative, regulatory and other circumstance affecting anticipated revenues and costs.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

               On April 24, 1997, a complaint in multiple counts seeking recovery for negligence, wrongful death, strict liability, trespass, public nuisance, private nuisance, negligence per se, strict liability for ultrahazardous activities and fraudulent concealment was filed in Los Angeles Superior Court on behalf of approximately 145 plaintiffs (the "Adler Matter"). After preliminary Demurrers and Motions to Strike, these same plaintiffs filed a First Amended Complaint on or about October 16, 1997 seeking recovery on essentially the same theories. Plaintiffs allege that they are, and at all relevant times were, (1) customers of Registrant, (2) that Registrant has provided and continues to provide them with allegedly contaminated water from wells located in an area of the San Gabriel Valley that has been designated a federal environmental (USEPA) superfund site, and (3) the maintenance of this contaminated well water has resulted in contamination of the soil, subsurface soil, and surrounding air, with trichloroethylene, perchloroethene, carbon tetrachloride and other solvents. Plaintiffs further allege that Registrant's actions have caused, and continue to cause, injuries to the plaintiffs' person, personal property and financial interests in unspecified amounts. Plaintiffs seek damages, including general, special, and punitive damages, according to proof at trial, as well as attorney's fees on certain causes of action, costs of suit, and other unspecified relief. Registrant was initially served with the original Complaint on June 3, 1997. On July 31, 1997, Registrant's Motion for a Change of Venue for this matter from Downtown Los Angeles to Pasadena, California was granted

               Registrant has provided water service in portions of the San Gabriel Valley for over 60 years along with over 30 other water purveyors. Portions of the San Gabriel Valley have been designated a USEPA superfund site. Registrant is not a potentially responsible party with respect to contamination of the site or sites in the San Gabriel Valley which have been designated as superfund sites. Registrant has commenced and is continuing a review and evaluation of plaintiff's claims and its insurance coverage for these potential liabilities allegedly arising over the past 30 years. Ten plaintiff's were served with interrogatories approximately 45 days ago. A Case Management Order has been agreed upon and within the next 30 days Interrogatories will be sent to the remaining plaintiffs.

               Registrant was served on November 3, 1997 as Doe I in the matter of Santamaria v. Suburban Water Systems which was filed in Los Angeles Superior court. The complaint makes claims based on Negligence, Strict Liability, Trespass, Nuisance, Negligence per se, Absolute Liability for Ultrahazardous Activity and Fraudulent Concealment. The complaint makes allegations that Registrant sold, but did not create, contaminated water to certain of the 379 individual plaintiffs claiming personal injury and property damage (the "Santamaria Matter"). In addition, there are 10 wrongful death claims with 19 wrongful death plaintiffs. The complaint encompasses a geographical area which includes, as far as can be ascertained, little of Registrant's systems. The complaint differs from the Adler matter in that the plaintiffs have also named Suburban Water Systems, Southwest Water Co., Covina Irrigating Co., California Domestic Water Company, San Gabriel Valley Water Company, and certain parties that have been names as potentially responsible parties in the Superfund Site effecting this area. On February 16, 1998, a Second Amended Complaint was received with some new plaintiffs who were generally spouses of previously named wrongful death plaintiffs. This latest version of the complaint contains new causes of action for battery, and unfair business practices with a request for injunctive relief to abate a nuisance created as a result of alleged contamination. A Motion to Change Venue from Los Angeles County to Ventura County was granted.

               Registrant was served in January 1998 in the matter of Nathaniel Allen, Jr., et al. V. Aerojet-General Corporation, et al which was filed in Sacramento Superior court. The complaint makes claims based on wrongful death, personal injury, property damage as a result of nuisance and trespass, medical monitoring, and diminution of property values (the "Allen Matter"). The claims center around the allegation that the plaintiffs in this matter have been damaged as a result of water delivered to them by Registrant and other defendants which is, or has been in the past, contaminated with a number of chemicals, including TCE, PCE, carbon tetrachloride, perchlorate, Freon-113, hexavalent chromium and other, unnamed, chemicals. On February 9, 1998, defendant McDonnell Douglas Corporation removed this case to United States District Court for the Eastern District of California. A Motion for Partial Dismissal or in the Alternative to Strike and for a More Definitive Statement was also filed by McDonnell Douglas Corporation.

               Registrant was served on April 24, 1998 in the matter of Daphne Adams, et al. v. Aerojet General, et al. which was filed in Sacramento Superior court (the "Adams Matter"). The complaint makes claims based on Negligence, Strict Liability, Trespass, Public Nuisance, Private Nuisance, Negligence per se, Absolute Liability for Ultrahazardous Activity, Fraudulent Concealment, Violation of Cal. Business and Professions Code Section 17200 et seq., Intentional Infliction of Emotional Distress, Intentional Spoilage of Evidence, Negligent Destruction of Evidence Needed For Prospective Civil Litigation, Wrongful Death and Medical Monitoring. Plaintiffs seek damages, including general, punitive and exemplary damages, according to proof at trial, as well as attorney's fees on certain causes of action, costs of suit, injunctive, restitutionary relief, disgorged profits and civil penalties, medical monitoring according to proof and other unspecified relief. Registrant has not yet responded to the allegations in court.

               In light of the breadth of plaintiff's claims, the lack of factual information regarding plaintiff's claims and injuries, if any, the fact that no discovery has yet been completed, Registrant is unable at this time to determine what, if any, potential liability it may have with respect to claims in these lawsuits. Registrant intends to vigorously defend itself against these claims.

               In response to these and similar actions, the CPUC in March 1998 issued an Order Instituting Investigation ("OII") directed to all Class A and B water utilities in the state of California, including Registrant, into whether its existing standards and policies regarding drinking water quality adequately protect the public health and whether those standards and policies are being uniformly complied with by those water utilities. The OII notes the constitutional and statutory jurisdiction of the CPUC and the DOHS to establish and enforce adherence to water quality standards for water delivered by utilities to their customers and, in the case of the CPUC, to establish rates which permit water utilities to furnish safe water meeting the established water quality standards at prices which are both affordable and that allow the utility to earn a reasonable return on its investment. The OII provides for compliance reports to be submitted by all Class A and B water utilities, including Registrant, by July 15, 1998 for a report to be issued based upon these filings by the Water Division of the CPUC by May 16, 1999 on a series of questions dealing with the safety of current drinking water standards, compliance by water utilities with such standards, appropriate remedies for failure to comply with safe drinking water standards and whether stricter or additional safe drinking water standards are required. The OII leaves open the possibility of evidentiary hearings and further action by the CPUC.

               The CPUC did, however, in the OII set out at considerable length the jurisdiction of the CPUC and the DOHS on water quality and water safety issues and noted the "potentially enormous" implications to the water utilities, their customers and the jurisdiction of the CPUC if the plaintiffs in the several pending lawsuits prevail. One commissioner, in his published remarks concerning the OII, expressly noted that these lawsuits "directly affect" the ability of the CPUC to perform its statutory obligations and noted both potential water supply problems if the plaintiffs in these actions prevail and the cost to all water utility customers from mere prosecution of these actions. In April 1998, the CPUC served the OII upon the plaintiff's attorneys in the Adler, Santamaria and Allen Matters as well as the various courts. The Registrant is presently unable to predict the effects the OII may have on any of the lawsuits.

               Registrant is also subject to ordinary routine litigation incidental to its business. Other than as disclosed above, no legal proceedings are pending, except such incidental litigation, to which Registrant is a party or of which any of its properties is the subject which are believed to be material.

ITEM 2.  CHANGES IN SECURITIES

                As of March 31, 1998, earned surplus amounted to $52,721,000, none of which was restricted as to payment of cash dividends on Registrant's Common Shares by any terms of Registrant's debt instruments.

                As of March 31, 1998, authorized but unissued Common Shares includes 89,226 and 71,408 Common Shares reserved for issuance under Registrant's Dividend Reinvestment and Common Share Purchase Program and Investment Incentive Program ("401-k"), respectively. Common Shares reserved for the 401-k Plan are in relation to the matching contributions by Registrant and for investment purposes by participants.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                On or about March 17, 1998, common and preferred shareholders of Registrant were mailed a Notice of Annual Meeting and a Proxy Statement. Shareholders were requested to vote their shares for the election of a slate of seven directors to serve until the next annual meeting and until their successors are chosen and qualified. The following table presents the results of the election presented at the Annual Meeting of Shareholders held on April 28, 1998:

                  NAME                 "FOR"           "AGAINST"
          ------------------        ------------      ------------
          James L. Anderson            94.78%            5.22%
          Jean E. Auer                 94.75%            5.25%
          William V. Caveney           94.62%            5.38%
          N.P. Dodge, Jr.              94.69%            5.31%
          Robert F. Kathol             94.41%            5.59%
          Lloyd E. Ross                94.72%            5.28%
          Floyd E. Wicks               94.81%            5.19%


                At the Annual Meeting of Shareholders held on April 28, 1998, shareholders approved by a 96.28% affirmative vote of the votes present in person or represented by proxy and entitled to vote, the principal terms of an Agreement of Merger by and among American States Water Company, SCW Acquisition Corp. and Registrant, pursuant to which SCW Acquisition Corp. would merge with and into Registrant, with Registrant thereby becoming a wholly-owned subsidiary of American States Water Company. The consummation of the merger and formation of the holding company, American States Water Company is, in part, dependent upon receipt of approval to do so from the CPUC. CPUC approval is anticipated to be received prior to year-end 1998, although Registrant can give no assurances that such approval will be forthcoming.

                At the Annual Meeting of Shareholders held on April 28, 1998, shareholders also ratified by a 62.68% affirmative vote of the votes present in person or represented by proxy and entitled to vote, certain provisions of the articles of incorporation of American States Water Company providing for the classification of its Board of Directors for purposes of the election of American States Water Company's directors, the implementation of such provisions being effective upon the listing of the common shares of American States Water Company on the New York Stock Exchange. The trading symbol for American States Water Company will be AWR.

               At the Annual Meeting of Shareholders held on April 28, 1998, shareholders also ratified by a 60.60% affirmative vote of the votes present in person or represented by proxy and entitled to vote, certain provisions of the articles of incorporation of American States Water Company providing that (a) certain business combinations involving American States Water Company, and/or the sale of all or substantially all of American States Water Company's assets, would require, in addition to any Board and/or shareholder approvals required under applicable law, approval either by the affirmative vote of a majority of American States Water Company's continuing directors (as defined in American States Water Company's Articles of Incorporation) or by the affirmative vote of at least 66 2/3% of the combined voting power of American States Water Company's outstanding shares, voting together as a single class (other than any series of New Preferred Shares not entitled to vote thereon), (b) amendments to American States Water Company's bylaws relating to the calling of shareholders' meetings and the bringing of business thereat be approved by either a majority of American States Water Company's Board or by the affirmative vote of at least 66 2/3% of the combined voting power of American States Water Company's outstanding shares, voting together as a single class (other than any series of New Preferred Shares not entitled to vote thereon), and (c) amendments to the provisions of American States Water Company's Articles of Incorporation described above be approved by the affirmative vote of 66 2/3% of the combined voting power of American States Water Company's outstanding shares, voting together as a single class (other than any series of New Preferred Shares not entitled to vote thereon);

ITEM 5.  OTHER INFORMATION

                On April 27, 1998, the Board of Directors of Registrant declared a regular quarterly dividend of $0.315 per common share. The dividend will be paid June 1, 1998 to shareholders of record as of the close of business on May 11, 1998. In other actions, the Board of Directors declared regular quarterly dividends of $0.25 per share, $0.265625 per share and $0.3125 per share on its 4%, 4-1/4% and 5% Cumulative Preferred Shares, respectively.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    None.

                                   SIGNATURES



                Pursuant to the requirements of Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer and chief financial officer.



                                        SOUTHERN CALIFORNIA WATER COMPANY



                                        By:  s/ McCLELLAN HARRIS III
                                             ----------------------------------
                                                McClellan Harris III
                                             Vice President - Finance,
                                             Chief Financial Officer,
                                             Treasurer and Secretary


Dated:  May 12, 1998