Form 10-K
period 2005-12-31
Golden State Water CO; AMERICAN STATES WATER CO
filed 2006-03-15
CIK 92116, 1056903

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number	Registrant, State of Incorporation Address and Telephone Number	IRS Employer Identification No.
001-14431	American States Water Company (Incorporated in California) 630 E. Foothill Boulevard, San Dimas, CA 91773 (909) 394-3600	95-4676679

001-12008	Golden State Water Company (Incorporated in California) 630 E. Foothill Boulevard, San Dimas, CA 91773 (909) 394-3600	95-1243678

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
American States Water Company Common Shares
New York Stock Exchange
Rights to Purchase Junior Participating Preferred Stock

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

American States Water Company                                                               Yes ☐ No ☒

Golden State Water Company                                                                                  Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

American States Water Company                                                               Yes ☐ No ☒

Golden State Water Company                                                                                  Yes ☐ No ☒

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

American States Water Company                                                               Yes ☒ No ☐

Golden State Water Company                                                                                  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

American States Water Company

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Golden State Water Company

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

American States Water Company                                                               Yes ☐ No ☒

Golden State Water Company                                                                                  Yes ☐ No ☒

The aggregate market value of the total voting common stock held by non-affiliates of American States Water Company was approximately $492,786,000 and $582,315,000 on June 30, 2005 and March 10, 2006, respectively. The closing price per Common Share on March 10, 2006, as quoted in the Western Edition of The Wall Street Journal, was $34.64. As of March 10, 2006, the number of Common Shares of American States Water Company, outstanding was 16,810,468. As of that same date, American States Water Company owned all 122 outstanding Common Shares of Golden State Water Company. The aggregate market value of the total voting stock held by non-affiliates of Golden State Water Company was zero on June 30, 2005 and March 10, 2006.

Documents Incorporated by Reference:

Portions of the Proxy Statement of American States Water Company will be subsequently filed with the Securities and Exchange Commission as to Part III, Item Nos. 10, 11, 12, 13 and 14, in each case as specifically referenced herein.

AMERICAN STATES WATER COMPANY
and

GOLDEN STATE WATER COMPANY

FORM 10-K

INDEX

Part I

Item 1:	Business
Item 1A:	Risk Factors
Item 1B:	Unresolved Staff Comments
Item 2:	Properties
Item 3:	Legal Proceedings
Item 4:	Submission of Matters to a Vote of Security Holders

Part II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6:	Selected Financial Data
Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operation
Item 7A:	Quantitative and Qualitative Disclosures about Market Risk
Item 8:	Financial Statements and Supplementary Data
Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A	Controls and Procedures
Item 9B	Other Information

Part III

Item 10:	Directors and Executive Officers of Registrant
Item 11:	Executive Compensation
Item 12:	Security Ownership of Certain Beneficial Owners and Management
Item 13:	Certain Relationships and Related Transactions
Item 14:	Principal Accounting Fees and Services
Item 15:	Exhibits, Financial Statement Schedules

Reports of Independent Registered Public Accounting Firm
Report from Management on the Responsibility for Financial Statements
Schedule I – Condensed Financial Information of Parent and Note

PART I

Item 1. Business

This annual report on Form 10-K is a combined report being filed by two separate Registrants: American States Water Company (hereinafter “AWR”), and Golden State Water Company (hereinafter “GSWC”) (formerly known as Southern California Water Company). References in this report to “Registrant” are to AWR and GSWC, collectively, unless otherwise specified. GSWC makes no representations as to the information contained in this report relating to AWR and its subsidiaries, other than GSWC.

AWR makes its periodic reports, Form 10-Q and Form 10-K, and current reports, Form 8-K, available free of charge through its website, www.aswater.com, as soon as material is electronically filed with or furnished to the Securities and Exchange
 Commission (“SEC”). Such reports are also available on the SEC’s internet website at http://www.sec.gov. AWR also makes available free of charge its code of business conduct and ethics, its corporate governance guidelines and the charters of its corporate governance/nominating committee, its compensation committee and its audit committee through its website or by calling
(800) 999-4033. AWR has filed the certification of officers required by Section 302 of the Sarbanes-Oxley Act as Exhibits 31.1 and 31.2 to its Form 10-K for the year ended December 31, 2005.

AWR submitted a CEO Certification to the New York Stock Exchange on June 16, 2005 certifying that the Registrant was in compliance with the corporate governance rules of the New York Stock Exchange.

General

American States Water Company (“AWR”) is the parent company of Golden State Water Company (“GSWC”), American States Utility Services, Inc. (“ASUS”) and its subsidiaries, and Chaparral City Water Company (“CCWC”). AWR was incorporated as a California corporation in 1998 as a holding company for GSWC.

GSWC is a California public utility company engaged principally in the purchase, production and distribution of water (SIC No. 4941). GSWC also distributes electricity in one customer service area (SIC No. 4911). GSWC is regulated by the Public Utilities Commission of the State of California (“CPUC”) and was incorporated as a California corporation on December 31, 1929. GSWC is organized into one electric customer service area and three water service regions operating within 75 communities in 10 counties in the State of California and provides water service in 21 customer service areas. Region I consists of 7 customer service areas in northern and central California; Region II consists of 4 customer service areas located in Los Angeles County; and Region III consists of 10 customer service areas in eastern Los Angeles County, and in Orange, San Bernardino and Imperial counties. GSWC also provides electric service to the City of Big Bear Lake and surrounding areas in San Bernardino County through its Bear Valley Electric service division.

GSWC served 252,845 water customers and 22,966 electric customers at December 31, 2005, or a total of 275,811 customers, compared with 274,347 total customers at December 31, 2004. GSWC’s utility operations exhibit seasonal trends. Although GSWC’s water utility operations have a diversified customer base, residential and commercial customers account for the majority of GSWC’s water sales and revenues. Revenues derived from commercial and residential water customers accounted for approximately 91% of total water revenues for the year ended December 31, 2005 and 2004, respectively.

CCWC is an Arizona public utility company serving 13,001 customers as of December 31, 2005, compared with 12,570 customers at December 31, 2004. Located in the town of Fountain Hills, Arizona and a portion of the City of Scottsdale, Arizona, the majority of CCWC’s customers are residential. The Arizona Corporation Commission (“ACC”) regulates CCWC.

ASUS contracts, either directly or through wholly-owned subsidiaries, with various municipalities, the U.S. Government and private entities to provide water and wastewater services, including billing and meter reading, water marketing and the operation and maintenance of water and wastewater systems. On October 1, 2004, ASUS commenced operation of the water and wastewater systems at Fort Bliss located near El Paso, Texas, through Fort Bliss Water Services Company, a subsidiary of ASUS (“FBWS”), pursuant to the terms of a 50-year contract with the U.S. Government. This contract is subject to termination for convenience by the U.S. Government. The contract price is subject to re-determination on October 1, 2006 and every three years thereafter to the extent provided in the contract. Prices are also subject to equitable adjustment based upon changes in circumstances and changes in wages and fringe benefits to the extent provided in the contract.

In September 2005, ASUS entered into agreements to operate and maintain the water and wastewater systems at Andrews Air Force Base in Maryland, and Fort Story, Fort Eustis, Fort Monroe and the wastewater system at Fort Lee, in Virginia. Under the terms of these agreements, the aggregate amount of these contracts is estimated at more than $238 million over a 50-year period and is subject to periodic price re-determination adjustments and modifications for changes in circumstances. Terrapin Utility Services, Inc. (“TUS”) in Maryland and Old Dominion Utility Services, Inc. (“ODUS”) in Virginia, wholly-owned subsidiaries of ASUS, will furnish all necessary labor, management, supervision, permits, equipment, supplies, materials, transportation and any other incidentals for the complete operation, maintenance, repair, upgrades and improvements to the utility systems following the expiration of a transition period. TUS will also undertake certain capital projects at Andrews Air Force Base during the transition period. FBWS, TUS and ODUS are referred to herein as the “Military Utility Privatization Subsidiaries”. ASUS took over the operation and maintenance of the water and wastewater systems at Andrews Air Force Base on February 1, 2006 and commenced operation of these systems through TUS on that date. ASUS took over the operation and maintenance of the water and wastewater systems at Fort Lee on February 23, 2006 and commenced operation of these systems through ODUS on that date. ASUS will take over the operation and maintenance of the water and wastewater systems at Fort Eustis, Fort Monroe and Fort Story on April 3, 2006 through ODUS.

ASUS has been pursuing an opportunity to provide retail water services within the service area of the Natomas Central Mutual Water Company (“Natomas”).  Natomas is a California mutual water company which currently provides water service to its shareholders, primarily for agricultural irrigation and habitat maintenance, in portions of Sacramento and Sutter counties in northern California.  In August 2004, Natomas granted ASUS the exclusive right to market temporarily surplus water that may arise under water rights permits and contracts owned or controlled by it, to third parties outside the Natomas service area.  On January 31, 2006, ASUS entered into a water purchase agreement to acquire 5,000 acre-feet of permanent Sacramento River water diversion rights from Natomas.  Pursuant to the terms of the recent agreement, Natomas will sell, transfer and convey to ASUS, in perpetuity, water rights and entitlements to divert from the Sacramento River up to 5,000 acre-feet of water per year, subject to certain regulatory approvals.  Terms of the acquisition, among other things, include a base price of $2,500 per acre-foot of water payable in payments contingent on meeting specific milestones and events over a 10-year period.  Natomas will pay to ASUS a commission of 16% of the sale price over the same 10-year period under an existing agreement between the two companies.  At the same time that the water sale agreement was completed, Natomas and ASUS also entered into a settlement agreement that released Natomas from previously established reimbursement obligations under existing agreements.  This acquisition provides ASUS and AWR with a water rights platform that offers options for ASUS to engage in transactional opportunities with developers and/or to initiate a California Public Utilities Commission regulated franchise in Sutter County.

Certain financial information for each of AWR’s principal business units, water distribution, electric distribution, and contract services is set forth in Note 14 to the Notes to Consolidated Financial Statements of American States Water Company and its subsidiaries. The Company’s water and electric distribution segments are not dependent upon a single or only a few customers. The U.S. Government is the largest customer for contract services.

The revenue from most of the Company’s business segments is seasonal. The impact of seasonality on the Company’s businesses is discussed in more detail in Item 1A – “Risk Factors”.

Competition

The businesses of GSWC and CCWC are substantially free from direct and indirect competition with other public utilities, municipalities and other public agencies within their existing service territories. GSWC and CCWC compete with governmental agencies and other investor-owned utilities in connection with offering service to new real estate developments on the basis of financial terms, availability of water and ability to commence providing service on a timely basis. AWR’s other subsidiary, ASUS, actively competes for business with other investor-owned utilities, other third party providers of water and wastewater services, and governmental entities on the basis of price and quality of service.

Employee Relations

GSWC had 513 employees as of December 31, 2005 as compared to 491 at December 31, 2004. Sixteen positions in GSWC’s Bear Valley Electric customer service area are covered by a collective bargaining agreement, which expired on December 31, 2005, with the International Brotherhood of Electrical Workers (“IBEW”). GSWC and IBEW are currently renegotiating this contract and have mutually agreed to extend the existing contract until a new one is ratified. Sixty positions in GSWC’s Region II ratemaking district are covered by a collective bargaining agreement with the Utility Workers Union of America (“UWUA”), which expires in 2007. In February of 2006, the UWUA filed a claim to the

National Labor Relations Board (“NLRB”) alleging that GSWC has interfered with, restrained and coerced employees in the exercise of their rights under certain section of the National Labor Relations Act and has failed and refused to follow the Union Security agreement in place. While GSWC will file its statement to the NLRB defending its position, management can’t predict the outcome of this proceeding. GSWC has no other unionized employees.

CCWC had thirteen employees as of December 31, 2005, all of whom are non-union. ASUS had nine employees as of December 31, 2005, all of whom are non-union. FBWS had eight employees as of December 31, 2005, five of whom are non-union. The non-management employees at FBWS were previously covered by a collective bargaining agreement, which had a successor clause. A representative of the International Union of Operating Engineers has sought representation of the FBWS non-management employees pursuant to the successor clause. Both ODUS and TUS have one non-union employee as of December 31, 2005.

Forward-Looking Information

Certain matters discussed in this report (including the documents incorporated herein by reference) are forward-looking statements intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as Registrant “believes,” “anticipates,” “expects” or words of similar import. Similarly, statements that describe Registrant’s future plans, objectives, estimates or goals are also forward-looking statements. Such statements address future events and conditions concerning capital expenditures, earnings, litigation, rates, water quality and other regulatory matters, adequacy of water supplies, GSWC’s ability to recover electric, natural gas and water supply costs from ratepayers, contract operations, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements, by reason of factors such as changes in utility regulation, including ongoing local, state and federal activities; recovery of regulatory assets not yet included in rates; future economic conditions, including changes in customer demand and changes in water and energy supply costs; future climatic conditions; and legislative, legal proceedings, regulatory and other circumstances affecting anticipated revenues and costs.

Item 1A – Risk Factors

You should carefully read the risks described below and other information in this Form 10-K in order to understand certain of the risks of our business.

Our business is heavily regulated and, as a result, decisions by regulatory agencies and changes in laws and regulations can significantly affect our business

Our revenues depend substantially on the rates that we are permitted to charge our customers and our ability to recover our costs in these rates on a timely basis, including the ability to recover the costs of purchased water, groundwater assessments, electric power and natural gas costs, costs incurred in connection with increased environmental regulation and requirements to increase security at our water facilities in rates. Any delays by either the CPUC or the ACC in granting rate relief to cover increased operating and capital costs may adversely affect our financial performance. However, a new law in California affords the Company an opportunity to file for interim rates in situations where there may be delays in granting final rate relief.

Regulatory decisions may also impact prospective revenues and earnings, affect the timing of the recognition of revenues and expenses and may overturn past decisions used in determining our revenues and expenses. Management continually evaluates the anticipated recovery of regulatory assets, liabilities, and revenues subject to refund and provides for allowances and/or reserves as deemed necessary. In the event that our assessment as to the probability of recovery through the ratemaking process is incorrect, the associated regulatory asset or liability would be adjusted to reflect the change in our assessment or any regulatory disallowances. As of December 31, 2005, we had net regulatory assets of $54.6 million, representing future revenues we expect to recover from customers through the ratemaking process. A change in our evaluation of the probability of recovery of regulatory assets or a regulatory disallowance of all or a portion of our cost could have a material adverse effect on the Company’s financial results.

We are also in some cases required to estimate future expenses and in others we are required to incur the expense before we may recover our costs. As a result, our revenues and earnings may fluctuate depending on the accuracy of our estimates, timing of our investments or expenses or other factors. If expenses increase significantly over a short period of time, as occurred in our Bear Valley Electric division during the 2000-2001 energy crisis in

California, we may experience delays in recovery of these expenses, the inability to recover carrying costs for these expenses and increased risks of regulatory disallowances or write-offs.

Regulatory agencies may also change their rules and policies which may adversely affect our profitability and cash flows. Changes in policies of the U.S. Government may also adversely affect our military base contract operations. In certain circumstances, the U.S. Government may be unwilling or unable to appropriate funds to pay costs mandated by changes in rules and policies of state regulatory agencies with jurisdiction over the activities of the Military Utility Privatization Subsidiaries or may require us to bid on work that we believe is covered by the contract awarded to us, thereby reducing the returns that we anticipated at the time of execution of the contract.

Our earnings are greatly affected by weather during different seasons

The demand for water and electricity varies by season. Therefore, the results of operations for one period may not indicate results to be expected in another period. For instance, most water consumption occurs during the third quarter of each year when weather tends to be hot and dry. During this period, our revenues and profitability are usually high. Drought or unusually wet conditions may also adversely impact our revenues and profitability. During a drought, we may experience both lower revenues due to consumer conservation efforts and higher water and operating costs due to supply shortages. However during the 6-year drought of the late 1980’s and early 1990’s, the CPUC allowed us to surcharge our customers to collect lost revenues caused by customers’ conservation during the drought.

The demand for electricity in our Bear Valley Electric service area is greatly affected by winter snows. An increase in winter snows reduces the use of snowmaking machines at ski resorts in the Big Bear area and, as a result reduces electric revenues. Likewise, unseasonably warm weather during a skiing season may result in temperatures too high for snowmaking conditions, which also reduces electric revenues.

Our liquidity and earnings may be adversely affected by changes in water supply costs

We obtain water from a variety of sources. The preferred source is water pumped from aquifers within our service areas. In the event that our wells cannot meet customer demand or must be taken out of service as a result of contamination, we may purchase water from others. However, it usually costs us more to purchase water than to produce it from wells. Furthermore, these alternative sources of water, such as the Metropolitan Water District of Southern California (“MWD”) and the Central Arizona Project (“CAP”), may not always have an adequate supply of water to sell to us.

 We have established a memorandum account for offsettable expenses of purchased water, purchased power and groundwater related pump taxes for our water service areas in California.  Even under the memorandum account procedure, changes in water supply costs including changes in supply mix (purchased water volume vs. pumped water) compared to the authorized amount may directly affect our earnings. Our recovery of deferred water supply costs for providing water service is reduced if we are earning more than our authorized rate of return or the CPUC determines that our supply costs are not reasonable. The CPUC has recently issued a proposed decision that would reduce the administrative requirement of recovering deferred water supply costs by suspending the earnings test and eliminate the annual filing requirement. A final decision is expected in the second quarter of 2006.

We record the amount of over-collections at the end of each month. Currently, we record the amount of net under-collections in each region at the end of the year, adjusted by an earnings test, which is subject to review by the CPUC. We do not record under-collections that are uncertain for recovery, until the CPUC approves recovery of these under-collections or we are certain of receiving such approval.

 Significant claims have been asserted against us in water quality litigation

We were sued, along with others, in nineteen water quality related lawsuits alleging personal injury and property damage as a result of the delivery of water that was allegedly contaminated. These lawsuits involving plaintiffs, who received water from two groundwater basins in Los Angeles County, were dismissed in August 2004. Several plaintiffs filed an appeal on September 21, 2004. On February 7, 2006, the Second Appellate District in which the briefs were filed moved the California Supreme Court to transfer the appeal to the First Appellate District, the

District in which prior appeals regarding these cases had been heard. GSWC is unable to predict the outcome of this appeal.

Persons that are potentially responsible for causing the contamination of groundwater supplies have also been increasingly asserting claims against water distributors on a variety of theories and have thus far brought the water distributors (including us) within the class of potentially responsible parties in Federal court actions pending in Los Angeles County. This increases the costs of seeking recovery from the potentially responsible parties and the risks associated with seeking recovery of these costs. Management believes that rate recovery, proper insurance coverage and reserves are in place to appropriately manage these types of claims. However, such claims, if ultimately resolved unfavorably to the Company, could, in the aggregate, have a material adverse effect on our results of operations and financial condition.

Our operating costs have increased and are expected to continue to increase as a result of groundwater contamination

Our operations have been impacted by groundwater contamination in certain of our service territories. We have taken a number of steps to address this contamination, including the removal of wells from service, decreasing the amount of groundwater pumped from wells in our service area in order to slow the movement of plumes of contaminated water, construction of water treatment facilities and securing alternative sources of supply from other areas not affected by the contamination.

In some cases, potentially responsible parties have reimbursed us for our costs. In other cases, we have taken legal action against parties that we believe to be potentially responsible for the contamination. To date, the CPUC has permitted GSWC to establish memorandum accounts for recovery of these types of costs. As a result, our memorandum and water supply balancing accounts are high by historical standards. Moreover, we can give no assurance regarding the outcome of litigation arising out of this contamination or our ability to recover these costs in the future. However, the CPUC has allowed these higher operating costs to be recovered through rate increases.

Environmental regulation has increased, and is expected to continue to increase our operating costs

Environmental regulation has increased with improved detection technology and heightened consumer awareness of water quality issues. As a result, our capital and operating costs have increased substantially as we upgrade our water treatment plants in response to new requirements, build new water treatment plants, increase our monitoring compliance activities and remove wells from service when necessary to address contamination issues.

GSWC and CCWC may be able to recover these costs through the ratemaking process. We may also be able to recover these costs under some of our contractual arrangements. In certain circumstances, we may be able to recover costs from parties responsible or potentially responsible for contamination, either voluntarily or through specific court action. We may incur significant costs in connection with our recovery efforts, such as occurred in the Aerojet situation. Moreover, our ability to recover these types of costs depends upon a variety of factors beyond our control, including approval of rate increases, the willingness of potentially responsible parties to settle litigation and otherwise address the contamination and the extent and magnitude of the contamination. We can give no assurance regarding the adequacy of any such recovery.

The Military Utility Privatization Subsidiaries are also subject to increasingly stringent environmental regulations as well. The contracts provide various mechanisms for recovery of these costs including increasing revenues through change in conditions provisions and equitable adjustment procedures. Our contracts with the U.S. Government are, however, subject to the Anti-Deficiency Act. As a result, our ability to recover these costs may depend upon Congressional action to appropriate funds to pay these costs.

The adequacy of our water supplies depends upon a variety of factors beyond our control

The adequacy of our water supplies varies from year to year depending upon a variety of factors, including:

•                  Rainfall

•                  Availability of Colorado River water and imported water from northern California

•                  The amount of water stored in reservoirs and groundwater basins

•                  The amount of water used by our customers and others

•                  Water quality

•                  Legal limitations on use

Population growth and increases in the amount of water used have caused increased stress on surface supplies and groundwater basins. The importation of water from the Colorado River, one of GSWC’s important sources of supply, is expected to decrease in future years due to the requirements of the Central Arizona Project (“CAP”) and other limitations on the amount of water that the MWD is entitled to take from the Colorado River. MWD is expected to increase its efforts to secure additional supplies from conservation, desalination and water exchanges with the agricultural water users, but we do not know to what extent these expectations will be fulfilled.

CCWC obtains its water supply from operating wells and from the Colorado River through the CAP. CCWC’s water supply may be subject to interruption or reduction if there is an interruption or reduction in CAP water. In addition, CCWC’s ability to provide water service to new real estate developments is dependent upon CCWC’s ability to meet the requirements of the Arizona Department of Water Resources regarding the Company’s assured water supply account.

Water shortages may affect us in a variety of ways:

•                  They adversely affect supply mix by causing us to rely on more expensive purchased water

•                  They adversely affect operating costs

•                  They may result in an increase in capital expenditures for building pipelines to connect to alternative sources of supply, new wells to replace those that are no longer in service or are otherwise inadequate to meet the needs of our customers and reservoirs and other facilities to conserve or reclaim water

We may be able to recover increased operating and construction costs for our regulated systems through the ratemaking process. We may also be able to recover certain of these costs from third parties that may be responsible, or potentially responsible, for groundwater contamination.

Our liquidity, and in certain circumstances, earnings, may be adversely affected by increases in electricity and natural gas prices in California

Most of our electric energy sold to customers in our Bear Valley Electric customer service area is purchased from others under contracts that expire at the end of 2008 at an average price of $74.65 per MWh. In addition to the purchased power contracts, we also buy additional energy from the spot market to meet peak demand and sell surplus power to the spot market. We also operate a natural gas-fueled 8.4 MW generator. We are currently authorized by the CPUC to fully recover our energy costs from ratepayers up to an annual weighted average cost of $77 per MWh each year through August 2011. GSWC is required to write-off costs in excess of this cap. As a result, GSWC is currently at risk for increases in spot market prices of electricity that it purchases and for decreases in spot market prices for electricity that it sells. In addition, GSWC is permitted to collect a surcharge from its customers of 2.2¢ per kilowatt hour through August 2011 to recover the under-collection in the electric balancing account, with a current balance of $23.1 million, incurred by GSWC during the energy crisis in late 2000 through 2001. In 2011, GSWC will seek recovery of any amounts not recovered through this surcharge. Unexpected outages at the generator that we operate, or a failure to perform by any of the counterparties to our electric and natural gas purchase contracts could further increase our exposure to fluctuating natural gas and electric prices.

Changes in electricity prices also affect the unrealized gains and losses on our block forward contracts that qualify as derivative instruments as the asset or liability on these contracts is adjusted to reflect the fair market value of the contracts at the end of each month. As a result of increases in energy prices, we have recorded as of December 31, 2005 a cumulative unrealized gain of $3.4 million since the inception of these contracts. Unrealized gains and losses will continue to affect earnings until the expiration of these contracts at the end of 2008.

Our business requires significant capital expenditures

The utility business is capital intensive. On an annual basis, we spend significant sums of money for additions to or replacement of property, plant and equipment. During the years ended December 31, 2005, 2004 and 2003,

Registrant spent $71,184,000, $84,216,000 and $57,211,000, respectively, for these purposes. Our estimated capital expenditures for calendar year 2006 for these purposes are approximately $71.8 million.

We obtain funds for these capital projects from operations, contributions by developers and others and advances from developers (which must be repaid over a period of time at no interest). We also periodically borrow money or issue equity for these purposes. In addition, we have a syndicated bank facility that we can use for these purposes. We cannot assure you that these sources will continue to be adequate or that the cost of funds will remain at levels permitting us to earn a reasonable rate of return.

We operate in areas subject to natural disasters or that may be the target of terrorist activities

We operate in areas that are prone to earthquakes, fires, mudslides and other natural disasters. While we maintain insurance policies to help reduce our financial exposure, a significant seismic event in Southern California, where our operations are concentrated, or other natural disaster in southern California could adversely impact our ability to deliver water and adversely affect our costs of operations. The CPUC has historically allowed utilities to establish a catastrophic event memorandum account (“CEMA”) as another possible mechanism to recover costs.

Our utility and other assets could also be targeted by terrorists seeking to disrupt services to our customers. We may also be prevented from providing water and wastewater services in the military bases that we serve in times of military crisis affecting these bases.

The expansion of our contract operations under ASUS will expose us to different risks than those associated with our other utility operations

We are incurring additional costs at ASUS in connection with the expansion of our contract operations associated with the preparation of bids, the negotiation of the terms of new contracts and start-up activities associated with new contracts. Our ability to recover these costs and to earn a profit on our contract operations will depend upon the extent to which we are successful in obtaining new contracts and our ability to recover those costs and other costs from revenues from new contracts.

In addition, we must maintain the proper management of water and wastewater facilities and find state-certified and qualified employees to support the operation. Failure to do so could put us at risk, among other things, of operations errors at these facilities and for improper billing and collection procedures as well as loss of contracts, assessment of penalties for operational failures and loss of revenues.

Our military privatization contracts create certain risks that are different from that of our other utility operations

We have entered into four contracts to provide water and wastewater services at military bases pursuant to 50-year fixed price contracts, subject to periodic price re-determination. These contracts are subject to termination for the convenience of the government and for failure to meet guaranteed performance standards. In addition, the U.S. Government may stop work under the terms of the contracts or delay performance of our obligations under the contracts.

Our contract pricing was based on a number of assumptions, including assumptions about prices and availability of labor, equipment and materials. We may be unable to recover all of our costs if any of these assumptions are inaccurate or we failed to consider all costs that we may incur in connection with performing the work. We are also subject to price adjustments at the time of price re-determination or in connection with requests for equitable adjustments or other changes permitted by the terms of the contract.

We manage engineering and construction activities for water and wastewater facilities where design, construction or systems failures may result in injury or damage to third parties. Any liability in excess of claims against our subcontractors, the performance bonds and our insurance limits at these facilities could result in claims against us which may adversely affect our profits.

If there is a dispute with the U.S. Government regarding performance under these contracts or the amounts owed to us, the U.S. Government may delay or withhold payment to us. If we are ultimately unable to collect these payments timely, our profits and cash flows would be adversely affected.

We are a holding company that depends on cash flow from GSWC to meet our obligations and to pay dividends on our Common Shares

As a holding company, we conduct substantially all of our operations through our subsidiaries and our only significant assets are investments in those subsidiaries. This means that we are dependent on distributions of funds from our subsidiaries to meet our debt service. More than 90% of our earnings are derived from the operations of GSWC. Moreover, neither CCWC nor ASUS have paid any dividends to us during 2005, 2004 or 2003. As a result, we are dependent on cash flow from GSWC to meet our obligations and to pay dividends on our Common Shares.

Our subsidiaries are separate and distinct legal entities and generally have no obligation to pay any amounts due on our debt. Dividends are only paid if and when declared by the Board. Moreover, GSWC is obligated to give first priority to its own capital requirements and to maintain a capital structure consistent with that determined to be reasonable by the CPUC in its most recent decision on capital structure in order that ratepayers not be adversely affected by the holding company structure. Furthermore, our right to receive cash or other assets upon the liquidation or reorganization of GSWC is generally subject to the prior claims of creditors of that subsidiary. If we are unable to obtain funds from GSWC in a timely manner we may be unable to meet our obligations, make additional investments in CCWC or ASUS or pay dividends.

Our operations are geographically concentrated in California

Although we own water and wastewater facilities in a number of states, over 90% of operations are located in California, particularly southern California. As a result, we are largely subject to weather, political, water supply, labor, utility cost, regulatory and economic risks affecting California.

Item 1B – Unresolved Staff Comments

Registrant has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2005 fiscal year and that remain unresolved.

Item 2 - Properties

Franchises

GSWC holds Certificates of Public Convenience and Necessity granted by the CPUC in each of the ratemaking districts it serves. CCWC holds Certificates of Public Convenience and Necessity granted by the ACC for the areas in which it serves. Both GSWC and CCWC hold franchises, easements and rights of way pursuant to the terms of agreements that must periodically be renewed. These agreements are subject to suspension or termination in certain circumstances if GSWC or CCWC, as applicable, violate the terms of the agreements. In addition, FBWS holds Certificates of Public Convenience and Necessity from the Texas Commission on Environmental Quality (“TCEQ”). The Virginia State Corporation Commission exercises jurisdiction over ODUS as a public service company.

On December 14, 2005, the Maryland Public Service Commission determined it was in the public interest and consistent with public convenience and necessity to conditionally approve the right of TUS to operate as a water and wastewater utility service at Andrews Air Force Base, Maryland in accordance with the terms and conditions of the contract with the U.S. Government.

Electric Properties

GSWC’s electric properties are all located in the Big Bear area of San Bernardino County in California. As of December 31, 2005, GSWC operated 29 miles of overhead 34.5 kv transmission lines, 1 mile of underground 34.5 kv transmission lines, 175 miles of 4.16 kv or 2.4 kv distribution lines, 53 miles of underground cable, and 14 sub-stations and a natural gas-fueled 8.4 MW peaking generation facility.

Office Buildings

Registrant’s general headquarters are housed in a single-story office building located in San Dimas, California. The land and the building are owned by GSWC. GSWC also owns and/or leases certain facilities housing regional, district and customer service offices. CCWC owns its primary office space in Fountain Hills, Arizona. ASUS leases an office facility in Costa Mesa, California.

Water Properties

As of December 31, 2005, GSWC’s physical properties consisted of water transmission and distribution systems which included 2,707 miles of pipeline together with services, meters and fire hydrants and approximately 430 parcels of land, generally less than 1 acre each, on which are located wells, pumping plants, reservoirs and other water utility facilities, including five surface water treatment plants.

As of December 31, 2005, GSWC owned 253 wells. All wells are equipped with pumps with an aggregate capacity of approximately 242 million gallons per day. GSWC has 65 connections to the water distribution facilities of the Metropolitan Water District of Southern California (“MWD”) and other municipal water agencies. GSWC’s storage reservoirs and tanks have an aggregate capacity of approximately 109 million gallons. GSWC owns no dams in its customer service areas. The following table provides, in greater detail, selected water utility plant of GSWC for each of its water regions:

	Pumps		Distribution Facilities			Reservoirs
District	Well	Booster	Mains*	Services	Hydrants	Tanks	Capacity*

Region I	75	118	528	55,072	3,905	44	28,952

Region II	58	76	966	100,249	8,565	34	25,369

Region III	120	197	1,213	97,524	10,357	81	54,915	(1)
Total	253	391	2,707	252,845	22,827	159	109,236

* Reservoir capacity is measured in thousands of gallons. Mains are in miles.

(1)  GSWC has additional reservoir capacity in its Claremont system, through an exclusive right to use all of an 8 million gallon (“MG”) reservoir and one-half of the treatment plant’s capacity owned by Three Valleys Municipal Water District.

As of December 31, 2005, CCWC’s physical properties consisted of water transmission and distribution systems, which included 184 miles of pipeline, together with services, meters, fire hydrants, wells, reservoirs with a combined storage capacity of 7.55 million gallons and other water utility facilities including a surface water treatment plant, which treats water from the CAP.

Mortgage and Other Liens

As of December 31, 2005, GSWC had no mortgage debt outstanding, and its properties were substantially free of any encumbrances or liens securing indebtedness.

As of December 31, 2005, substantially all of the utility plant of CCWC was pledged to secure its Industrial Development Authority Bonds, which among other things, restricts CCWC’s ability to incur debt and make liens, sell, lease or dispose of assets, or merge with another corporation, and pay dividends.

As of December 31, 2005, neither AWR nor ASUS or any of its subsidiaries had any mortgage debt or liens securing indebtedness outstanding.

Condemnation of Properties

The laws of the State of California and the State of Arizona provide for the acquisition of public utility property by governmental agencies through their power of eminent domain, also known as condemnation, where doing so is in the public interest. In addition, however, the laws of the State of California also provide: (1) that the owner of the utility property may contest whether the condemnation is actually in the public interest; and (2) that the owner is entitled to receive the fair market value of its property if the property is ultimately taken.

Although the City of Claremont, California located in GSWC’s Region III, has not initiated the formal condemnation process pursuant to California law, the City has expressed various concerns to GSWC about the rates charged by GSWC and the effectiveness of the CPUC’s rate setting procedures. The City hired a consultant to perform an appraisal of the value of Registrant’s water system serving the City. The value was estimated in 2004 by the consultant at $40 - $45 million. GSWC disagrees with the City’s valuation assessment. As of December 31, 2005, management believes that the fair market value of the system exceeds the $37 million recorded net book value and also exceeds the consultant’s estimates of the Claremont water system.

Except for the City of Claremont, Registrant has not been, within the last three years, involved in activities related to the condemnation of any of its water customer service areas or in its Bear Valley Electric customer service area. However, on April 12, 2005, the Town Council of the Town of Apple Valley voted 5-0 to authorize Town staff to prepare a Request for Proposal for an evaluation of the feasibility and potential cost of and a timeframe for the potential takeover of GSWC’s Apple Valley water systems as well as the water systems of another utility serving the Town. On August 23, 2005, the Town Council authorized staff to hire a firm to perform a feasibility study and financial analysis regarding the potential takeover. Results of the study are expected to be presented to the Council in the second quarter of 2006.

GSWC has not received any formal notice from the Town of its intention to condemn the Registrant’s Apple Valley water systems. Management is unable to predict what the results of the Town’s evaluation might be and what action, if any, the Town might take as a result of the evaluation. However, GSWC will vigorously defend itself should the Town determine to proceed towards condemning its Apple Valley water systems. As of December 31, 2005, management believes that the fair market value of the system exceeds the recorded net book value of the Apple Valley water systems.

Item 3 - Legal Proceedings

Water Quality-Related Litigation

In 1997, GSWC was named as a defendant in nineteen lawsuits that alleged that GSWC and other water utilities, delivered unsafe water to their customers in the San Gabriel Valley and Pomona Valley areas of Los Angeles County. Plaintiffs in these actions sought damages, including general, special, and punitive damages, as well as attorney’s fees on certain causes of action, costs of suit, and other unspecified relief. The nineteen lawsuits involve customer service areas located in Los Angeles County and were filed in Los Angeles Superior Court: Robert Arenas, et al. v. Suburban Water Systems, Inc., et al., Case No. KC037559, Anthony John Bell, et al. v. City of Pomona, et al., Case No. KC038796, Adler, et al. v. Southern California Water Company, et al., Case No. BC169892, Santamaria, et al. v. Suburban Water Systems, et al., Case No. KC025995, Georgianna Dominguez et al. v. Southern California Water Company, et al., Case No. GC021657, Anderson, et al. v. Suburban Water Company, et al., Case No. KC028524, Abarca, et al. v. City of Pomona, et al., Case No. K027795, Celi, et al. v. San Gabriel Valley Water Company, Case No. GC020622, Boswell et al. v. Suburban Water Systems, et al., Case No. KC027318, Demciuc et al. v. Suburban Water Systems, et al., Case No. KC028732, Antoinette Adejare, et al. v. City of Pomona, et al., Case No. KC031096, Almelia Brooks, et al. v. Suburban Water System, et al., Case No. KC032915, Lori Alexander, et al. v. Suburban Water Systems, et al., Case No. KC031130, David Arnold, et al. v. City of Pomona, et al., Case No. KC034636, Gilda Ambrose-Dubre, et al. v. City of Pomona, et al., Case No. KC032906, Melissa Garrity Alvarado, et al. v. Suburban Water Systems et al., Case No. KC034953 , Charles Alexander, et al. v. City of Pomona, et al., Case No KC035526, Criner, et al. v. San Gabriel Valley Water Company, et al., Case No. GC021658, and Donerson, et al. v. City of Pomona, et al., Case No. KC035987.

On August 4, 2004, the trial court Judge dismissed GSWC from all nineteen Los Angeles County cases. The order was issued by the Trial Judge presiding over these matters, and followed a lengthy legal proceeding dating back to April 1997 when the first of the cases was filed by over 140 customers in the San Gabriel Valley. The Court found GSWC did not violate established water quality standards and dismissed the cases after allowing reasonable time and opportunity for the plaintiffs to prove otherwise. GSWC has long asserted that it meets or exceeds the requirements to provide water within the standards established by the health authorities. On September 21, 2004, GSWC received notice that several plaintiffs filed an appeal to the trial court’s order to dismiss GSWC. Briefs and reply briefs on the appeal have been filed; however, no date for a hearing before the appeals court has been set yet. On February 7, 2006, the Second Appellate District in which the briefs were filed moved the California Supreme Court to transfer the appeal to the First Appellate District, the District in which prior appeals regarding these cases had been heard. GSWC is unable to predict the outcome of this appeal.

GSWC is subject to self-insured retention (deductible) provisions in its applicable insurance policies and has either expensed the self-insured amounts or has reserved against payment of these amounts as appropriate. GSWC’s various insurance carriers have, to date, provided reimbursement for much of the costs incurred above the self-insured amounts for defense against these lawsuits, subject to a reservation of rights. In addition, the CPUC has issued certain decisions, which authorize GSWC to establish a memorandum account to accumulate costs to comply with certain contamination remediation requirements for future recovery.

Other Water Quality Litigation

Perchlorate and/or Volatile Organic Compounds (“VOC”) have been detected in five wells servicing GSWC’s San Gabriel System. GSWC filed suit in federal court, along with two other affected water purveyors and the San Gabriel Basin Water Quality Authority (“WQA”), against some of those potentially responsible for the contamination. Some of the other potential responsible parties settled with GSWC, other water purveyors and the WQA (the “Water Entities”) on VOC related issues prior to the filing of the lawsuit. In response to the filing of the Federal lawsuit, the Potentially Responsible Party (“PRP”) defendants filed motions to dismiss the suit or strike certain portions of the suit. The judge issued a ruling on April 1, 2003 granting in part and denying in part the defendant’s motions. A key ruling of the court was that the water purveyors, including the Registrant, by virtue of their ownership of wells contaminated with hazardous chemicals are themselves PRPs under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”).

Registrant has, pursuant to permission of the court, amended its suit to claim certain affirmative defenses as an “innocent” party under CERCLA. Registrant is presently unable to predict the outcome of this ruling on its ability to fully recover from the PRPs future costs associated with the treatment of these wells. In this same suit, the PRPs have filed cross-complaints against the Water Entities, the MWD, the Main San Gabriel Basin Watermaster and others on the theory that they arranged for and transported contaminated water into the Basin for use by Registrant and the other two affected water purveyors and for other related claims.

On August 29, 2003, the US Environmental Protection Agency (“EPA”) issued Unilateral Administrative Orders (“UAO”) against 41 parties deemed responsible for polluting the groundwater in that portion of the San Gabriel Valley from which two of GSWC’s impacted wells draw water. GSWC was not named as a party to the UAO. The UAO requires that these parties remediate the contamination. The judge in the Federal lawsuit has appointed a special master to oversee mandatory settlement discussions between the PRPs and the Water Entities. EPA is also conducting settlement discussions with several PRPs regarding the UAO. The Water Entities and EPA are working to coordinate their settlement discussions under the special master in order to arrive at a complete resolution of all issues affecting the Federal lawsuits and the UAO. Registrant is presently unable to predict the ultimate outcome of these settlement discussions.

Santa Maria Groundwater Basin Adjudication

In 1997, the Santa Maria Valley Water Conservation District (“plaintiff”) filed a lawsuit against multiple defendants, including GSWC, the City of Santa Maria, and several other public water purveyors. The plaintiff’s lawsuit seeks an adjudication of the Santa Maria Groundwater Basin.

As of December 31, 2005, GSWC has incurred costs in defending its rights in the Basin, including legal and expert witness fees, which have been deferred in Utility Plant for rate recovery. In February 2006, GSWC filed with the CPUC for recovery of these costs. Management believes that the recovery of these costs through rates is probable. However, management is required to go to the CPUC to seek recovery of these costs that have been incurred by GSWC in this lawsuit. A settlement has been reached, subject to CPUC approval. The settlement, among other things, if approved, would preserve GSWC’s historical pumping rights and secure supplemental water rights for use in case of drought or other reductions in the natural yield of the Basin. There are also a small number of non-settling parties, and the case is going forward as to them.  The stipulation, if approved, would preserve GSWC’s position with the settling parties independent of the outcome of the case as it moves forward with the non-settling parties.  GSWC can not predict the outcome of the case as to the non-settling parties.

Other Litigation

Registrant is also subject to ordinary routine litigation incidental to its business. Other than those disclosed above, no other legal proceedings are pending, which are believed to be material. Management believes that rate recovery, proper insurance coverage and reserves are in place to insure against property, general liability and workers’ compensation claims incurred in the ordinary course of business.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information Relating to Common Shares -

Common Shares of American States Water Company are traded on the New York Stock Exchange (NYSE) under the symbol AWR. The intra-day high and low NYSE prices on the Common Shares for each quarter during the past two years were:

	Stock Prices
	High	Low
2005
First Quarter	$27.63	$24.31
Second Quarter	29.89	24.76
Third Quarter	34.14	28.12
Fourth Quarter	34.55	28.65

2004
First Quarter	$26.80	$24.00
Second Quarter	25.18	20.82
Third Quarter	26.00	21.90
Fourth Quarter	26.45	23.20

Approximate Number of Holders of Common Shares

As of March 10, 2006, there were 3,427 holders of record of the 16,810,468 outstanding Common Shares of American States Water Company. AWR owns all of the authorized and outstanding Common Shares of GSWC, CCWC and ASUS. ASUS owns all of the outstanding stock of the Military Utility Privatization Subsidiaries.

Frequency and Amount of Any Dividends Declared and Dividend Restrictions

For the last two years, AWR has paid dividends on its Common Shares on March 1, June 1, September 1 and December 1. The following table lists the amount of dividends paid on Common Shares of American States Water Company:

	2005	2004
First Quarter	$0.225	$0.221
Second Quarter	$0.225	$0.221
Third Quarter	$0.225	$0.221
Fourth Quarter	$0.225	$0.225
Total	$0.900	$0.888

AWR’s and ASUS’s ability to pay dividends is subject to the requirement in the Company’s $85 million revolving credit facility for AWR to maintain compliance with all covenants described in footnote (15) to the table in the section entitled “Contractual Obligations, Commitments and Off Balance Sheet Arrangements” included in Part II, Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operation. GSWC’s maximum ability to pay dividends is restricted by certain Note Agreements to the sum of $21 million plus 100% of consolidated net income from certain dates plus the aggregate net cash proceeds received from capital stock offerings or other instruments convertible into capital stock from various dates. Under the most restrictive of the Note Agreements, $206.9 million was available from GSWC to pay dividends to AWR on December 31, 2005. GSWC is also prohibited under the terms of a senior note issued in October 2005 from paying dividends if, after giving effect to the dividend, its total indebtedness to capitalization ratio (as defined) would be more than .6667 to 1. At December 31, 2005, GSWC would have to issue additional debt of $238.2 million to violate this covenant.

The ability of AWR, ASUS and GSWC to pay dividends is also restricted by California law. Under restrictions of the California tests, approximately $101.1 million of AWR’s retained earnings was available to pay dividends to common shareholders at December 31, 2005. Approximately $99.6 million was available from the retained earnings of GSWC at December 31, 2005 to pay dividends to AWR. At December 31, 2004, ASUS was unable to pay dividends to AWR under the California tests.

CCWC is subject to contractual restrictions on its ability to pay dividends. CCWC’s maximum ability to distribute dividends is limited to maintenance of no more than 55% debt in the capital structure for the quarter immediately preceding the distribution. The ability of CCWC to pay dividends is also restricted under Arizona law. Under restrictions of the Arizona tests, approximately $6.1 million was available to pay dividends to AWR at December 31, 2005. See footnote (6) to the table in the section entitled “Contractual Obligations and Other Commitments” included in Part II, Item 7 in Management’s Discussion and Analysis of Financial Conditions and Results of Operation.

AWR paid $15.1 million in common dividends to shareholders for the year ended December 31, 2005, as compared to $13.9 million for the year ended December 31, 2004. GSWC paid dividends of $16.0 million and $15.8 million to AWR in 2005 and 2004, respectively. CCWC and ASUS did not pay any dividends to AWR in 2005 or 2004.

Other Information

The shareholders of AWR have approved the material features of all equity compensation plans under which AWR directly issues equity securities. AWR did not directly issue any unregistered equity securities during 2005.

The Company issued a $40,000,000 senior note to CoBank, ACB (“CoBank”) on October 11, 2005 for cash. No underwriter’s fees or discounts were paid. The issuance of this note was not registered with the Securities and Exchange Commission in reliance on Section 4(2) of the Securities Act of 1933. This note is not convertible or exchangeable for any equity securities of the Company.

The following table provides information about Company repurchases of its Common Shares during the fourth quarter of 2005:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs(3)
October 1 - 31, 2005	7,750	(4)	$29.48	—	NA
November 1 - 30, 2005	58	(2)	$31.38	—	NA
December 1 - 31, 2005	7,237	(4)	$32.18	—	NA
TOTAL	15,045		$30.79	—	NA

(1)  None of the Common Shares were purchased pursuant to any publicly announced stock repurchase program.

(2)  All of these Common Shares were acquired on the open market for new participants in the Company’s Common Share Purchase and Dividend Reinvestment Plan.

(3) None of these plans contain a maximum number of Common Shares that may be purchased in the open market.

(4)  Of this amount, 7,500 and 7,000 Common Shares were acquired on the open market in October and December 2005, respectively, for employees pursuant to the Company’s 401(k) plan. All of the Common Shares needed to meet the requirements of this plan were purchased in the open market.  The remainder of the Common Shares was acquired on the open market for new participants in the Company’s Common Share Purchase and Dividend Reinvestment Plan.

Item 6. Selected Financial Data

	AWR
(in thousands, except per share amounts)	2005	2004	2003	2002	2001
Income Statement Information
Total Operating Revenues	$236,197	$228,005	$212,669	$209,205	$197,514
Total Operating Expenses	195,753	191,915	179,064	171,557	159,813
Operating Income	40,444	36,090	33,605	37,648	37,701
Other Income (Loss)	(79)	301	(3,643)	390	(510)
Interest Charges	13,599	17,850	18,070	17,699	15,735
Net Income	26,766	18,541	11,892	20,339	21,456
Preferred Dividends	—	—	—	(29)	(84)
Earnings Available for Common Shareholders	$26,766	$18,541	$11,892	$20,310	$21,372
Basic Earnings per Common Share*	$1.58	$1.19	$0.78	$1.34	$1.41
Dividends Declared per Common Share	$0.900	$0.888	$0.884	$0.872	$0.867
Average Shares Outstanding	16,778	15,633	15,200	15,144	15,120
Average Number of Diluted Shares Outstanding	16,809	15,663	15,227	15,157	15,122
Fully Diluted Earnings per Common Share	$1.57	$1.18	$0.78	$1.34	$1.41

Balance Sheet Information
Total Assets	$876,777	$810,277	$758,818	$700,553	$681,829
Common Shareholders’ Equity	264,094	251,465	212,487	213,279	204,654
Long-Term Debt	268,405	228,902	229,799	231,089	245,692
Preferred Shares-Not Subject to Mandatory Redemption	—	—	—	—	1,600
Preferred Shares-Mandatory Redemption	—	—	—	—	280
Total Capitalization	$532,499	$480,367	$442,286	$444,368	$452,226
Book Value per Common Share	$15.72	$15.01	$13.97	$14.05	$13.54

* In accordance with Emerging Issues Task Force No. 03-06, “Participating Securities and the Two-Class Method under FASB Statement No. 128” which was effective in the second quarter of 2004, AWR uses the “two-class” method of computing EPS for the affects of participating securities. The “two-class” method is an earnings allocations formula that determines EPS for each class of common stock and participating security. AWR has participating securities related to stock options and stock units that earn dividend equivalents on an equal basis with Common Shares. Registrant determined that the effect on 2004 and 2003 was immaterial. Basic EPS in 2005 was computed, utilizing the “two-class” method, by dividing net income available for common shareholders by the weighted-average number of Common Shares outstanding. Net income available for common shareholders excluding earnings available and allocated to participating securities, was $26,468,000.

	GSWC
(in thousands)	2005	2004	2003	2002	2001
Income Statement Information
Total Operating Revenues	$225,711	$219,685	$205,517	$202,202	$190,455
Total Operating Expenses	185,545	182,148	170,912	164,664	154,416
Operating Income	40,166	37,537	34,605	37,538	36,039
Other Income (Loss)	(108)	298	(3,660)	318	(624)
Interest Charges	12,230	16,924	17,060	16,636	14,577
Net Income	$27,828	$20,911	$13,885	$21,220	$20,838

Balance Sheet Information
Total Assets	$810,689	$756,276	$705,563	$649,018	$632,689
Common Shareholder’s Equity	255,620	243,848	206,047	207,562	200,972
Long-Term Debt	261,540	221,697	221,996	222,725	236,804

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Unless specifically noted, the following discussion and analysis provides information on AWR’s consolidated operations and assets. For the years ended December 31, 2005, 2004 and 2003, there is generally no material difference between the consolidated operations and assets of AWR and the operations and assets of GSWC. However, where necessary, the following discussion and analysis includes references specifically to AWR’s other subsidiaries – CCWC and ASUS.

Overview

Our revenues, income, and cash flows are earned primarily through delivering drinking water to homes and businesses. Rates charged to customers of GSWC and CCWC are determined by either the CPUC or ACC. These rates are intended to allow recovery of operating costs and a reasonable rate of return on capital. Factors recently affecting our financial performance include the process and timing of setting rates charged to customers; our ability to recover, and the process for recovering, the costs of water and electricity in rates; weather; the impact of increased water quality standards on the cost of operations and capital expenditures; pressures on water supply caused by population growth, more stringent water quality standards, deterioration in water quality and water supply from a variety of causes; capital expenditures needed to upgrade water systems and increased costs and risks associated with litigation relating to water quality and water supply, including suits initiated by the Company to protect its water supply.

For 2005, net income was $26.8 million compared to $18.5 million in 2004, an increase of 44%. Diluted earnings per share for 2005 were $1.57 compared to $1.18 in 2004, an increase of 33%. The increase in earnings per share was primarily due to a decision issued by the CPUC authorizing recovery of previously incurred costs related to the Aerojet litigation, increased rates approved by the CPUC and ACC and a significant increase in the unrealized gain on purchased power contracts related to our Bear Valley Electric division due to increasing energy prices. Partially offsetting the increased rates were lower revenues due to decreased water consumption caused by near record rainfalls in Southern California, higher operating costs, a higher effective tax rate and the dilutive effect of having more shares outstanding.

We plan to continue to seek additional rate increases in future years to recover our operating and supply costs and receive reasonable returns on invested capital. Capital expenditures in future years are expected to remain at much higher levels than depreciation expense. Cash from operations is not expected to be sufficient to fund our cash needs for capital expenditures, dividends, investments in our contract business and other cash needs. We expect to fund these needs through a combination of debt and common stock offerings in the next five years.

Consolidated Results of Operations - Years Ended December 31, 2005 and 2004

	YEAR	YEAR
	ENDED	ENDED	$	%
	12/31/2005	12/31/2004	CHANGE	CHANGE
OPERATING REVENUES
Water	$205,506	$200,635	$4,871	2.4%
Electric	27,224	25,594	1,630	6.4%
Other	3,467	1,776	1,691	95.2%
Total operating revenues	236,197	228,005	8,192	3.6%

OPERATING EXPENSES
Water purchased	46,326	46,110	216	0.5%
Power purchased for pumping	8,488	8,982	(494)	-5.5%
Groundwater production assessment	8,318	7,266	1,052	14.5%
Power purchased for resale	13,238	14,552	(1,314)	-9.0%
Unrealized loss on purchased power contracts	(5,445)	136	(5,581)	4103.7%
Gain on sale of water rights	—	(5,675)	5,675	100.0%
Gain on settlement for removal of wells	(760)	—	(760)	-100.0%
Supply cost balancing accounts	(4,425)	4,188	(8,613)	-205.7%
Other operating expenses	21,202	19,999	1,203	6.0%
Administrative and general expenses	44,133	41,809	2,324	5.6%
Depreciation and amortization	21,846	20,824	1,022	4.9%
Maintenance	11,585	11,562	23	0.2%
Taxes on income	21,945	13,390	8,555	63.9%
Other taxes	9,302	8,772	530	6.0%
Total operating expenses	195,753	191,915	3,838	2.0%

Operating income	40,444	36,090	4,354	12.1%

OTHER INCOME (LOSS) - NET	(79)	301	(380)	-126.2%

INTEREST CHARGES	13,599	17,850	(4,251)	-23.8%

NET INCOME	$26,766	$18,541	$8,225	44.4%

Net income for the year ended December 31, 2005 increased 44.4% to $26.8 million, equivalent to $1.58 and $1.57 per common share, respectively, on a basic and fully diluted basis, compared to $18.5 million or $1.19 and $1.18 per share, respectively, for the year ended December 31, 2004. Impacting the comparability in the results of the two periods are the following significant items:

•                  A decision issued by the CPUC on July 21, 2005 regarding the Aerojet memorandum account which added about $4.3 million to net income in July 2005 or approximately $0.25 per share. GSWC was authorized to collect the balance of the Aerojet litigation memorandum account of approximately $21.3 million, through a rate surcharge, which will continue for no longer than 20 years. As a result of this decision, in July 2005 GSWC recorded an increase of approximately $6.2 million to the Aerojet regulatory asset to include previously expensed carrying and other costs, and recorded a corresponding pretax gain. In addition, GSWC was ordered to restore to the appropriate plant accounts, those amounts that have been reimbursed by Aerojet pursuant to the settlement. This resulted in GSWC recording an approximate $1.0 million decrease to depreciation expense during the third quarter of 2005. The following summarizes the impact on the results of operations for the year ended December 31, 2005 resulting from this decision:

Amount
Increase / (Decrease)
Operating Expenses
Power purchased for resale	$(31,230)
Other operating expenses	(459,415)
Administrative and general expenses	(16,963)
Depreciation and amortization	(992,232)
Total pretax impact to operating expenses	(1,499,840)

Interest Charges
Other interest and amortization of debt expense	(5,691,634)

Total pretax impact to results of operations	$7,191,474
Impact to taxes on income	2,930,238
Total impact to net income	$4,261,236

Impact to Basic Earnings per Share	$0.25
Impact to Diluted Earnings per Share	$0.25

•                  A significant increase in the unrealized gain on purchased power contracts due to increasing energy prices. This unrealized gain added approximately $5.4 million to pretax income, or $0.19 per share, to the year ended December 31, 2005, as compared to the unrealized loss of $136,000, or less than $0.01 per share, for the same period of 2004.

•                  A significant decrease in the supply cost balancing account. During the year ended December 31, 2005, a reduction to the supply cost balancing account provision of approximately $4.3 million was recorded pursuant to the approval by the CPUC in 2005, of which $1.3 million was for the increased supply costs incurred by GSWC’s Region III in 2004 and $3.0 million was for years 2001 to 2003. Furthermore, a cumulative $2.7 million over-collection in supply costs was recorded in May 2004 covering years 2001 to 2003 as a result of the advice letter filings pursuant to a new procedure set up by the CPUC. This overall net reduction to the provision added about $0.29 per share in 2005.

•                  Water rate increases contributed approximately $8.8 million to revenues, $0.21 per share in 2005.

The increases above were offset by the followings:

•                  A 4% decrease in billed water consumption due to near record rainfall in Southern California in 2005. The decrease in consumption negatively impacted earnings in 2005 by approximately $0.12 per share.

•                  A favorable decision issued by the CPUC in 2004 that resulted in a $5.7 million pretax gain on the sale of water rights during the second quarter of 2004 offset by an impairment loss of $482,000 associated with related assets removed from rate base pursuant to this decision. This $5.2 million net gain added approximately $0.20 per share to the year ended December 31, 2004. There was no such gain in 2005.

•                  A higher effective tax rate reduced earnings by $0.08 per share resulting from differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements.

•                  Increases in various administrative and general expenses and other operating expenses, as discussed below.

Operating Revenues

For the year ended December 31, 2005, revenues from water operations increased by $4.9 million or 2.4% compared to the year ended December 31, 2004. Water revenues reflect rate increases in 2004 and 2005 covering almost all of GSWC’s water customers which contributed $8.8 million in increased revenues and an increase in CCWC’s rates effective October 1, 2005 which contributed approximately $275,000 in increased revenues, offset by a decrease of 4% in billed water consumption due to near record rainfall in Southern California in 2005. Differences in temperature and rainfall in Registrant’s service areas impact sales of water to customers, causing fluctuations in Registrant’s revenues and earnings between comparable periods.  The number of water customers remained relatively flat between the two years.

For the year ended December 31, 2005, revenues from electric operations increased by 6.4% to $27.2 million compared to $25.6 million for the year ended December 31, 2004. The increase reflects a rate increase related to the commencement of operations of an 8.4 MW natural gas-fueled generation facility.  The new rates went into effect on April 15, 2005.  The rate increase for this facility is expected to generate approximately $2.7 million in additional annual revenues and is subject to refund pending CPUC’s final cost review.  The new rates have been recognized in revenues as management believes it is probable that the final CPUC cost review will not result in refunds to the customer.   The increase was offset by a 2% decrease in kilowatt-hour consumption.  In the beginning of 2005 (January - February), the ski resorts did not use as much power for snowmaking due to sufficient snow fall.  At the beginning of this season (October – December), the temperatures were too warm for snowmaking.  The lack of snowmaking combined with the decrease in visitors to the area in the later part of 2005 due to the lack of snow resulted in the 2% decrease in kilowatt-hour consumption.

For the year ended December 31, 2005, other operating revenues increased by 95.2% to $3.5 million compared to $1.8 million for the year ended December 31, 2004 due primarily to approximately $1.8 million of additional revenues associated with the operation of the water and wastewater systems at Fort Bliss, located near El Paso, Texas that commenced on October 1, 2004.

Operating Expenses

For the year ended December 31, 2005 and 2004, 47% and 46%, respectively, of the Company’s supply mix was purchased water. Purchased water costs increased slightly by 0.5% to $46.3 million compared to $46.1 million for the year ended December 31, 2004 due primarily to increases in supplier rates offset by a decline in customer demand resulting from lower consumption.

For the year ended December 31, 2005, the cost of power purchased for pumping decreased by 5.5% to $8.5 million compared to $9.0 million for the year ended December 31, 2004 due primarily to a decrease in kilowatt hour usage caused by lower customer demand.

For the year ended December 31, 2005, groundwater production assessments increased by 14.5% as compared to the year ended December 31, 2004 due primarily to increases in assessment rates levied against groundwater production in Regions II and III, effective July 2004 and 2005. Average pump tax rates increased in Regions II and III in July 2004 by approximately 12%, and further increased by 5% and 11%, respectively, in July 2005. In addition, GSWC received $740,000 for leasing temporary surplus water rights during the year ended December 31, 2004 which was recorded as a reduction to groundwater production assessments as compared to $221,000 received for the year ended December 31, 2005. These increases were partially offset by a decrease in well production due to a decline in customer demand.

For the year ended December 31, 2005, cost of power purchased for resale to customers in GSWC’s Bear Valley Electric division decreased by 9.0% to $13.2 million compared to $14.6 million for the year ended December 31, 2004. The decrease was due primarily to two related events with Mirant Americas Energy Marketing (“Mirant Marketing”). The first event was the recording of additional one time costs for the year ended December 31, 2004 that did not recur in 2005.  The additional one time costs recorded in 2004 was due to a refund to Mirant Marketing of $644,000 ordered by the Federal Energy Regulatory Commission (“FERC”) in March of 2004 for the one-time sale of excess energy in the spot market. While this increased the cost of power purchased for resale, GSWC also booked the refund payment to Mirant Marketing in its supply cost balancing account; therefore, there was no net impact on earnings in 2004. The second event was the result of a FERC order in November of 2004 in which FERC ordered Mirant Marketing to reimburse $247,000 of the amount GSWC had refunded to Mirant Marketing. GSWC received the reimbursement of $247,000, plus interest, from Mirant Marketing in May of 2005. GSWC recorded the Mirant Marketing reimbursement in its supply cost balancing account which also resulted in no net impact on earnings in 2005.

In addition, there was a decrease of $224,000 which was caused by increases in GSWC’s sales of surplus energy into spot market in 2005, compared to net sales of surplus in 2004.  Finally, there was a $157,000 decrease in fuel costs due to less frequent operation of the new generating plant in 2005 compared to 2004.  The new generating plant, which went into service during the fourth quarter of 2004, is only operated when it is believed to be economical.  It was operated more frequently in 2004 to acquire the air quality permit and to verify the warranty before its expiration in September of 2004.

Unrealized gain and loss on purchased power contracts represents gains and losses recorded for GSWC’s purchased power agreements with Pinnacle West Capital Corporation (“PWCC”), which qualify as derivative instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The $5,445,000 pretax unrealized gain on purchased power contracts for the year ended December 31, 2005 is due to an increase in the current forward market prices since December 31, 2004. As of December 31, 2005, GSWC has recorded a cumulative unrealized gain of $3.4 million on its balance sheet since the inception of these contracts.  Unrealized gains and losses at Bear Valley Electric will continue to impact earnings during the life of the contract with PWCC, which terminates in 2008.

For the year ended December 31, 2004, Registrant recorded a $5.7 million pretax gain on the sale of water rights reflecting a favorable CPUC decision in 2004. The $5.7 million represented settlement proceeds received in May 2004 from the City of Santa Monica relating to the sale and the assignment of rights regarding the Charnock Groundwater Basin.

For the year ended December 31, 2005, Registrant recorded a net pretax gain of $760,000 on a settlement reached with the Fountain Hills Sanitary District (“FHSD”) in February 2005 for the capping of two CCWC wells in order to facilitate FHSD’s ability to secure certain permits.  Pursuant to the settlement agreement, CCWC agreed to permanently remove from service and cap one of its wells, and cap another well which had never been used as a potable source of supply.

A decrease of $8.6 million during the year ended December 31, 2005 in the provision for supply cost balancing accounts as compared to the year ended December 31, 2004 primarily reflects: (i) the recording in 2004 of a net $1.8 million regulatory liability with a corresponding charge booked to the supply cost balancing account provision representing potential refund of supply costs from late 2001 to 2004; (ii) approval by the CPUC in June and October 2005 to recover an approximate $4.3 million under-collection in Region III’s 2001-2004 memorandum supply cost accounts; (iii) the recording of $3.1 million in net under-collections in all water regions for 2005’s memorandum supply cost accounts; (iv) a decrease in 2005 of $149,000 in amortization based on previously authorized surcharges to either collect or refund balances primarily related to pre-November 2001 water supply cost balancing accounts and the electric balancing account, and (v) a decrease of $195,000 in the electric supply cost amounts in excess of the $77 per MWh recovery cap authorized by the CPUC. These decreases were offset by the net refunds to Mirant Marketing previously discussed in cost of power purchased for resale in GSWC’s Bear Valley Electric service area.

For the year ended December 31, 2005, other operating expenses increased by 6.0% to $21.2 million compared to $20.0 million for the year ended December 31, 2004 due primarily to: (i) higher labor costs as a result of higher wages and employee headcount which increased by approximately $941,000 at GSWC; (ii) higher net operating expenses of $509,000 at ASUS due to the commencement of operations of the water and wastewater system at Fort Bliss; (iii) higher chemicals and water treatment costs of $383,000 at GSWC, and (iv) an impairment loss of $269,000 recorded in the fourth quarter of 2005 as a result of the final decision issued by the CPUC in Region III’s general rate case. These increases were offset by: (i) a one-time write-off related to an impairment loss of $482,000 that was recorded at the end of the second quarter of 2004 related to the Charnock Groundwater Basin assets being removed from rate-base pursuant to a CPUC order in 2004, and (ii) a $459,000 adjustment in the third quarter of 2005 reflecting the approval from the CPUC of recovery of previously incurred operating expenses in the Aerojet memorandum account.

For the year ended December 31, 2005, administrative and general expenses increased by 5.6% to $44.1 million compared to $41.8 million for the year ended December 31, 2004 due to: (i) an approximate $1.2 million increase in pensions and benefits due to changes in actuarial assumptions with respect to the discount rate and mortality tables used in calculating the expense, and increases of approximately $2.4 million in various other benefit costs due primarily to increases in medical and labor costs, and bonuses earned in 2005 of approximately $900,000 which were not earned in 2004, (ii) an approximate $439,000 increase in GSWC’s general office labor costs due to higher wages, and (iii) an approximate $364,000 increase at FBWS due to the commencement of operations of the water and wastewater system at Fort Bliss. These increases were partially offset by: (i) a $1.3 million decrease in outside services in connection with new business development and other matters, and (ii) a net decrease of approximately $756,000 in various other miscellaneous expenses.

For the year ended December 31, 2005, depreciation and amortization expense increased by 4.9% to $21.8 million compared to $20.8 million for the year ended December 31, 2004 reflecting, among other things, the effects of recording approximately $71 million in additions to utility plant during 2004, depreciation on which began in January 2005. This increase was offset by a decrease in depreciation expense resulting from the CPUC decision on the Aerojet matter, discussed previously, which ordered GSWC to restore approximately $1 million to the appropriate plant accounts and decrease depreciation expense.  Registrant anticipates that depreciation expense will continue to increase due to Registrant’s on-going construction program at its regulated subsidiaries. Registrant believes that depreciation expense related to property additions approved by the appropriate regulatory agency will be recovered through water and electric rates.

For the year ended December 31, 2005, maintenance expense increased slightly by 0.2% compared to the year ended December 31, 2004.  There was higher maintenance expense of $464,000 due principally to increases in scheduled maintenance and emergency repairs at GSWC’s Region III and an increase of $175,000 in maintenance expenses for FBWS due to the commencement of operations at Fort Bliss in October 2004. Each of the Military Utility Privatization Subsidiaries bears the risk of increases in maintenance and all other costs above those authorized in the contract for operation of the water and wastewater systems for the U.S. Army and Air Force, unless it is entitled to an equitable adjustment for such matters as an increase in labor rates, changes in circumstances or differing site conditions from those anticipated at the time of execution of the contract.   These increases were offset by decreases in maintenance expense at GSWC’s Regions I, II and Bear Valley Electric of $377,000 as well as decreases at CCWC of $258,000.

For the year ended December 31, 2005, taxes on operating income increased by 63.9% to $21.9 million compared to $13.4 million for the year ended December 31, 2004 due, in part, to an increase in pretax operating income of 54.3%. In addition, the effective tax rate for the year ended December 31, 2005 increased to 45.0% as compared to a 42.3% effective tax rate applicable to the year ended December 31, 2004.  The variance between the effective tax rate and the statutory tax rate is primarily the result of differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements.  Flow-through adjustments increase or decrease tax expense in one period, with an offsetting decrease or increase occurring in another period.  During the year ended December 31, 2005, the recognition of the federal benefit of state taxes was adjusted to conform to the flow-through method reflected in the tax calculation for ratemaking purposes, which partially defers the recognition of the benefit to the subsequent tax year.  This resulted in additional income taxes of approximately $1.4 million.

For the year ended December 31, 2005, other taxes increased by 6.0% to $9.3 million compared to $8.8 million for the year ended December 31, 2004 reflecting an increase of approximately $385,000 in additional property taxes resulting from higher assessed values, and increases in payroll taxes of approximately $113,000 based on increased labor costs.

Other Income (Loss)

For the year ended December 31, 2005, other income (loss), net was a loss of $79,000 as compared to income of $301,000 for the year ended December 31, 2004. This was largely due to a reduction recorded in September 2004 of GSWC’s estimate of customer refunds associated with lease revenues from the City of Folsom.

Interest Charges

For the year ended December 31, 2005, interest charges decreased by 23.8% to $13.6 million compared to $17.9 million for the year ended December 31, 2004 reflecting the approval from the CPUC of previously incurred and expensed carrying costs totaling $5.7 million in the Aerojet memorandum account, discussed previously. This was offset by increases in short-term borrowings and higher interest rates on short-term borrowings of approximately $763,000, and increases in long-term debt interest expense of $652,000 due to $40,000,000 of additional private placement notes issued in October 2005.  In addition, during the first quarter of 2004 GSWC recorded the recovery of carrying costs of approximately $168,000 with respect to the costs incurred in connection with the CPUC’s investigation of water quality matters relating to public utilities regulated by the CPUC which was authorized by the CPUC in March 2004. There was no corresponding recovery in 2005.

Consolidated Results of Operations - Years Ended December 31, 2004 and 2003

	YEAR	YEAR
	ENDED	ENDED	$	%
	12/31/2004	12/31/2003	CHANGE	CHANGE
OPERATING REVENUES
Water	$200,635	$187,163	$13,472	7.2%
Electric	25,594	24,492	1,102	4.5%
Other	1,776	1,014	762	75.1%
Total operating revenues	228,005	212,669	15,336	7.2%

OPERATING EXPENSES
Water purchased	46,110	40,538	5,572	13.7%
Power purchased for pumping	8,982	10,232	(1,250)	-12.2%
Power purchased for resale	14,552	13,867	685	4.9%
Unrealized loss on purchased power contracts	136	(638)	774	121.3%
Gain on sale of water rights	(5,675)	—	(5,675)	-100.0%
Groundwater production assessment	7,266	7,344	(78)	-1.1%
Supply cost balancing accounts	4,188	6,590	(2,402)	-36.4%
Other operating expenses	19,999	18,264	1,735	9.5%
Administrative and general expenses	41,809	35,726	6,083	17.0%
Depreciation and amortization	20,824	19,792	1,032	5.2%
Maintenance	11,562	9,932	1,630	16.4%
Taxes on income	13,390	9,167	4,223	46.1%
Other taxes	8,772	8,250	522	6.3%
Total operating expenses	191,915	179,064	12,851	7.2%

Operating income	36,090	33,605	2,485	7.4%

OTHER INCOME (LOSS) - NET	301	(3,643)	3,944	-108.3%

INTEREST CHARGES	17,850	18,070	(220)	-1.2%

NET INCOME	$18,541	$11,892	$6,649	55.9%

Net income for the year ended December 31, 2004 increased by 55.9% to $18.5 million, equivalent to $1.19 and $1.18 per common share on basic and fully diluted bases, respectively, compared to $11.9 million or $0.78 per share for the year ended December 31, 2003. The increase in recorded results reflects increased rates in each of the three GSWC water regions that were effective during the first quarter of 2004, offset by an increase in: (i) supply costs due to more purchased water in GSWC’s resource mix; and (ii) increases in administrative and general expenses due to higher outside services and pension costs.  In addition, there was a favorable decision issued by the CPUC on July 8, 2004 that resulted in a $5.2 million net pretax increase in operating income. GSWC received $5.7 million in May of 2004 from the City of Santa Monica (“City”) pursuant to a settlement agreement in which GSWC sold its water rights in the Charnock Groundwater Basin (“Basin”) to the City and assigned to the City its rights against all potentially responsible parties who stored, transported and dispensed gasoline containing methyl tertiary butyl ether (MTBE) in underground storage tanks, pipelines or other related infrastructure in the Basin. The total proceeds of $5.7 million from the sale and the assignment of rights were offset by an impairment loss of $482,000 associated with assets removed from rate base, pursuant to the decision. GSWC recorded the impairment loss on assets removed from rate-base in “other operating expenses”.

Operating Revenues

For the year ended December 31, 2004, revenues from water operations increased by 7.2% to $200.6 million, compared to $187.2 million for the year ended December 31, 2003. Higher water revenues reflect an increase of 1.0% in water consumption resulting from changes in weather conditions that contributed to an increase in revenues of approximately $2.4 million. Differences in temperature and rainfall in Registrant’s service areas impact sales of water to customers, causing fluctuations in Registrant’s revenues and earnings between comparable periods. Additionally, the CPUC in its March 16, 2004 decision authorized an annualized increase of approximately $8.1 million in revenues for GSWC’s Region III service area that was effective on March 22, 2004 and increased revenues by approximately $6.1 million in 2004. In addition, in August 2004, the CPUC approved rate increases for Regions I and II that became effective retroactive to January 1 and February 14, respectively.  This also contributed to the increase in water revenues between the two periods of approximately $4.9 million in 2004.

For the year ended December 31, 2004, revenues from electric operations increased by 4.5% to $25.6 million compared to $24.5 million for the year ended December 31, 2003. The increase reflects primarily an increase of 4.25% in kilowatt-hour consumption.

For the year ended December 31, 2004, other operating revenues increased by 75.1% to $1.8 million compared to $1.0 million for the year ended December 31, 2003 due primarily to approximately $544,000 of additional revenues associated with the operation of the water and wastewater systems at Fort Bliss, located near El Paso, Texas that commenced on October 1, 2004.  In addition, there was a $213,000 increase in ASUS’s contracted services.

Operating Expenses

For the year ended December 31, 2004, 46% of the Company’s supply mix was purchased water as compared to 43% purchased water for the year ended December 31, 2003. Purchased water costs increased by 13.7% to $46.1 million compared to $40.5 million for the year ended December 31, 2003. The increase is due primarily to additional purchases of water to replace groundwater supply lost due to wells being removed from service. The wells were removed from service as a result of water quality issues and mechanical problems, particularly in GSWC’s Metropolitan and Foothill districts. Together, the cost of purchased water in these districts increased by approximately $3.9 million. In addition, increases in the other districts totaled $1.1 million due to increases in water consumption and supplier rates. Finally, approximately $547,000 was incurred beginning in June 2004 in connection with the trucking of water in GSWC’s Wrightwood customer service area due to a continued decline in water levels and production capacity in the existing wells. With the completion and placing into service of a new well, GSWC stopped hauling water in August 2004. GSWC has hired an engineering consultant to assist in finding a long-term answer to the water supply for the Wrightwood community. In the interim, the wet weather in Southern California during the first quarter of 2005 has been beneficial to groundwater levels in the Wrightwood area.

Changes in the water resource mix between water supplied from purchased sources and that supplied from Registrant’s own wells can increase/decrease actual supply-related costs relative to that approved for recovery through rates, thereby impacting earnings either negatively or positively. Registrant has the opportunity to change the supply-related costs recovered through rates by application to the appropriate regulatory body. Registrant believes that its applications for recovery of supply-related costs accurately reflect the water supply situation as it is known at the time. However, it is impossible to adequately protect earnings from adverse changes in supply costs related to unforeseen contamination or other loss of water supply.

For the year ended December 31, 2004, the cost of power purchased for pumping decreased by 12.2% to $9.0 million compared to $10.2 million for the year ended December 31, 2003 due to additional wells being taken out of service due to water quality issues and for unscheduled maintenance which resulted in increased purchased water and less pumping, the effects of which were partially offset by higher consumption.

For the year ended December 31, 2004, cost of power purchased for resale to customers in GSWC’s Bear Valley Electric division increased by 4.9% to $14.6 million compared to $13.9 million for the year ended December 31, 2003. The increase was due primarily to the reversal in 2004 of a $644,000 gain generated from a one-time sale of energy on the spot market in April 2001. The gain, which was previously recorded in April 2001 to the supply cost balancing account, was ordered by the FERC in March 2004 to be refunded, plus interest, to Mirant Marketing. This refund increased the cost of power purchased for resale during the year ended December 31, 2004, with a corresponding decrease in the supply cost balancing account included in the statement of income. There was no net impact on earnings. The sale of excess energy on the spot market in 2001 resulted from a one-month overlap of energy purchase agreements. In addition, there was a $254,000 increase in natural gas cost for the new 8 megawatt generator that went on-line in the fourth quarter of 2004. These increases were partially offset by $148,000 of decreased purchased power for resale resulting from certain refunds and credits.

Unrealized gain and loss on purchased power contracts represents gains and losses recorded for GSWC’s purchased power agreements with PWCC, which qualify as derivative instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The $136,000 pretax unrealized loss on purchased power contracts for the year ended December 31, 2004 is due to a decrease in the current forward market prices between December 31, 2003 and December 31, 2004. Unrealized gains and losses at Bear Valley Electric will continue to impact earnings during the life of the contract with PWCC, which terminates in 2008.

For the year ended December 31, 2004, Registrant recorded a $5.7 million gain on the sale of water rights reflecting a favorable CPUC decision on July 8, 2004. As discussed previously, the $5.7 million represents settlement proceeds received in May 2004 from the City of Santa Monica relating to the sale and the assignment of rights regarding the Charnock Groundwater Basin.

For the year ended December 31, 2004, groundwater production assessments decreased by 1.1% as compared to the year ended December 31, 2003 due to: (i) a reduction in pumped water production by approximately 1.8% and, (ii) GSWC’s receipt of $740,000 for leasing excess water rights during the year ended December 31, 2004 as compared to receipt of $165,000 during the year ended December 31, 2003. These excess water rights are recorded as a reduction to groundwater production assessments. These decreases were partially offset by increases in assessment rates levied against groundwater production, effective July 2003 and 2004. The decrease in pumped water costs was due primarily to wells in the Metropolitan and Foothill districts being down for maintenance and water quality reasons. This resulted in increased purchased water and less pumping.

A decrease of $2.4 million during the year ended December 31, 2004 in the provision for supply cost balancing accounts as compared to the year ended December 31, 2003 primarily reflects the recording of a probable refund of $3.5 million to customers representing the net proceeds received from the Potentially Responsible Parties (PRPs) with respect to the Charnock Basin contamination, pursuant to a proposed decision issued by the CPUC in December 2003, which was finalized in July 2004.  In addition, there was the $644,000 refund to Mirant Marketing, previously discussed in cost of power purchased for resale. These decreases were offset by the recording of $1.8 million net over-collection in the water memorandum supply cost accounts as a regulatory liability during 2004, with a corresponding charge booked to the provision for supply cost balancing account. This followed GSWC’s filing of advice letters for Regions I and II related to the memorandum supply cost accounts on April 30, 2004. As a result, in May 2004, GSWC began recording the net over-collection as a regulatory liability.

For the year ended December 31, 2004, other operating expenses increased by 9.5% to $20.0 million compared to $18.3 million for the year ended December 31, 2003 due primarily to: (i) an impairment loss totaling $482,000 recorded in June of 2004 related to the Charnock Groundwater Basin assets being removed from rate-base pursuant to the CPUC order on July 8, 2004; (ii) higher labor costs which increased by approximately $447,000; (iii) higher operating expenses of $262,000 at ASUS due to the commencement of operations of the water and wastewater system at Fort Bliss; (iv) the receipt of $225,000 in 2003 in connection with a settlement agreement with a PRP for the contamination of one of GSWC’s wells for previously incurred outside services in connection with this issue; there was no similar reimbursements in 2004; and (v) increases in various other operating expenses.

For the year ended December 31, 2004, administrative and general expenses increased by 17.0% to $41.8 million compared to $35.7 million for the year ended December 31, 2003 due primarily to: (i) an approximately $644,000 increase in outside legal and consulting services incurred in connection with new business development, most specifically in the area of privatization of water and wastewater systems at military bases, (ii) approximately $892,000 increase in outside services related to Sarbanes-Oxley compliance requirements, (iii) approximately $1.3 million increase in pensions and benefits due to actuarial assumption changes in the discount rate and expected long-term rate of return on plan assets, and increases in various benefit costs, (iv) the reversal of $500,000 and $1.9 million in water quality related reserves into income during the first quarter and fourth quarter of 2003, respectively, and (v) approximately $803,000 increase in general rate case expenses. Registrant believes that prudent administrative expenses approved in advance by state regulators to be incurred in the operation and management of its regulated subsidiaries will be recovered through water and electric rates.  Amounts included in each general rate case are estimated for future years.  Overages from those estimates are not covered in rates.

For the year ended December 31, 2004, depreciation and amortization expense increased by 5.2% to $20.8 million compared to $19.8 million for the year ended December 31, 2003 reflecting, among other things, the effects of recording approximately $35 million in additions to utility plant during 2003, depreciation on which began in January 2004. In addition, Region II’s general rate case was approved in August 2004 by the CPUC, which increased the depreciation composite rates retroactive to February 14, 2004 to match the timing of revenue recovery. This resulted in an increase in depreciation expense of approximately $344,000 for the year ended December 31, 2004. Registrant anticipates that depreciation expense will continue to increase due to Registrant’s on-going construction program at its regulated subsidiaries. Registrant believes that depreciation expense related to property additions approved by the appropriate regulatory agency will be recovered through water and electric rates.

For the year ended December 31, 2004, maintenance expense increased by 16.4% to $11.6 million compared to $9.9 million for the year ended December 31, 2003 due principally to an increase in required maintenance on GSWC’s wells and water supply sources, an increase in main leaks and resultant emergency repairs, and acceleration of certain scheduled maintenance projects. These maintenance increases are included in each general rate case for approval to be recovered in rates.

For the year ended December 31, 2004, taxes on operating income increased by 46.1% to $13.4 million compared to $9.2 million for the year ended December 31, 2003 due, in part, to an increase in pretax operating income of 28%. In addition, the effective tax rate applicable to the year ended December 31, 2004 reflects an increase of approximately five percentage points to 42.4% as compared to a 37.1% effective tax rate applicable to the year ended December 31, 2003.  Associated with this increase was a net positive increase in differences (principally related to compensatory and deferred-rate-case expenses) between book and taxable income that are treated as flow-through items. Positive flow-through differences increase tax expense in one year, with an offsetting decrease in tax expense occurring in another year.

For the year ended December 31, 2004, other taxes increased by 6.3% to $8.8 million compared to $8.3 million for the year ended December 31, 2003 reflecting additional property taxes resulting from higher assessed values, and increases in payroll taxes based on increased labor costs.

Other Income (Loss)

For the year ended December 31, 2004, other net income increased to $301,000 as compared to a loss of $3.6 million for the year ended December 31, 2003. This is a result of a CPUC decision on March 16, 2004 that ordered GSWC to refund 70 percent of the total amount of lease revenues received form the City of Folsom since 1994, plus interest, to customers.  Pursuant to the order, for the year ended December 31, 2003 GSWC recorded a $6.2 million charge against non-operating income (less $2.5 million of taxes). In addition, during 2004 there was a $1 million reduction in GSWC’s estimate of customer refunds associated with lease revenues from the City of Folsom.

Interest Charges

For the year ended December 31, 2004, interest expense decreased by 1.2% to $17.9 million compared to $18.1 million for the year ended December 31, 2003 due primarily to repayment of $12.5 million of long-term debt in October of 2003 and recovery of carrying costs of approximately $168,000 on the costs incurred in the water quality Order Instituting Investigation matter authorized by the CPUC in March 2004, partially offset by increases in short-term borrowings.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those that are important to the portrayal of AWR’s financial condition, results of operations and cash flows, and require the most difficult, subjective or complex judgments of AWR’s management. The need to make estimates about the effect of items that are uncertain is what makes these judgments difficult, subjective and/or complex. Management makes subjective judgments about the accounting and regulatory treatment of many items. The following are accounting policies that are critical to the financial statements of AWR. For more information regarding the significant accounting policies of Registrant, see Note 1 of “Notes to Financial Statements” included in Part II, Item 8 in Financial Statements and Supplementary Data.

Accounting for Rate Regulation – Because the Registrant operates extensively in a regulated business, it is subject to the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation”.  Application of SFAS No. 71 requires accounting for certain transactions in accordance with regulations defined by the respective regulatory commission of that state.  Utility companies defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that those costs and credits will be recognized in the ratemaking process in a period different from the period in which they would have been reflected in income by an unregulated company. These deferred regulatory assets and liabilities are then reflected in the income statement in the period in which the same amounts are reflected in the rates charged for service. Regulation and the effects of regulatory accounting have the most significant impact on the financial statements. When either GSWC or CCWC file for adjustments to rates, the capital assets, operating costs and other matters are subject to review, and disallowances could occur.   In the event that a portion of the Registrant’s operations is no longer subject to the provisions of SFAS No. 71, Registrant would be required to write-off related regulatory assets and liabilities that are not specifically recoverable and determine if other assets might be impaired.  If a regulatory commission determined that a portion of the Registrant’s assets is not recoverable in customer rates, Registrant would be required to determine if it had suffered an asset impairment that would require a write-down in the assets’ valuation.  At December 31, 2005, the consolidated balance sheet included regulatory assets, less regulatory liabilities, of approximately $54.6 million.  Management continually evaluates the anticipated recovery of regulatory assets, liabilities, and revenues subject to refund and will provide for allowances and/or reserves as deemed necessary.  In the event that Registrant’s assessment as to the probability of the inclusion in the ratemaking process is incorrect, the associated regulatory asset or liability would be adjusted to reflect the change in our assessment or the impact of regulatory approval of rates.

In addition, as permitted by the CPUC, GSWC maintains electric supply cost balancing accounts and water supply cost memorandum accounts to account for under-collections and over-collections of revenues designed to recover such costs. Costs are recorded as expenses and charged to balancing accounts when such costs are incurred. The balancing accounts are reversed when such costs are recovered through rate adjustments or through refunds of previously incurred costs. The amounts included in these accounts primarily relate to increases in amounts charged GSWC for purchased water, purchased power, and pump taxes that are different from amounts incorporated into the rates approved by the CPUC.  GSWC accrues interest on its supply cost balancing and/or memorandum accounts at the prevailing rate for 90-day commercial paper.  The under-collections, after earnings tests and over-collections, are recorded as regulatory assets and liabilities in accordance with SFAS No. 71. The amounts requested in the under-collections account balances may not be ultimately collected through rates, as amounts may be disallowed during the review process or subject to an earnings test.  The CPUC has recently issued a proposed decision that would reduce the administrative requirement of recovering deferred water supply costs by suspending the earnings test and the annual filing requirement.  A final decision is expected later in the second quarter of 2006.  Management continually evaluates the anticipated recovery of these under-collections and will provide for allowances and/or reserves as deemed necessary.  In the event that Registrant’s assessment as to the probability of the inclusion in the ratemaking process is incorrect, the associated regulatory asset would be adjusted to reflect the change in our assessment or change as a result of regulatory approval.

Revenue Recognition – GSWC and CCWC record water and electric utility operating revenues when the service is provided to customers. Operating revenues include unbilled revenues that are earned (service has been provided) but not billed by the end of each accounting period. The historical 3-year weighted average of the actual unbilled revenues as a percentage of sales is used to estimate the unbilled revenues at the end of the current period.  The historical actual unbilled revenues are calculated, from each customer billing record that was billed after the end of the accounting period, based on the number of days that the service had been provided.  Unbilled revenues are recorded for both monthly and bi-monthly customers. The estimated unbilled revenues are based on our historical data and assumptions; our actual results could differ from these estimates which would result in operating revenues being adjusted in the period that the revisions to our estimates are determined.

Income Taxes - Registrant’s income tax calculations require estimates due principally to the regulated nature of the operations of GSWC and CCWC, the multiple states in which Registrant operates, and potential future tax rate changes. Registrant uses the asset and liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Changes in regulatory treatment, or significant changes in tax-related estimates, assumptions or law, could have a material impact on the financial position and results of operations of Registrant.

Impairment of Goodwill and Other Long-Lived Assets – In accordance with the requirements of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, Registrant reviews for impairment all long-lived assets, including goodwill which totals approximately $12 million as of December 31, 2005. We completed our impairment testing as of December 31, 2005 and determined that there was no impairment loss related to goodwill.  If changes in circumstances or events occur, or estimates and assumptions which were used in our impairment test change, we may be required to record an impairment charge for goodwill.   Periodically, we also review for possible impairment of our utility plant in service in accordance with SFAS No. 90, “Regulated Enterprises – Accounting for Abandonments and Disallowances of Plant Costs”.  During 2005, approximately $269,000 was written-off due to disallowances by the CPUC in Region III’s rate case.  We determined that there are no other impairment losses at this time. As noted earlier, we also review regulatory assets for the continued application of SFAS No. 71.

Derivative Instruments - GSWC is a party to various block-forward purchase power contracts. Certain of these contracts qualify as an exception provided under SFAS No. 133 for activities that are considered normal purchases and normal sales. These contracts are reflected in the statements of income at the time of contract settlement. Contracts that do not qualify for the normal purchases and normal sales exception have been recognized at fair market value on the balance sheet as an asset or liability and an unrealized gain or loss against earnings. On a monthly basis, the related asset or liability will be adjusted to reflect the fair market value at the end of the month. As these contracts are settled, the realized gains or losses will be recorded in power purchased for resale, and the unrealized loss will be reversed. As a result, GSWC has recognized these contracts at fair market value on its balance sheets resulting in a cumulative unrealized gain of $3.4 million as of December 31, 2005 since the inception of these contracts. This also resulted in a pretax unrealized gain (loss) of $5,445,000, ($136,000) and $638,000 for the years ended December 31, 2005, 2004 and 2003, respectively.  The increases in the unrealized gain in 2005 resulted from increases in energy prices.  The market prices for energy used to determine the fair value for this derivative instrument were estimated based on independent sources such as broker quotes and publications.

Unrealized gains and losses will continue to affect earnings until the expiration of these contracts in 2008 based on changing energy prices and the impact of these unrealized gains and losses on earnings on a month-to-month basis may be material. For example, due to a decrease in energy prices after December 31, 2005, the pretax unrealized gain (loss) on these contracts has changed from a cumulative unrealized gain of $3.4 million at December 31, 2005 to a cumulative unrealized (loss) of $497,000 at the end of February 2006, a negative impact of approximately $0.14 on earnings per share for the two months ended February 28, 2006.  We anticipate that changes in energy prices will continue to have a volatile impact on earnings until the expiration of these contracts.

Pension and Postretirement Medical Benefits – Registrant’s pension and postretirement medical benefit obligations and related costs are calculated using actuarial concepts, within the framework of SFAS No. 87, “Employer’s Accounting for Pensions” and SFAS No. 106, Employer’s Accounting for Postretirement Benefits Other than Pensions, respectively. Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement. With the assistance from our actuaries, we evaluate these critical assumptions annually. Other assumptions include the healthcare cost trend rate and employee demographic factors such as retirement patterns, mortality, turnover and rate of compensation increase.

The discount rate enables Registrant to state expected future cash payments for benefits as a present value on the measurement date. The guideline for setting this rate is a high-quality long-term corporate bond rate. For the pension plan obligation, Registrant decreased the discount rate to 5.75% as of December 31, 2004 from 6.25% as of December 31, 2003 and maintained the discount rate of 5.75% as of December 31, 2005 to reflect market interest rate conditions at our December 31, 2005 and 2004 measurement dates. The discount rate for the postretirement medical benefit obligation was further decreased to 5.55% as of December 31, 2005.  Registrant’s discount rate was determined by considering the average of pension yield curves constructed of a large population of high quality corporate bonds. The resulting discount rate reflects the matching of plan liability cash flows to the yield curves.  A lower discount rate increases the present value of benefit obligations and increases periodic pension expense. At December 31, 2005, Registrant’s pension plan included an $83.2 million projected benefit obligation (PBO), $66.2 million in accumulated benefit obligation (ABO) and $56.6 million in plan assets.  A 25 basis point decrease in the assumed discount rate would increase the projected total net periodic pension expense for 2006 by approximately $400,000 or 7%, and would increase the PBO and ABO at December 31, 2005 by $3.3 million and $2.6 million, respectively, or approximately 4%.  At December 31, 2005, Registrant’s postretirement medical benefit plan included an $11.4 million PBO. A 25 basis point decrease in the assumed discount rate would increase the projected total net periodic cost for 2006 by approximately $32,000 or 2.6%, and would increase the PBO at December 31, 2005 by approximately $340,000 or approximately 3%.

To determine the expected long-term rate of return on the plan assets, we consider the current and expected asset allocation, as well as historical and expected returns on each plan asset class. A lower expected rate of return on pension plan assets will increase pension expense. Our long-term expected return on plan assets was 7% in both 2005 and 2004, respectively. A 25 basis point decrease in the long-term return on pension plan asset assumption would impact fiscal 2006 annual pension and postretirement medical expense by approximately $100,000 and $10,000, respectively.   See Note 9 to the Consolidated Financial Statements.

At December 31, 2005, the postretirement medical benefit plan had an $11.4 million PBO and $4.5 million in plan assets.  Total expense for this plan was $1.2 million for 2005.  Increasing the health care cost trend rate by on percentage point would increase the accumulated obligation as of December 31, 2005 by $1.1 million and annual service and interest costs by $93,000.  Decreasing the health care cost trend rate by one percentage point would decrease the accumulated obligation as of December 31, 2005 by $908,000 and annual service and interest costs by $80,000.

Due to an increase in the present value of pension obligations, Registrant’s pension plan was underfunded at December 31, 2005 and 2004. At December 31, 2005 and 2004, the accumulated benefit obligation (“ABO”) of the Plan exceeded the related fair value of plan assets at the measurement date. In accordance with accounting standards, Registrant’s balance sheets include an additional minimum liability, with a corresponding charge to an intangible asset and shareholders’ equity for 2005 and 2004 (through a charge to accumulated other comprehensive income).  The charge to accumulated other comprehensive income (“OCI”) will be restored through shareholders’ equity in future periods to the extent the fair market value of the plan assets exceed the accumulated benefit obligation.  This assessment is performed annually.  The increase in the additional minimum pension liability adjustment in the current year was primarily due to an increase in the ABO resulting from the passage of time and the use of updated mortality tables.

Liquidity and Capital Resources

AWR

AWR funds its operating expenses and pays dividends on its outstanding Common Shares primarily through dividends from GSWC.

Net cash provided by operating activities was $54.6 million for the year ended December 31, 2005 as compared to $50.3 million for the year ended December 31, 2004. The increase of $4.3 million was primarily attributable to: (i) the receipt of $5.0 million in federal tax refunds during the year ended December 31, 2005 not received during the year ended December 31, 2004, and (ii) the timing of payments for accounts payable and other liabilities which increased cash provided by operating activities by approximately $9.4 million.  The increase in 2005 of net cash provided by operating activities from that provided in 2004 was partially offset by changes in other accounts receivable as a result of: (i) the receipt in the first quarter of 2004 of $8.7 million from Aerojet in connection with the settlement of the litigation, and (ii) an increase in 2005 of about $3.8 million due from the U.S. Government in connection with the commencement of operations at Fort Bliss in October 2004. A change in cash provided by operating activities is also affected by the timing of cash receipts and disbursements related to other working capital items.

Net cash used in investing activities was $71.2 million for the year ended December 31, 2005 as compared to $84.2 million for the year ended December 31, 2004 due to higher capital expenditures incurred during the third quarter of 2004 for upgrades to our water supply and distribution facilities.  Prior to 2004, cash was preserved to pay for energy supply costs that were not reflected in customers’ energy rates. Since the beginning of 2004, cash requirements have been redirected toward water system infrastructure replacement resulting in significantly higher capital expenditures in 2004.

Net cash provided by financing activities was $25.3 million for the year ended December 31, 2005 as compared to $25.4 million for the year ended December 31, 2004. The decrease in net cash provided by financing activities was primarily caused by: (i) an approximate $35 million of proceeds from the issuance of Common Shares that occurred in September and October of 2004, (ii) a $7 million net change in notes payable to banks, and (iii) an increase of $1.2 million in dividends paid to common shareholders. The decrease was offset by proceeds from the private placement of a $40 million senior note in October 2005 and an increase of $3.5 million in advances for and contributions in aid of construction.

The Company has paid common dividends for 75 consecutive years.  On January 31, 2006, AWR declared a regular quarterly dividend of $0.225 per Common Share. The dividend, totaling approximately $3.8 million, was paid on March 1, 2006 to common shareholders of record at the close of business on February 10, 2006. In 2005, 2004 and 2003, AWR paid quarterly dividends to shareholders, totaling approximately $15.1 million or $0.900 per share, $13.9 million or $0.888 per share, and $13.4 million or $0.884 per share, respectively. AWR’s ability to pay cash dividends on its Common Shares outstanding depends primarily upon cash flows from GSWC.  AWR presently intends to continue paying quarterly cash dividends in the future, on March 1, June 1, September 1 and December 1, subject to earnings and financial condition, regulatory requirements and such other factors as the Board of Directors may deem relevant.

In June 2005, AWR amended and restated its credit agreement which increased its borrowing limit under this facility to $85 million and extended the maturity date to June 2010. Up to $20 million of this facility may be used for letters of credit. As of December 31, 2005, an aggregate of $27 million in cash borrowings were included in current liabilities and approximately $11.2 million of letters of credit were outstanding under this facility. AWR also has a Registration Statement on file with the Securities and Exchange Commission for the sale from time to time of debt and equity securities. As of December 31, 2005, $6,452,625 was available for issuance under this Registration Statement.

Registrant anticipates that interest costs will increase in future periods due to the need for additional external capital to fund its construction program, and potential market interest rate increases.  In April 2004 Standard & Poor’s Ratings Service (S&P) downgraded AWR’s credit rating from A+ to A- with a negative outlook. In December of 2005, S&P revised AWR’s rating outlook to stable.  S&P debt ratings range from AAA (highest rating possible) to D (obligation is in default). Securities ratings are not recommendations to buy, sell or hold a security and are subject to change or withdrawal at any time by the rating agency. Registrant believes that costs associated with capital used to fund construction at its regulated subsidiaries will continue to be recovered in water and electric rates charged to customers.

GSWC

Net cash provided by operating activities was $52.0 million for the year ended December 31, 2005 as compared to $54.6 million for the year ended December 31, 2004.  The decrease in net cash provided by operating activities in 2005 from that provided in 2004 of $2.6 million was primarily attributable to: (i) a change in other accounts receivable due to the receipt in the first quarter of 2004 of $8.7 million from Aerojet in connection with a settlement agreement and pending reimbursements in 2005 of $2.6 million from Aerojet for certain capital projects, and (ii) an approximate $4.3 million decrease in intercompany receivable/payable. This was offset by: (i) the timing of payments for accounts payable and other liabilities which increased cash provided by operating activities by approximately $5.0 million in 2005 from 2004, and (ii) by a change in income taxes receivable/payable to/from AWR of $11.1 million.  There were also other changes in the timing of cash receipts from customer accounts receivable and disbursements related to other working capital items.

Net cash used in investing activities decreased to $65.2 million for the year ended December 31, 2005 as compared to $79.9 million for the same period of 2004 due to higher capital expenditures during the third quarter of 2004 for upgrades to our water supply and distribution facilities.

Net cash provided by financing activities was $19.2 million for the year ended December 31, 2005 as compared to net cash provided by financing activities of $19.7 million for the year ended December 31, 2004, reflecting primarily the proceeds received from the private placement of $40 million notes in October 2005, partially offset by the $35 million received by GSWC from the issuance of Common Shares to AWR in 2004.  There was also a $2.4 million increase in receipt of advances for and contributions in aid of construction in 2005.  These increases in 2005 were offset by a $7.9 million increase in the pay down of intercompany borrowings in 2005 than occurred in 2004.

GSWC funds the majority of its operating expenses, payments on its debt, and dividends on its outstanding Common Shares through internal sources. Internal sources of cash flow are provided primarily by retention of a portion of earnings from operating activities. Internal cash generation is influenced by factors such as weather patterns, environmental regulation, litigation, changes in supply costs and regulatory decisions affecting GSWC’s ability to recover these supply costs, and timing of rate relief.

GSWC also relies on external sources, including equity investments and short-term borrowings from AWR, long-term debt, contributions-in-aid-of-construction, advances for construction and install-and-convey advances to fund the majority of its construction expenditures. GSWC has a Registration Statement on file with the SEC for issuance from time to time, of up to $100 million of debt securities. As of December 31, 2005, $50 million remained for issuance under this Registration Statement, subject to regulatory approval from the CPUC for issuance of additional debt.

On October 11, 2005, CoBank purchased a 5.87% Senior Note due December 20, 2028 in the aggregate principal amount of $40,000,000 from GSWC. The proceeds were used to pay down GSWC’s intercompany short-term borrowings.

In February 2005, Moody’s Investor Services (“Moody’s”) changed the rating outlook for $175 million of senior unsecured debt at GSWC from A2 negative to A2 stable.  Moody’s debt ratings range from Aaa (best quality) to C (lowest quality). In December 2005, S&P changed its debt rating for GSWC from A- negative to A- stable.  Securities ratings are not recommendations to buy, sell or hold a security and are subject to change or withdrawal at any time by the rating agency.

CCWC

CCWC funds the majority of its operating expenses, payments on its debt and dividends, if any, through internal operating sources or short-term borrowings from AWR. CCWC also relies on external sources, including long-term debt, contributions-in-aid-of-construction, advances for construction and install-and-convey advances, to fund the majority of its construction expenditures.

ASUS

ASUS funds its operating expenses primarily through management fees and investments by or loans from AWR.  ASUS, in turn, provides funding to its subsidiaries.

Contractual Obligations, Commitments and Off Balance Sheet Arrangements

Registrant has various contractual obligations which are recorded as liabilities in the consolidated financial statements.  Other items, such as certain purchase commitments and operating leases are not recognized as liabilities in the consolidated financial statements, but are required to be disclosed.

In addition to contractual maturities, Registrant has certain debt instruments that contain annual sinking fund or other principal payments. Registrant believes that it will be able to refinance debt instruments at their maturity through public issuance, or private placement, of debt or equity. Annual principal and interest payments are generally made from cash flow from operations.

The following table reflects Registrant’s contractual obligations and commitments to make future payments pursuant to contracts as of December 31, 2005. All obligations and commitments are obligations and commitments of GSWC unless otherwise noted.

	Payments/Commitments Due by Period (1)
($ in thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Notes/Debentures(2)	$173,100	—	—	—	$173,100
Private Placement Notes(3)	68,000	—	—	—	68,000
Tax-Exempt Obligations(4)	18,861	73	165	186	18,437
Other Debt Instruments(5)	1,874	222	460	493	699
Total GSWC Long-Term Debt	261,835	295	625	679	260,236
Chaparral City Water Co. Debt(6)	7,205	340	580	640	5,645
Total AWR Long-Term Debt	$269,040	$635	$1,205	$1,319	$265,881

Interest on Long-Term Debt(7)	$426,339	$18,442	$36,954	$36,894	$334,049
Advances for Construction(8)	87,375	5,404	5,601	5,191	71,179
Purchased Power Contracts(9)	35,961	11,973	23,988	—	—
Capital Expenditure Commitments(10)	26,007	26,007	—	—	—
Water Purchase Agreements (11)	44,946	13,646	16,404	5,516	9,380
Operating Leases(12)	4,454	1,889	2,192	258	115
Employer Contributions(13)	25,676	5,076	9,200	11,400	—
Chaparral City Water Co. (14)	6,550	1,275	390	390	4,495
SUB-TOTAL	$926,348	$84,347	$95,934	$60,968	$685,099
Other Commitments(15)	32,176

TOTAL	$958,524

(1)  Excludes dividends and facility fees.

(2) The Notes and Debentures are issued under an Indenture dated as of September 1, 1993. The Notes and Debentures do not contain any financial covenants that Registrant believes to be material or cross default provisions.

(3) Private Placement Notes in the amount of $28 million were issued pursuant to the terms of note purchase agreements with substantially similar terms. These agreements contain restrictions on the payment of dividends, minimum interest coverage requirements, a maximum debt to capitalization ratio and a negative pledge. Pursuant to the terms of these agreements, GSWC must maintain a minimum interest coverage ratio of two times interest expense.  In addition, a senior note in the amount of $40,000,000 was issued in October 2005, to CoBank. Under the terms of the senior note, the Company may not incur any additional debt or pay any distributions to its shareholders if, after giving effect thereto, it would have a debt to capitalization ratio in excess of .6667 to 1 or a debt to EBITDA ratio of more than 8 to 1. GSWC does not currently have any outstanding mortgages or other encumbrances on its properties.

(4) Consists of obligations under a loan agreement supporting $7.9 million in outstanding debt issued by the California Pollution Control Financing Authority, $6 million in obligations supporting $6 million in certificates of participation issued by the Three Valleys Municipal Water District and $4.9 million of obligations incurred by GSWC with respect to its 500 acre-foot entitlement to water from the State Water Project (SWP). These obligations do not contain any financial covenants believed to be material to Registrant or any cross default provisions. GSWC’s obligations with respect to the certificates of participation issued by the Three Valleys Municipal Water District are supported by a letter of credit issued by Wells Fargo Bank. In regards to its SWP entitlement, GSWC has entered into agreements with various developers for 422 acre-feet, in aggregate, of its 500 acre-foot entitlement to water from the SWP.

(5) Consists of $1.2 million outstanding under a fixed rate obligation incurred to fund construction of water storage and delivery facilities with the Three Valleys Municipal Water District, $0.4 million outstanding under a variable rate obligation incurred to fund construction of water delivery facilities with the Three Valleys Municipal Water District and an aggregate of $0.3 million outstanding under capital lease obligations. These obligations do not contain any financial covenants believed to be material to Registrant or any cross default provisions.

(6) Consists of $7.1 million of outstanding obligations under a loan agreement supporting Industrial Development Revenue Bonds and a $70,000 outstanding repayment obligation to the United States Bureau of Reclamation (Bureau) due in 2006. The loan agreement contains provisions that establish a maximum of 65% debt in the capital structure, limits cash distributions when the percentage of debt in the capital structure exceeds 55% and requires a debt service coverage ratio of two times.  The Bureau obligation does not contain any financial covenants believed to be material to Registrant or any cross default provisions.

(7) Consists of expected interest expense payments assuming Registrant’s long-term debt remains outstanding until maturity.  Current interest rates were used to estimate expected interest expense payments on variable long-term debt.

(8)  Advances for construction represent annual contract refunds to developers for the cost of water systems paid for by the developers. The advances are generally refundable at rates ranging from 10% to 22% of the revenue received from the installation for which funds were advanced or in equal annual installments over periods of time ranging from 10 to 40-year periods.

(9)  Consists of the remaining balance of the purchased power contracts through December 2008.

(10)  Consists of noncancelable commitments primarily for capital projects under signed contracts.

(11)  Water purchase agreements consist of (i) contracts with various governmental entities to purchase imported water for an aggregate remaining commitment of $38.1 million which expire on an agreement by agreement basis commencing in 2008 through 2012; (ii) a remaining amount of $2.9 million under an agreement with the City of Claremont to lease water rights that were ascribed to the City as part of the Six Basins adjudication (the initial term expires in 2028 with an option to renew this agreement for 10 more years); and (iii) an aggregate amount of $3.9 million of other water purchase commitments with other third parties. In some cases, the amount of the commitment is estimated based on current rates per acre-foot of water purchased.  These rates may be changed annually.

(12)  Reflects Registrant’s future minimum payments under noncancelable operating leases.

(13)  Consists of Registrant’s expected contributions (all by employer) for its pension and postretirement plans in 2006, and only for its pension plan thereafter. These amounts are subject to change based on, among other things, the limits established for federal tax deductibility (pension plan). Registrant has included as an obligation the estimated minimum required contributions to its pension plan computed by its actuary. These amounts are subject to change based on the significant impact that returns on plan assets and changes in discount rates might have on such amounts.

(14) CCWC has a long-term water supply contract with the Central Arizona Conservation District (the “District”) through September 2033, and is entitled to take 6,978 acre-feet of water per year from CAP. The maintenance rate for such water delivered is set by the District and is subject to annual increases. The estimated remaining commitment under this contract is $5.5 million as of December 31, 2005.  Furthermore, CCWC has entered into a commitment with the District to purchase 1,931 acre-feet of water per year of additional water rights for an amount of $1.1 million estimated at December 31, 2005.  The price is subject to further adjustment and is expected to increase annually until a final written agreement is executed which is expected in 2006.

(15)  Other commitments consist of (i) an $85 million syndicated revolving credit facility, of which $27.0 million is outstanding as of December 31, 2005, (ii)  $296,000 with respect to a $6,296,000 irrevocable letter of credit issued by Wells Fargo Bank to support the certificates of participation of Three Valleys Municipal Water District (the other $6,000,000 is reflected under tax-exempt obligations), (iii) an irrevocable letter of credit in the amount of $700,000 that expires in October 2006 for the deductible in Registrant’s business automobile insurance policy, (iv) an irrevocable letter of credit in the amount of $580,000 that expires in October 2008 for its energy scheduling agreement with Automated Power Exchange as security for the purchase of power, and (v) an irrevocable letter of credit in the amount of $3,600,000 pursuant to a settlement agreement with Edison to cover Registrant’s commitment to pay the settlement amount. All of the letters of credit are issued pursuant to the syndicated revolving credit facility. The syndicated revolving credit facility contains restrictions on prepayments, disposition of property, mergers, liens and negative pledges, indebtedness and guaranty obligations, transactions with affiliates, minimum interest coverage requirements, a maximum debt to capitalization ratio, and a minimum debt rating. Pursuant to the

Credit Agreement, AWR must maintain a minimum interest coverage ratio of 3.25 times interest expense, a maximum total funded debt ratio of 0.65 to 1.00 and a minimum debt rating of Baa3 or BBB-.

Under the terms of its power purchase contracts with Mirant Marketing and PWCC, GSWC is required to post security, at the request of the seller, if GSWC is in default under the terms of the contract and the future value of the contract is greater than the future value of contracts of a similar term on the date of default. GSWC will be in default under the terms of these contracts if its debt is rated less than BBB- by S&P or Fitch, Inc. (“Fitch”) or less than Baa3 by Moody’s Investor Services, Inc (“Moody’s”). GSWC currently has a senior unsecured debt rating of A- with a recently upgraded stable outlook by S & P and A2 with a recent upgrade from negative to stable outlook by Moody’s. Fitch does not rate GSWC.

S&P debt ratings range from AAA (highest rating possible) to D (obligation is in default). Moody’s debt ratings range from Aaa (best quality) to C (lowest quality). Securities ratings are not recommendations to buy, sell or hold a security and are subject to change or withdrawal at any time by the rating agency.

On January 31, 2006, ASUS, entered into a water purchase agreement to acquire 5,000 acre-feet of water rights from Natomas for a base price of $2,500 per acre-foot of water payable in payments contingent on meeting specific milestones and events over a 10-year period.

Off-Balance Sheet Arrangements

As noted above, Registrant has various contractual obligations which are recorded as liabilities in the consolidated financial statements.  Other items, such as certain purchase commitments and operating leases are not recognized as liabilities in the consolidated financial statements, but are required to be disclosed.  Except for those disclosed above in the table, Registrant does not have any other off-balance sheet arrangements.

Effects of Inflation

As a regulated enterprise, our rates are established to provide recovery of costs and a fair return on our shareholders’ investment.  Recovery of the effects of inflation through higher water rates is dependent upon receiving adequate and timely rate increases.  However, authorized rates charged to customers are usually based on a forecast of expenses and capital costs for GSWC and on historical expenses and capital costs for CCWC.  Rates may lag increases in costs caused by inflation.  During periods of moderate to low inflation, as has been experienced for the past several years, the effects of inflation on our operating results have not been significant.

Bear Valley Electric Service of GSWC

As of December 31, 2005, GSWC had accrued $21.0 million in under-collected power costs, mostly incurred during the energy crisis in late 2000 and 2001 in connection with providing service to its Bear Valley Electric customers. GSWC is authorized to include up to a weighted annual energy purchase cost of $77 per MWh each year through August, 2011 in its electric supply cost balancing account. To the extent that actual weighted average annual costs for power purchased exceeds the $77 per MWh amount, GSWC will not be able to include these amounts in its balancing account and such amounts will be expensed, unless the CPUC approves adjustments.

Power Supply Arrangements at GSWC’s Bear Valley Electric Service Area

Most of the electric energy sold by GSWC to customers in its Bear Valley Electric customer service area is purchased from others.

Beginning April 1, 2001, GSWC entered into a five-year and nine-month, block forward purchase contract with Mirant Marketing for 15 MWs of electric energy at a price of $95 per MWh through December 31, 2006. In June 2001, GSWC executed an agreement with PWCC for an additional 8 MWs of electric energy to meet peak winter demands. The contract provided for pricing of $75 per MWh from November 1, 2001 to March 31, 2002, $48 per MWh from November 1, 2002 to March 31, 2003 and $36 per MWh from November 1, 2003 to March 31, 2004.

In September 2002, GSWC entered into a series of purchased power contracts with PWCC. Under the agreements, GSWC will sell 15 MWs to PWCC of electric energy at a price of $95 per MWh beginning November 1, 2002 through December 31, 2006, and the 8 MWs of electric energy covered under the energy purchase agreement with PWCC discussed previously. In return, PWCC agreed to supply GSWC with 15 MWs of electric energy at a price of $74.65 per MWh beginning November 1, 2002 through December 31, 2008, and an additional 8 MWs at $74.65 per MWh beginning on November 1, 2002 through March 31, 2003 and each succeeding November 1 through March 31 period through March 31, 2008, and for the period November 1, 2008 through December 31, 2008. Settlement of these contracts occurs on a net or cash basis through 2006 and by physical delivery through 2008.

The average minimum monthly load at GSWC’s Bear Valley Electric customer service area has been approximately 12 MWs. The average winter load has been 18 MWs with a winter peak of 39 MWs when the snowmaking machines at the ski resorts are operating. In addition to the power purchase contracts, GSWC buys additional energy from the spot market to meet peak demand and sells surplus power to the spot market as well. The average cost of power purchased, including the transactions in the spot market, was approximately $76.96 per MWh for the year ended December 31, 2005 as compared to $78.27 per MWh for the same period of 2004. GSWC’s average energy costs are impacted by pricing fluctuations on the spot market.

Transmission Constraints

The ability of GSWC to deliver purchased power to customers in its Bear Valley Electric area is limited by the ability of the transmission facilities owned by Edison to transmit this power. On December 27, 2000, GSWC filed a lawsuit against Edison for breach of contract as a result of delays in upgrading these transmission facilities as well as for violations of good faith and fair dealing, negligent misrepresentation, intentional misrepresentation and unjust enrichment.

In March 2004, GSWC and Edison agreed to settle this suit. Under the terms of the settlement, GSWC agreed to pay a $5 million project abandonment fee to Edison. Edison filed an application to the FERC for approval to treat the entire $5 million settlement payment as an abandoned project cost to be included in Edison’s wholesale rate charged to GSWC. In addition, Edison has agreed to sell the Goldhill substation and associated transmission line to GSWC at its book value. GSWC made an initial lump sum payment of $1.4 million to Edison during the first quarter of 2004 and agreed to pay Edison the remaining $3.6 million over a 15 year term through 180 equal monthly payments of $38,137. In August 2004, the FERC approved Edison’s application and GSWC recorded the $1.4 million payment in the supply cost balancing account. This amount was previously recorded as a regulatory asset pending FERC approval of Edison’s application. In addition, monthly payments made to Edison totaling $457,644 and $228,822 made to Edison for the years ended December 31, 2005 and 2004, respectively, are also included in the electric supply cost balancing account.

New Generation Facility

As a means of meeting the increasing demands for energy and limiting GSWC’s exposure to changes in spot market prices, GSWC has constructed a natural gas-fueled 8.4 MW generation facility.  The generator went on line during the third quarter of 2004. GSWC filed for increased rates in the third quarter of 2004. The new rates went into effect in April of 2005.

Construction Program

GSWC maintains an ongoing water distribution main replacement program throughout its customer service areas based on the priority of leaks detected, fire protection enhancement and an underlying replacement schedule. In addition, GSWC upgrades its electric and water supply facilities in accordance with industry standards, local requirements and CPUC requirements.  As of December 31, 2005, GSWC has unconditional purchase obligations for capital projects of approximately $26 million. In addition, GSWC is expected to incur capital expenditures in 2006 of approximately $70 million primarily for upgrades to its water supply and distribution facilities.  During the years ended December 31, 2005, 2004 and 2003, GSWC spent $65.2 million, $79.9 million and $53.6 million, respectively, for these purposes.  A portion of these capital expenditures are funded by developers through either advances (which must be repaid) or contributions in aid of construction which are not required to be repaid.

CCWC is expected to incur capital expenditures in 2006 of approximately $1.8 million, compared to capital expenditures of $3.9 million, $4.1 million and $3.6 million spent in 2005, 2004 and 2003, respectively.

ASUS is expected to incur capital expenditures in 2006 of approximately $17.8 million, which will be funded by the U.S. Government.  In the event that ASUS needs to pre-fund capital projects for a long period of time, a financing cost is charged to the U.S. Government.  In 2006, it is expected that several capital projects at certain Military Utility Privatization Subsidiaries will exceed the funding by the U.S. Government for that year and will be paid by the U.S. Government over a period of years.  Finance charges will be charged to the U.S. Government for this lag in cash receipts.

AWR has no material capital commitments.

Regulatory Matters

Rate Regulation

GSWC is subject to regulation by the CPUC, which has broad powers with respect to service and facilities, rates, classifications of accounts, valuation of properties, the purchase, disposition and mortgaging of properties necessary or useful in rendering public utility service, the issuance of securities, the granting of certificates of public convenience and necessity as to the extension of services and facilities and various other matters. CCWC is subject to regulation by the ACC.

Rates that GSWC and CCWC are authorized to charge are determined by the CPUC and the ACC, respectively, in general rate cases and are derived using rate base, cost of service and cost of capital, as projected for a future test year in California and using an historical test year, as adjusted, in Arizona. Rates charged to customers vary according to customer class and rate jurisdiction and are generally set at levels allowing for recovery of prudently incurred costs, including a fair return on rate base. Rate base generally consists of the original cost of utility plant in service, plus certain other assets, such as working capital and inventory, less accumulated depreciation on utility plant in service, deferred income tax liabilities and certain other deductions.

In 2004, the CPUC adopted a new rate case plan for water utilities including GSWC.  Under this new plan, GSWC must file a general rate case (GRC) application every three years according to the schedule in the plan. GSWC’s three operating regions are separate ratemaking areas and the new plan has a schedule for each region. GRC’s typically include step increases for the second and third years. Rates are based on a forecast of expenses and capital costs. GRC’s have a typical regulatory lag of one year.   In addition rates may be increased by offsets for certain expense increases, including but not limited to supply cost offset and balancing account amortization, and advice letter filings related to certain plant additions and other operating cost increases. Offset rate increases and advice letter filings typically have a two to four month regulatory lag.

Neither the operations nor rates of AWR and ASUS are directly regulated by the CPUC. The CPUC does, however, regulate certain transactions between GSWC and its affiliates. The ACC also regulates certain transactions between CCWC and its affiliates. FBWS, a wholly owned subsidiary of ASUS, formed to operate and maintain the water and wastewater systems at Fort Bliss is regulated by the TCEQ. However, the amounts charged by FBWS for water and wastewater services at U.S. Army Fort Bliss will be based upon the terms of the 50-year contract between FBWS and the U.S. Government. Under the terms of this agreement, FBWS has agreed to own, operate and maintain the water and wastewater systems at Fort Bliss for a net fixed price of $181,206 per month for operation and maintenance, and $147,146 for renewals and replacements per month for a period of two years. Prices will be re-determined at the end of the two year period and every three years thereafter. In addition, prices may be equitably adjusted for changes in law and other circumstances.

ASUS entered into agreements to operate and maintain the water and wastewater systems at Andrews Air Force Base in Maryland and Fort Story, Fort Eustis, Fort Monroe and the wastewater system at Fort Lee, in Virginia in September 2005.  Under the terms of these agreements, the aggregate amount of these contracts is estimated at more than $238 million over a 50-year period and is subject to periodic price re-determination adjustments and modifications for changes in law and other circumstances.

Changes in Rates

The following table lists information on estimated annual rate changes for GSWC as approved by the CPUC during 2005, 2004 and 2003.

($ in 000’s)

	Supply	Balancing	General
	Cost	Account	and Step	Advice
Year	Offset	Amortization	Increases	Letters	Total
2005	—	$(1,301)	$7,515	$1,840	$7,645
2004	—	(423)	13,677	483	13,737
2003	—	689	219	6,263	7,171

Recent Changes in Rates

On November 2, 2004, GSWC filed advice letters with the CPUC for step increases for Region II in an amount of approximately $2.8 million and attrition increases of approximately $2.4 million for Region III that were approved and became effective January 1, 2005.

On July 10, 2003, the CPUC approved the Certificate of Public Convenience and Necessity (“CPCN”) for construction of an 8.4 MW natural gas-fueled generation facility in the City of Big Bear Lake. The capital cost of the generating facility was approximately $13 million. GSWC filed for increased rates in the third quarter of 2004. This request was approved by the CPUC and the new rates became effective on April 15, 2005, which should result in an estimated annual revenue increase of approximately $2.7 million.  The rate increase for the generation facility is, however, subject to a final cost review by the CPUC.

The CPUC has approved GSWC’s advice letter requesting rate increases in Region I. The new rates were effective June 8, 2005 and were expected to generate annual revenues of $2.3 million.

CCWC filed its rate case with the ACC in August 2004. In September 2005, the ACC approved a rate increase for CCWC. The rate increase was effective on October 1, 2005 and is expected to generate additional annual revenues of $1.1 million, an 18% increase over current revenues.

On November 14, 2005, GSWC filed advice letters with the CPUC for step increases for Region I in an amount of approximately $0.6 million and an attrition increase of approximately $5.2 million for Region II, both of which were approved and became effective on January 1, 2006.

In February 2005, GSWC filed an application with the CPUC for rate increases in Region III for years 2006, 2007 and 2008.  On January 12, 2006, the CPUC approved Region III’s rate case. The authorized rate increases for 2006 were made effective January 19, 2006 and will provide GSWC additional annual revenue approximating $5.4 million in 2006 based on a return on equity of 9.8%.  For the second and the third year of this three-year GRC, the CPUC approved an annual increase of approximately $1.9 million and $2.3 million, respectively, subject to certain earnings tests.

Pending Rate Changes in 2006

In February 2006, GSWC filed an application with the CPUC for rate increases in Region II and to cover general office expenses. If approved as filed, the rate increases are expected to generate approximately $14.9 million in annual revenues starting in 2007, $4.7 million in 2008 and $6.9 million in 2009.  A decision on this application is expected in late 2006.  Management is unable to predict the ultimate outcome of this rate case.

Other Regulatory Matters

Memorandum Supply Cost Accounts:

In a CPUC decision issued on June 19, 2003 related to memorandum supply cost accounts, all water utilities regulated by the CPUC are required to seek review of under- and over- collections by filing an advice letter annually.  GSWC filed advice letters in 2004 and 2005 with respect to its cumulative net over-collection for Regions I and II for the period from November 29, 2001 to December 31, 2004, which were recorded as a regulatory liability with a corresponding charge to the supply cost balancing account provision.  In June 2005, the CPUC approved these advice letters, as filed, for the 2001, 2002 and 2003 years, and, as a result, a $1.4 million over-collection was transferred to the supply cost balancing accounts. The advice letters for 2004, totaling $4.2 million net over-collection, were approved by the CPUC in August of 2005.  The $4.2 million net over-collection includes approximately $3.5 million of the net proceeds received from potentially responsible parties in the Charnock Groundwater Basin, which was recorded as a regulatory liability. The amount was transferred to the supply cost balancing accounts in August 2005. There was no impact to earnings as these over-collections had been recorded as regulatory liabilities in prior years.

GSWC also filed advice letters with the CPUC for review of the activity in the Region III memorandum supply cost account for the period from November 29, 2001 to December 31, 2004 totaling a cumulative $4.2 million under-collection. A regulatory asset with respect to this under-collection was not recorded pending receipt of a CPUC decision authorizing the recovery of the under-collection.  In June 2005, the CPUC approved the transfer of an approximate $1.3 million under-collection in Region III’s 2004 memorandum supply cost account into the water supply cost balancing account, income of which was recorded in the second quarter of 2005.  The advice letters for the 2001-2003 years were approved in October 2005.  As a result, GSWC will be allowed to recover an under-collection of $3.0 million recorded in the supply cost memorandum account between November 2001 and December 2003. This resulted in an increase to pretax income of $3.0 million in the fourth quarter of 2005.

Furthermore, an approximate $3.1 million net under-collection in all GSWC’s water regions for 2005 was recorded during the fourth quarter of 2005 as a reduction to the memorandum supply cost provision account.  GSWC intends to file for recovery of this net under-collected supply costs with the CPUC in 2006 or in a general rate case proceedings.  Management believes that it is probable that the CPUC will permit GSWC to recover in rates the 2005 net under-collections in supply costs.

Aerojet Litigation Memorandum Account:

On July 21, 2005, the CPUC authorized GSWC to collect the balance of the Aerojet litigation memorandum account of approximately $21.3 million, through a rate surcharge, which will continue for no longer than 20 years.  As a result of this decision, GSWC, among other things, was ordered to: (i) impose a surcharge in the Arden-Cordova customer service area to amortize the balance totaling $21.3 million in the memorandum account and consequently, GSWC reflected an increase of approximately $6.2 million in its regulatory assets to include previously expensed carrying costs and recorded a corresponding gain in its results of operations during the third quarter of 2005; (ii) restore the appropriate plant accounts by approximately $1.0 million with a corresponding decrease in depreciation expense during the third quarter of 2005, due to the full reimbursement from Aerojet of capital expenditures, and (iii) keep the memorandum account open until it is fully amortized. However, no costs may be added to the memorandum account, other than cumulative interest charges approved by the decision. Furthermore, it is management’s intention to offset any settlement proceeds from Aerojet’s proposed land development, first against an $8 million note from Aerojet and then against the balance in the memorandum account at the time of receipt of the settlement payments.

Santa Maria Groundwater Basin Adjudication:

In 1997, the Santa Maria Valley Water Conservation District (“plaintiff”) filed a lawsuit against multiple defendants, including GSWC, the City of Santa Maria, and several other public water purveyors. The plaintiff’s lawsuit seeks an adjudication of the Santa Maria Groundwater Basin. As of December 31, 2005, GSWC has incurred costs in defending its rights in the Basin, including legal and expert witness fees, which have been deferred in Utility Plant for rate recovery.  In February 2006, GSWC filed for recovery of these costs with the CPUC.  Management believes that the recovery of these costs through rates is probable. A settlement has been reached, subject to CPUC approval. The settlement, among other things, if approved, would preserve GSWC’s historical pumping rights and secure supplemental water rights for use in case of drought or other reductions in the natural yield of the Basin.  There are also a small number of non-settling parties, and the case is going forward as to them.  The stipulation, if approved, would preserve GSWC’s position with the settling parties independent of the outcome of the case as it moves forward with the non-settling parties.  GSWC can not predict the outcome of the case as to the non-settling parties.

Refund of Water Right Lease Revenues:

In 1994, GSWC entered into a contract to lease to the City of Folsom, 5,000 acre-feet per year of water rights from the American River. GSWC included all associated revenues in a non-operating income account. In a decision issued on March 16, 2004, the CPUC ordered GSWC to refund 70 percent of the total amount of lease revenues received since 1994, plus interest, to customers. Pursuant to the order, GSWC recorded a $6.2 million regulatory liability with a corresponding charge against non-operating income, net of taxes, during the fourth quarter of 2003. A final amount of the refund was approved by the CPUC in June 2004 and GSWC adjusted its estimate to the approved refund amount of $5.2 million.

Management disagreed with the CPUC’s decision and filed an application for rehearing of that decision.  The CPUC denied GSWC’s application for rehearing in 2004.  GSWC next filed a petition for review with the California Supreme Court to hear the matter, which was denied in February of 2005.  Subsequently, GSWC filed a petition for review with the Supreme Court of the United States, asking the Court to direct the California Supreme Court to accept GSWC’s petition for review and to order the CPUC to reverse the underlying decision.  The U.S. Supreme Court denied the petition for review in October of 2005.  With the denial of the petition for review, GSWC has exhausted its appellate process of the original CPUC decision.

Pursuant to the order, the apportionment of any lease revenues that GSWC may collect commencing January 2004 was to be determined by a later decision. Pending that later decision and beginning in the first quarter of 2004, all amounts billed to the City of Folsom have been included in a regulatory liability account and no amounts will be recognized as revenue until all uncertainties about this matter are resolved with the CPUC. For the years ended December 31, 2005 and 2004, GSWC recorded an additional $1.2 million and $1.1 million in the regulatory liability account, respectively.  On February 10, 2006 the CPUC issued two competing proposed decisions on this matter. The first decision would require that all lease revenues since April of 2004 inclusive of the balances in the regulatory liability accounts be refunded to customers. The alternate decision would require that all lease revenues since April of 2004 inclusive of the balances in the regulatory liability accounts be reinvested in water system infrastructure and included in the rate-base upon which GSWC earns a rate of return. In accordance with California law GSWC would have 8 years in which to reinvest the proceeds. The final disposition of this matter through selection of one of the competing decisions is expected to occur late in the first quarter or early in the second quarter of 2006. GSWC cannot predict which of the two competing decisions, if either, will be approved by the Commission.

Environmental Matters

1996 Amendments to Federal Safe Drinking Water Act

The U.S. Environmental Protection Agency (“EPA”) may only regulate contaminants that may have adverse health effects, are known or likely to occur at levels of public health concern, and the regulation of which will provide a meaningful opportunity for health risk reduction. The EPA has published a list of contaminants for possible regulation and must update that list every five years. In addition, every five years, the EPA must select at least five contaminants on that list and determine whether to regulate them. The EPA has authority to bypass the selection process and adopt interim regulations for contaminants in order to address urgent health threats. The Department of Health Services (“DOHS”), acting on behalf of the EPA, administers the EPA’s program in California. Similar state agencies administer these rules in the other states in which we operate.

The EPA may base primary drinking water regulations on risk assessment and cost/benefit considerations and on minimizing overall risk. The EPA must base regulations on best available, peer-reviewed science and data from best available methods. For proposed regulations that involve the setting of maximum contaminant levels (MCL’s), the EPA must use, and seek public comment on, an analysis of quantifiable and non-quantifiable risk-reduction benefits and costs for each such MCL.

GSWC, CCWC and the Military Utility Privatization Subsidiaries of ASUS currently test their water supplies and water systems according to requirements listed in the Safe Drinking Water Act (“SDWA”). Water sources found to contain levels of contaminants above the established MCL’s are treated to reduce contaminants to acceptable levels before being delivered to customers. If treatment is not possible, the water source is shut down. Since the SDWA became effective, GSWC and CCWC have experienced increased operating costs for testing to determine the levels, if any, of the constituents in their sources of supply and additional expense to treat contaminants in order to meet the MCL standards. Treatment costs may cause GSWC and/or CCWC to experience additional capital costs as well as increased operating costs. The CPUC and ACC ratemaking processes provide GSWC and CCWC with the opportunity to recover prudently incurred capital and operating costs in future filings associated with water quality. Management believes that such incurred and expected future costs should be authorized for recovery by the CPUC and ACC, as applicable.  The Military Utility Privatization Subsidiaries may seek recovery of additional capital costs associated with a change in law or changes in circumstances from the U. S. Government as an equitable adjustment to the fee for providing services at each of the bases served by these subsidiaries.

Enhanced Surface Water Treatment Rules

The EPA has adopted the Enhanced Surface Water Treatment Rule, which requires increased surface-water treatment to decrease the risk of microbial contamination. These rules apply to each of GSWC’s five surface water treatment plants and CCWC’s surface water treatment plant. All the surface water plants in GSWC and CCWC are in compliance with these rules.

Regulation of Disinfectant/Disinfection By-Products

GSWC and CCWC are also subject to regulations concerning disinfectant/disinfection by-products. Modifications to the Calipatria plant were completed in the second quarter of 2005.

The Stage 2 Disinfectant/Disinfection By-Products Rule and the Long-Term 2 Enhanced Surface Water Treatment Rule

The proposed Long-Term 2 Enhanced Surface Water Treatment Rule was published in the Federal Register on August 11, 2003, and the proposed Stage 2 Disinfectant/Disinfection By-Products Rule (DBPR) was published shortly thereafter on August 18, 2003. EPA promulgated the final regulation for these rules in January 2006 and Registrant is currently evaluating the rules to determine the impact to its operations.

Ground Water Rule

On May 10, 2000, the EPA published the proposed Ground Water Rule, which establishes multiple barriers to protect against bacteria and viruses in drinking water systems that use ground water. The proposed rule applies to all U.S. public water systems that use ground water as a source. The proposed GWR includes system sanitary surveys conducted by the state to identify significant deficiencies; hydrogeologic sensitivity assessments for undisinfected systems; source water microbial monitoring by systems that do not disinfect and draw from hydrogeologically sensitive aquifers or have detected fecal indicators within a distribution system; corrective action; and compliance monitoring for systems which disinfect to ensure that they reliably achieve 4-log (99.99%) inactivation or removal of viruses. On March 29, 2005, EPA asked that the rule be temporarily withdrawn from review to allow the Agency time for further consideration of the rule. No estimate has been made when final regulations will be adopted. While no assurance can be given as to the nature and cost of any additional compliance measures, if any, GSWC and CCWC do not believe that such regulations will impose significant compliance costs, since they already currently engage in disinfection of the majority of their groundwater systems.

Regulation of Radon and Arsenic

On October 31, 2001, EPA established an arsenic MCL at 10 parts per billion (ppb). Compliance with an MCL of 10 ppb will require implementation of wellhead treatment remedies for eight affected wells in GSWC’s system and two wells in CCWC’s system. The effective date for utilities to comply with the standard is January 2006. Registrant is providing treatment to affected wells, but some wells have been removed from service pending completion of the proposed treatment remedy.

The California DOHS Office of Environmental Health Hazard Assessment published the final Public Health Goal (PHG) of 4.0 parts per trillion in April 2004. This is the first step for California to adopt its own MCL for arsenic. The DOHS MCL process is expected to take up to a year (even as an emergency regulation).  If the DOHS establishes a limit that is more stringent than the limit established by the EPA, GSWC will be required to comply with this more stringent requirement.

The EPA has proposed new radon regulations following a National Academy of Sciences risk assessment and study of risk-reduction benefits associated with various mitigation measures. The National Academy of Sciences study is in agreement with much of EPA’s original findings but has slightly reduced the ingestion risk initially assumed by EPA. EPA established an MCL of 300 Pico Curies per liter based on the findings and has also established an alternative MCL of 4000 Pico Curies per liter, based upon potential mitigation measures for overall radon reduction. Registrant is currently waiting for the EPA to establish a MCL to determine the impact.

Unregulated Contaminants Monitoring Rule

EPA has revised the Unregulated Contaminant Monitoring Rule. The data generated by the UCMR will be used to evaluate and prioritize contaminants on a list of contaminants EPA is considering for possible new drinking water standards. This data will help to ensure that future decisions on drinking water standards are based on sound science.

A tiered approach will be utilized with the three monitoring lists to provide the maximum capability to monitor up to the statutory limit of no more than 30 contaminants in any 5-year monitoring cycle. Therefore, as List 3 contaminants are found to occur in public water systems, they may move up to List 2, and likewise, List 2 contaminants may move up to List 1 when this rule is revised. The law requires that EPA publish a new contaminant-monitoring list every 5 years. When the EPA adds contaminants to the list, they also include a compliance date. Registrant will evaluate the impact and necessary actions as additions are made to the contaminant lists.

Perchlorate Notification Level Activities

In January 2002, DOHS reduced the perchlorate notification level (formerly termed the action level) from 18 ppb to a level of 4 ppb, based upon new information from the EPA. A revised PHG of 6 ppb was adopted in California in the first quarter of 2004 after which DOHS revised the state notification level for perchlorate from 4 ppb to 6 ppb. This is the first step in the establishment of an MCL in California.

In January 2005, the National Academy of Sciences issued a report evaluating EPA’s reference dose for health risk information.  This report concluded that a higher reference was appropriate. It is not certain what effect, if any, this report will have on California’s MCL.  The California MCL for perchlorate is expected to be finalized in 2006. GSWC is continuing to periodically monitor all of its water supplies to determine that levels of perchlorate are below the action level currently in effect.

Fluoridation of Water Supplies in California

By July 1, 2006, GSWC is required to provide an estimate to DOHS of the total capital costs to install fluoridation treatment equipment. GSWC is required to install this equipment if funding is provided from sources other than ratepayers, shareholders, local taxpayers, bondholders or via other fees or charges levied on GSWC’s water systems. GSWC may also voluntarily install this equipment and seek recovery of costs from ratepayers. The CPUC is required to approve these costs within 45 days of the filing of an application or advice letter in accordance with CPUC requirements.

Matters Relating to GSWC’s Arden-Cordova Water System

In GSWC’s Rancho Cordova system, four wells have been removed from service and destroyed due to contamination from perchlorate. The supply has been replaced for three of these wells. An additional three wells are currently out of service due to perchlorate levels above the EPA notification level of 4 ppb as defined in the EPA’s Administrative Orders, and two wells are out of service due to detectable levels of nitrosodimethylamine (NDMA) above the notification level. California has adopted a notification level of 10 ppt for NDMA. GSWC continues to monitor all of its active groundwater wells in the Rancho Cordova system for perchlorate and NDMA.

Aerojet has, in the past, used ammonium perchlorate in oxidizing rocket fuels. NDMA is an additional by-product from the production of rocket fuels and it is believed that contamination in GSWC’s Rancho Cordova service area is also related to the activities of Aerojet. In 2000, GSWC filed suit against Aerojet for contamination of GSWC’s ground water supply in its Rancho Cordova system.

On October 12, 2004, Registrant reached a final settlement with Aerojet of litigation relating to this contamination. Under the terms of the settlement, Aerojet paid GSWC $8.7 million in the first quarter of 2004. Aerojet will pay an additional $8 million over a period of five years commencing in December 2009, plus interest accruing beginning January 1, 2004. These payments reduce GSWC’s costs of utility plant and purchased water by $16 million and $735,000, respectively. Aerojet had previously reimbursed GSWC $4.3 million in capital costs and $171,000 for additional water supply. In addition, Aerojet has agreed to reimburse GSWC $17.5 million, plus interest accruing from January 1, 2004, for its past legal and expert costs.  The source of these later reimbursements is solely from connection fees anticipated to be received by Aerojet in a new development area owned by Aerojet adjacent to the GSWC’s Rancho Cordova system.

Through a transfer of remediated groundwater to the Sacramento County Water Agency, Sacramento County Water Agency will provide treated water for distribution to GSWC and other water purveyors affected by the contamination. This arrangement, together with other mitigation measures, should afford GSWC a reliable and safe water supply for its Rancho Cordova customers. Registrant and Aerojet have also signed three separate agreements requiring Aerojet to pay for certain transmission pipelines and upgrades to the Coloma Treatment Plant as a contingency plan, should additional wells be impacted. The value of the three agreements approximates $9.0 million in capital improvements.  These projects were completed by Aerojet in the third quarter of 2005.

Matters Relating to GSWC’s Yorba Linda Water System

The compound MTBE has been detected in a well serving GSWC’s Yorba Linda water system. To date, the well has not shown MTBE above the DOHS secondary standard of 5.0 ppb. GSWC has constructed an interconnection with the MWD to provide the needed water supply for this system in the event the well experiences levels of detection in excess of the DOHS standard.

During 2003, GSWC met with the Regional Water Quality Control Board, the Orange County Water District (OCWD), the City of Anaheim, the DOHS and three potentially responsible parties (PRPs) to define the extent of the MTBE contamination plume and assess the contribution from the PRPs. The PRPs voluntarily initiated a work plan for regional investigation. While there have not been significant disruptions to the water supply in Yorba Linda to this point in time, no assurances can be given that MTBE contamination will not increase in the future. In December 2003, a settlement was reached between GSWC and the PRPs. Under the settlement agreement, the PRPs paid GSWC $581,250 in January 2004 for reimbursement of costs related to the issue, and will pay up to $260,000 per year for five years (through 2008) for incremental supply costs should the MTBE level in the well exceed the DOHS secondary standard.

Matters Relating to GSWC’s San Gabriel Water Systems

Perchlorate and/or Volatile Organic Compounds (VOC) have been detected in five wells servicing GSWC’s San Gabriel System. As previously discussed, GSWC filed suit, along with two other affected water purveyors and the San Gabriel Basin Water Quality Authority (WQA), in federal court against some of those responsible for the contamination.

Three other wells serving customers in GSWC’s San Gabriel customer service area are also impacted by VOC contamination. A settlement with several PRPs together with federal funds administered by WQA resulted in reimbursement of 100% of the $1.1 million in capital costs, $205,000 of past operations and maintenance costs and 100% of future operations and maintenance costs for a period of up to 30 years for VOC treatment facilities at these wells.

Matters Relating to Military Privatization Contracts

Under the terms of contracts executed by the Military Utility Privatization Subsidiaries with the U.S. Army and U.S. Air Force, the U.S. Government continues to be responsible for environmental contamination caused by its fault or negligence and for environmental contamination that occurred prior to execution of the contract. In addition, each of the Military Utility Privatization Subsidiaries has the right to seek an equitable adjustment to its contract in the event that there are changes in environmental laws, a change in the quality of water used in providing water service or wastewater discharged by the U.S. Government or contamination of the air or soil not caused by the fault or negligence of the Military Utility Privatization Subsidiary.  ODUS will assume responsibility for operation and maintenance of the water and wastewater systems at Fort Eustis, Virginia. The U.S. Government has entered into a consent order with the Department of Health of the Commonwealth of Virginia since March 15, 2001 relating to exceedances of the non-acute primary maximum contaminant level for total coliform bacteria, which appears to be due to biological growth in the distribution system.  ODUS will be undertaking a number of improvements to the water system at Fort Eustis to address this problem. Until these improvements are completed, there may be additional exceedances of the non-acute primary maximum contaminant level for total coliform bacteria at Fort Eustis.

Security Issues

Since the tragic events of September 11, 2001, water utilities, including Registrant, have been advised to increase security at key facilities in order to avoid contamination of water supplies and other disruptions of service. In compliance with “The Public Health Security and Bioterrorism Preparedness Act of 2002” (HR 3448), Registrant has continued to implement measures to increase security, which includes a vulnerability assessment of its large systems. In addition to large system assessments, all systems operated by Registrant were assessed to identify potential areas requiring enhancements. These assessments resulted in a prioritized listing of recommended facility upgrades to enhance the safety of water system operations to be made over a period of six years. Costs associated with capital improvements of approximately $15 million were identified as a result of the assessment process. GSWC has begun to make these improvements.  The CPUC will evaluate remaining costs in future general rate cases.  Registrant has also continued to refine the required Emergency Response Plan for its systems and is currently in compliance with this law.

Water Supply

GSWC’s Water Supply

During 2005, GSWC supplied a total of 84,976,000 CCF of water, or approximately 174 million gallons per day on average. Of this amount, approximately 51.5% came from pumped sources and 45.7% was purchased from others, principally the MWD. The remaining portion was surface water principally supplied by the Bureau of Reclamation (the “Bureau”) under a no-cost contract and by the Sacramento Municipal Utility District (“SMUD”), the cost of which is reimbursed by Aerojet-General Corp. pursuant to the October 2004 settlement agreement. During 2004, GSWC supplied 87,207,000 CCF of water, 51.2% of which came from pumped sources, 45.4% was purchased principally from MWD, and the Bureau and SMUD supplied the remainder.

The MWD is a water district organized under the laws of the State of California for the purpose of delivering imported water to areas within its jurisdiction. Registrant has 58 connections to the water distribution facilities of MWD and other municipal water agencies. MWD imports water from two principal sources: the Colorado River and the State Water Project. Available water supplies from the Colorado River and the State Water Project have historically been sufficient to meet most of MWD’s requirements.

On October 17, 2003 Federal government, State government, and four Southern California water agency officials, including the MWD, reached an agreement, the Quantification Settlement Agreement (“QSA”) that allocates to each of the Colorado Basin state a share of the Colorado River. Under the QSA, MWD will continue to have access to 4.4 million acre-feet (“MAF”) of Colorado River water per year, as well as excess Colorado River water for thirteen years from the effective date of the QSA, and up to 1.6 MAF of additional water that the Imperial Irrigation District proposes to conserve and sell to the state. MWD has also publicly stated that it is stepping up a number of efforts including desalination, conservation, recycling, transfer and storage, to increase water supplies.

GSWC’s water supply and revenues are significantly affected, both in the short-run and the long-run, by changes in weather conditions.  The National Oceanic and Atmospheric Association (“NOAA”) announced in February 2006 that La Nina has returned and should last through early spring and possibly into summer.  Congruently, the NOAA’s long range weather forecast maps show below average precipitation for California and Arizona through May and above average temperatures through October.

Based on information publicly available from the California Department of Water Resources, the overall water outlook is a rather positive one due largely to abundant precipitation early in the water year and last year’s record levels of precipitation which have been stored.    California reservoirs are at 120% of normal.  For this water year from October 2005 to date, California precipitation has been 130% of normal with the northern regions having levels from 160% to 125% of normal while the southern regions have had levels from only 80% to 40% of normal.  Last year at this time these same southern regions had 325% and 275% of normal precipitation.

Although overall groundwater conditions are presently at adequate levels, certain of GSWC’s groundwater supplies have been affected to varying degrees by various forms of contamination which, in some cases, has caused GSWC to increase its reliance on purchased water in its supply mix.

To meet its water supply needs, GSWC has contracts with various governmental entities and other parties to purchase water or water rights for an aggregate amount of $44.9 million. Included in this amount as of December 31, 2005 is $38.1 million that remains outstanding under purchase agreements with governmental entities which expire on an agreement by agreement basis commencing in 2008 through 2012. Each of these contracts contains minimum take or pay provisions with the terms and conditions varying for pricing under each contract varying. GSWC plans to continue to purchase and use at least the minimum water requirement under the respective contracts in the future. The amount of the remaining obligations was estimated based on current costs per acre-foot. These rates may be changed annually. Also included in the $44.9 million is a commitment of $2.9 million under an agreement with the City of Claremont to lease water rights that were ascribed to the City as part of the Six Basins adjudication and an aggregate amount of  $3.9 million for other water purchase commitments with other third parties. The initial term of the agreement with Claremont expires in 2028. GSWC has an option to renew this agreement for 10 additional years.

With the advent of recent legislation in California requiring the utility to provide a 20-year water supply for all proposed land developments in excess of 500 units, Registrant has engaged in an assessment of its water rights and groundwater storage assets. Registrant completed a comprehensive inventory of all water rights and supplies and is pursuing a management strategy which assesses its supplies on a company-wide basis, rather than the 40 individually-owned systems. Thirty-two of Registrant’s network of water systems are already interconnected to major water conveyance pipelines owned by public wholesale water agencies. Six additional systems can also be connected and 24 systems have multiple sources of supplies for added reliability.

Registrant will be making a policy filing in the near future with the CPUC consistent with the CPUC’s Water Action Plan. This filing would include a state-wide service rate that would recognize the integrated nature of GSWC’s water supplies. The policy filing will include provisions for conservation rates, decoupling of sales and revenues, infrastructure investment, rate re-structuring, and water quality treatment issues. The Company cannot predict the timing and response by the CPUC to this filing.

CCWC’s Water Supply

Based on information publicly available from the Arizona Department of Water Resources, Arizona precipitation levels have been near record lows. Phoenix has had only 0.17 inches of rain so far in this water year (since October 1, 2005), as compared to 4.71 inches for the same period of last water year. The NOAA long range weather forecast maps show below average precipitation for Arizona through May of 2006 and above average temperature through October of 2006. Despite the dry forecast, the overall water outlook is a rather positive one due largely to abundant precipitation early in the water year and the storage of last water-year’s record levels of precipitation. Following last winter’s heavy precipitation, Arizona reservoirs’ total storage is at approximately 112% of average. The Colorado River basin reservoirs, i.e., Lake Powell, Mead, Mohave and Havasu, have 28.7 million acre-feet, or 68% of average, an increase of 2.9 million acre-feet from 2004.

For Arizona which has no northern reservoirs, snow-pack water content is below 50% of average. Consequently, the forecast for spring and summer stream flow for Arizona is at less than 50% of average level. Only the northwestern corner of Arizona is expected to have average stream flow. For the Colorado River basin the snow pack is at 105% of average and inflow into Lake Powell is expected to be 8.3 million acre-feet, which is above average.

CCWC has been given a Municipal and Industrial (“M&I”) designation for purposes of determining priority for allocations of water from the Central Arizona Project (“CAP”). The first curtailment of CAP deliveries in the event of shortage would occur to non-Indian agricultural users. Such users accounted for a third of CAP deliveries in 2004, creating a buffer for M&I users such as CCWC. Though it is difficult to predict drought conditions with certainty, the priority for users of CAP, such as CCWC, provides an improved outlook for CCWC supplies.

CCWC obtains its water supply from two operating wells and from Colorado River water delivered by the CAP. The majority of CCWC’s water supply is obtained from its CAP allocation and well water is used for peaking capacity in excess of treatment plant capability, during treatment plant shutdown, and to keep the well system in optimal operating condition.

CCWC has an Assured Water Supply designation, by decision and order of the Arizona Department of Water Resources (ADWR). Pursuant to a decision issued by ADWR on April 7, 2004, CCWC has demonstrated the physical, legal and continuous availability of CAP water and groundwater, in an aggregate volume of 9,828 acre-feet per year for a minimum of 100 years. The 9,828 acre-feet is comprised of existing CAP allocation of 6,978 acre-feet per year, 350 acre-feet per year groundwater allowance, incidental recharge credits of 500 acre-feet per year, and a Central Arizona Groundwater Replenishment District contract of 2,000 acre-feet per year. CCWC’s existing groundwater account balance of 35,829 acre-feet provides approximately 350 acre-feet per year for an estimated one hundred years.

For the existing CAP allocation of 6,978 acre-feet per year, the maintenance rate for such water delivered is set by the Central Arizona Water Conservation District (the “District”) and is subject to annual increases. The estimated remaining commitment under this contract is $5.5 million as of December 31, 2005 with $195,000 paid each year. In addition, the Arizona Water Settlement Act was signed into law in December of 2004. This legislation provides for an additional CAP allocation to CCWC in the amount of 1,931 acre-feet per year. In order to receive this additional allocation, CCWC must enter into a revised contract with the District. CCWC expects agreement to be reached on this amendment during 2006. Once a revised contract with the District is executed, CCWC intends to apply to ADWR to modify and increase its Designation of Assured Supply from 9,828 acre-feet per year to 11,759 acre-feet per year. CCWC has entered into a commitment with the District to purchase the 1,931 acre-feet of water per year of additional CAP water rights for an estimated amount of $1.1 million as of December 31, 2005. The price will be subject to further adjustment and is expected to increase until a final written agreement is executed.

Notwithstanding an assured water supply designation, CCWC’s water supply may be subject to interruption or reduction, in particular owing to interruption or reduction of CAP water. In the event of interruption or reduction of CAP water, CCWC can currently rely on its well water supplies for short-term periods. However, in any event, the quantity of water CCWC supplies to some or all of its customers may be interrupted or curtailed, pursuant to the provisions of its tariffs. CCWC also has the physical capability to deliver water in excess of that which is currently accounted for in CCWC’s assured water supply account.

Military Utility Privatization Subsidiaries

The U.S. Government is responsible for supplying the water on each of the bases served by the Military Utility Privatization Subsidiaries. Under the terms of the agreements, water supply is furnished at no cost to the Military Utility Privatization Subsidiaries.

New Accounting Pronouncements

Registrant is subject to newly issued requirements as well as changes in existing requirements issued by the Financial Accounting Standards Board. Differences in financial reporting between periods could occur unless and until the CPUC and the ACC approve such changes for conformity through regulatory proceedings. See Note 1 of Notes to Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Registrant is exposed to certain market risks, including fluctuations in interest rates, and commodity price risk primarily relating to changes in the market price of electricity. Market risk is the potential loss arising from adverse changes in prevailing market rates and prices.

Interest Rate Risk

A significant portion of Registrant’s capital structure is comprised of fixed-rate debt and some long-term variable debt. Market risk related to our fixed-rate debt is deemed to be the potential increase in fair value resulting from a decrease in interest rates.  At December 31, 2005, the fair value of Registrant’s long-term debt was $308.3 million. A hypothetical ten percent decrease in market interest rates would have resulted in a $22 million increase in the fair value of Registrant’s long-term debt.

Market risk related to Registrant’s variable-rate debt is estimated as the potential decrease in pretax earnings resulting from an increase in interest rates.  The interest rates applicable to variable-rate debt are based on weekly market rates. At December 31, 2005, the rate was approximately 2.85%.  Based on $6.5 million of variable-rate debt outstanding as of December 31, 2005, a hypothetical one percent rise in interest rates would not result in a material impact to earnings.

At December 31, 2005, Registrant did not believe that its short-term debt was subject to interest rate risk, due to the fair market value being approximately equal to the carrying value.

Commodity/Derivative Risk

Registrant is exposed to commodity price risk primarily relating to changes in the market price of electricity. To manage its exposure to energy price risk, Registrant has certain block-forward purchase power contracts that qualify as derivative instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” A derivative financial instrument or other contract derives its value from another investment or designated benchmark. GSWC is a party to various block-forward purchase power contracts. Power purchase contracts with Mirant Marketing and PWCC executed in 2001 qualify for the exception provided under SFAS No. 133 for activities that are considered normal purchases and normal sales. These contracts are reflected in the statements of income at the time of contract settlement. Contracts with PWCC executed in September 2002, however, are not treated as normal purchases and normal sales and, as a result, have been recognized at fair market value on the balance sheet as of December 31, 2005. As a result, GSWC has recognized these contracts at fair market value on its balance sheets resulting in a cumulative unrealized gain of $3.4 million as of December 31, 2005 since the inception of the contracts. On a monthly basis, the related asset or liability is adjusted to reflect the fair market value at the end of each month. As these contracts are settled, the realized gains or losses will be recorded and the unrealized gains or losses will be reversed.

A pretax unrealized gain (loss) of $5,445,000, ($136,000) and $638,000 was recognized for the years ended December 31, 2005, 2004 and 2003, respectively. The increase in the unrealized gain in 2005 resulted from increases in energy prices.

Under the terms of its power purchase contracts with Mirant Marketing and PWCC, GSWC is required to post security, at the request of the seller, if GSWC is in default under the terms of the applicable contract. In addition, GSWC’s liquidity, and in certain circumstances, earnings could be adversely affected by increases in electricity prices in California. As discussed, decreases in electricity prices will also result in increased unrealized losses to the Registrant under SFAS No. 133 for the contracts with PWCC.

Except as discussed above, Registrant has no other derivative financial instruments, financial instruments with significant off-balance sheet risks or financial instruments with concentrations of credit risk.

Item 8. Financial Statements and Supplementary Data

American States Water Company
Consolidated Balance Sheets - December 31, 2005 and 2004
Consolidated Statements of Capitalization - December 31, 2005 and 2004
Consolidated Statements of Income - for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Changes in Common Shareholders’ Equity - for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows - for the years ended December 31, 2005, 2004 and 2003

Golden State Water Company
Balance Sheets - December 31, 2005 and 2004
Statements of Capitalization - December 31, 2005 and 2004
Statements of Income - for the years ended December 31, 2005, 2004 and 2003
Statements of Changes in Common Shareholder’s Equity - for the years ended December 31, 2005, 2004 and 2003
Statements of Cash Flows - for the years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm
Report of Management on the Responsibility for Financial Statements
Schedule I – Condensed Financial Information of Parent

AMERICAN STATES WATER COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands)	2005	2004
Assets

Utility Plant, at cost
Water	$869,471	$778,238
Electric	61,386	58,667
	930,857	836,905
Less – accumulated depreciation	(259,915)	(241,717)
	670,942	595,188
Construction work in progress	42,283	68,977
Net utility plant	713,225	664,165

Other Property and Investments
Goodwill	11,841	11,925
Other property and investments	9,740	9,792
Total other property and investments	21,581	21,717

Current Assets
Cash and cash equivalents	13,032	4,303
Accounts receivable-customers (less allowance for doubtful accounts of $789 in 2005 and $782 in 2004)	13,341	10,970
Unbilled revenue	15,195	13,743
Other accounts receivable (less allowance for doubtful accounts of $337 in 2005 and $201 in 2004)	10,844	3,384
Income taxes receivable	822	5,833
Materials and supplies	1,421	1,496
Regulatory assets – current	6,104	7,104
Prepayments and other current assets	2,998	3,466
Unrealized gain on purchased power contracts	3,417	—
Deferred income taxes – current	1,692	2,725
Total current assets	68,866	53,024

Regulatory and Other Assets
Regulatory assets	55,866	54,404
Other accounts receivable	8,820	8,400
Other	8,419	8,567
Total regulatory and other assets	73,105	71,371
Total Assets	$876,777	$810,277

The accompanying notes are an integral part of these consolidated financial statements.

	December 31,
(in thousands)	2005	2004
Capitalization and Liabilities

Capitalization
Common shareholders’ equity	$264,094	$251,465
Long-term debt	268,405	228,902
Total capitalization	532,499	480,367

Current Liabilities
Notes payable to banks	27,000	45,000
Long-term debt – current	635	880
Accounts payable	19,653	18,206
Income taxes payable	1,534	—
Accrued employee expenses	5,879	4,260
Accrued interest	2,254	1,670
Regulatory liabilities – current	5,592	3,441
Deferred income taxes – current	86	—
Other	14,952	12,879
Total current liabilities	77,585	86,336

Other Credits
Advances for construction	87,375	81,351
Contributions in aid of construction – net	83,976	73,100
Deferred income taxes	69,669	59,839
Unamortized investment tax credits	2,518	2,609
Accrued pension and other postretirement benefits	13,562	8,793
Regulatory liabilities	1,823	9,731
Other	7,770	8,151
Total other credits	266,693	243,574

Commitments and Contingencies (Notes 11 and 12)

Total Capitalization and Liabilities	$876,777	$810,277

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF CAPITALIZATION

	December 31,
(in thousands, except share data)	2005	2004
Common Shareholders’ Equity:
Common Shares, no par value, no stated value:
Authorized: 30,000,000 shares
Outstanding: 16,797,952 shares in 2005 and 16,752,128 shares in 2004	$166,529	$165,270
Earnings reinvested in the business	101,121	89,454
Accumulated other comprehensive loss	(3,556)	(3,259)
	264,094	251,465

Long-Term Debt (All are of GSWC unless otherwise noted)
Notes/Debentures:
6.64% notes due 2013	1,100	1,100
6.80% notes due 2013	2,000	2,000
6.87% notes due 2023	5,000	5,000
7.00% notes due 2023	10,000	10,000
7.55% notes due 2025	8,000	8,000
7.65% notes due 2025	22,000	22,000
6.81% notes due 2028	15,000	15,000
6.59% notes due 2029	40,000	40,000
7.875% notes due 2030	20,000	20,000
7.23% notes due 2031	50,000	50,000
Private Placement Notes:
9.56% notes due 2031	28,000	28,000
5.87% notes due 2028	40,000	—
Tax-Exempt Obligations:
5.50% notes due 2026	7,920	7,920
Variable Rate Obligation due 2014	6,000	6,000
State Water Project due 2035	4,941	4,896
Other Debt Instruments:
8.50% fixed rate obligation due 2013	1,174	1,302
Variable Rate Obligation due 2018	448	484
Capital lease obligations	252	277
Chaparral City Water Company:
4% to 4.85% serial bonds due 2007	470	690
5.20% term bonds due 2011	1,000	1,000
5.40% term bonds due 2022	4,610	4,610
4.65% term bonds due 2006	40	80
5.30% term bonds due 2022	1,015	1,015
3.34% repayment contract due 2006	70	408
	269,040	229,782
Less: Current maturities	(635)	(880)
	268,405	228,902
Total Capitalization	$532,499	$480,367

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
(in thousands, except per share amounts)	2005	2004	2003
Operating Revenues
Water	$205,506	$200,635	$187,163
Electric	27,224	25,594	24,492
Other	3,467	1,776	1,014
Total operating revenues	236,197	228,005	212,669

Operating Expenses
Water purchased	46,326	46,110	40,538
Power purchased for resale	13,238	14,552	13,867
Power purchased for pumping	8,488	8,982	10,232
Unrealized (gain) loss on purchased power contracts	(5,445)	136	(638)
Gain on sale of water rights	—	(5,675)	—
Gain on settlement for removal of wells	(760)	—	—
Groundwater production assessment	8,318	7,266	7,344
Supply cost balancing accounts	(4,425)	4,188	6,590
Other operating expenses	21,202	19,999	18,264
Administrative and general expenses	44,133	41,809	35,726
Depreciation and amortization	21,846	20,824	19,792
Maintenance	11,585	11,562	9,932
Taxes on income	21,945	13,390	9,167
Property and other taxes	9,302	8,772	8,250
Total operating expenses	195,753	191,915	179,064
Operating Income	40,444	36,090	33,605

Other Income (Loss)
Refund of water right lease revenues	—	998	(6,177)
Other income (loss)	(284)	(622)	119
Taxes on other income (loss)	205	(75)	2,415
Total other income (loss)	(79)	301	(3,643)

Interest Charges
Interest on long-term debt	16,834	16,181	16,812
Other interest and amortization of debt expense	(3,235)	1,669	1,258
Total interest charges	13,599	17,850	18,070

Net Income	$26,766	$18,541	$11,892

Weighted Average Number of Common Shares Outstanding	16,778	15,633	15,200
Basic Earnings Per Common Share	$1.58	$1.19	$0.78

Weighted Average Number of Diluted Shares Outstanding	16,809	15,663	15,227
Fully Diluted Earnings Per Common Share	$1.57	$1.18	$0.78

Dividends Declared Per Common Share	$0.900	$0.888	$0.884

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF CHANGES
IN COMMON SHAREHOLDERS’ EQUITY

	Common Shares			Earnings	Accumulated
(in thousands)	Number of Shares	Amount	Additional Paid-in Capital	Reinvested in the Business	Other Comprehensive Income (Loss)	Total

Balances at December 31, 2002	15,181	$25,341	$101,606	$86,332		$213,279
Add:
Net income				11,892		11,892
Reclassification adjustment due to the elimination of stated value		101,606	(101,606)
Issuance of Common Shares	31	752				752
Deduct:
Dividends on Common Shares				13,436		13,436

Balances at December 31, 2003	15,212	127,699	—	84,788		212,487
Add:
Net income				18,541		18,541
Minimum pension liability adjustment					(3,259)	(3,259)
Total comprehensive income						15,282

Issuance of Common Shares	1,540	36,772				36,772
Non-cash compensation on stock units issued		799				799
Deduct:
Dividends on Common Shares				13,875		13,875

Balances at December 31, 2004	16,752	165,270	—	89,454	(3,259)	251,465
Comprehensive income:
Net income				26,766		26,766
Minimum pension liability adjustment					(297)	(297)
Total comprehensive income						26,469

Issuance of Common Shares	42	1,018				1,018
Exercise of stock options	4	102				102
Tax benefit from employee stock options		16				16
Non-cash compensation on stock units issued		123				123
Deduct:
Dividends on Common Shares				15,099		15,099

Balances at December 31, 2005	16,798	$166,529	—	$101,121	$(3,556)	$264,094

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(in thousands)	2005	2004	2003
Cash Flows From Operating Activities:
Net income	$26,766	$18,541	$11,892
Adjustments for non-cash items:
Depreciation and amortization	21,846	20,824	19,792
Provision for doubtful accounts	535	876	808
Deferred income taxes and investment tax credits	14,181	5,451	3,196
Unrealized (gain) loss on purchased power contracts	(5,445)	136	(638)
Refund of water right lease revenues, net of taxes	—	(579)	3,660
Impairment loss on assets removed from ratebase	269	482	—
Non-cash compensation expense on stock units issued	123	799	—
Other – net	1,072	1,519	1,024
Changes in assets and liabilities:
Accounts receivable – customers	(2,793)	113	(1,733)
Unbilled revenue	(1,452)	(1,029)	(437)
Other accounts receivable	(7,993)	6,664	(162)
Materials and supplies	75	(150)	(410)
Prepayments and other current assets	468	320	(566)
Regulatory assets - supply cost balancing accounts	(4,425)	4,188	6,590
Other assets	(4,328)	(3,116)	(3,784)
Accounts payable	1,447	(568)	7,174
Income taxes receivable/payable	6,561	(4,490)	3,886
Other liabilities	7,698	356	(3,534)
Net cash provided	54,605	50,337	46,758

Cash Flows From Investing Activities:
Construction expenditures	(71,184)	(84,216)	(57,211)
Net cash used	(71,184)	(84,216)	(57,211)

Cash Flows from Financing Activities:
Proceeds from issuance of Common Shares, net of issuance costs	1,018	36,772	752
Proceeds from stock option exercises	102	—	—
Receipt of advances for and contributions in aid of construction	18,988	15,456	11,920
Refunds on advances for construction	(3,368)	(3,115)	(3,391)
Cash received on financing portion of purchased power contracts	2,681	2,006	1,761
Retirement or repayments of long-term debt	(863)	(837)	(13,775)
Proceeds from issuance of long-term debt, net of issuance cost	39,849	—	—
Net change in notes payable to banks	(18,000)	(11,000)	21,000
Dividends paid	(15,099)	(13,875)	(13,436)
Net cash provided	25,308	25,407	4,831

Net increase (decrease) in cash and cash equivalents	8,729	(8,472)	(5,622)

Cash and cash equivalents, beginning of year	4,303	12,775	18,397

Cash and cash equivalents, end of year	$13,032	$4,303	$12,775

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN STATE WATER COMPANY

BALANCE SHEETS

	December 31,
(in thousands)	2005	2004
Assets

Utility Plant, at cost
Water	$819,958	$734,662
Electric	61,386	58,667
	881,344	793,329
Less – accumulated depreciation	(246,649)	(229,664)
	634,695	563,665
Construction work in progress	38,334	65,136
Net utility plant	673,029	628,801

Other Property and Investments	7,364	7,419

Current Assets
Cash and cash equivalents	8,788	2,702
Accounts receivable-customers (less allowance for doubtful accounts of $765 in 2005 and $758 in 2004)	12,919	10,818
Unbilled revenue	14,856	13,466
Inter-company receivable	263	1,126
Other accounts receivable (less allowance for doubtful accounts of $334 in 2005 and $201 in 2004)	6,106	2,465
Income taxes receivable from Parent	—	4,187
Materials and supplies	1,404	1,473
Regulatory assets – current	6,033	7,104
Prepayments and other current assets	2,795	3,248
Unrealized gain on purchased power contracts	3,417	—
Deferred income taxes – current	1,693	2,795
Total current assets	58,274	49,384

Regulatory and Other Assets
Regulatory assets	55,627	54,219
Other accounts receivable	8,820	8,400
Other	7,575	8,053
Total regulatory and other assets	72,022	70,672
Total Assets	$810,689	$756,276

The accompanying notes are an integral part of these financial statements.

	December 31,
(in thousands)	2005	2004
Capitalization and Liabilities

Capitalization
Common shareholder’s equity	$255,620	$243,848
Long-term debt	261,540	221,697
Total capitalization	517,160	465,545

Current Liabilities
Long-term debt – current	295	282
Accounts payable	17,914	17,196
Inter-company payable	—	23,925
Income taxes payable to Parent	2,268	—
Accrued employee expenses	5,507	3,951
Accrued interest	2,218	1,636
Regulatory liabilities – current	5,592	3,441
Deferred income taxes – current	109	—
Other	12,390	12,601
Total current liabilities	46,293	63,032

Other Credits
Advances for construction	74,790	70,206
Contributions in aid of construction – net	83,055	72,574
Deferred income taxes	65,469	56,684
Unamortized investment tax credits	2,518	2,609
Accrued pension and other postretirement benefits	13,562	8,793
Regulatory liabilities	1,063	9,731
Other	6,779	7,102
Total other credits	247,236	227,699

Commitments and Contingencies (Notes 11 and 12)

Total Capitalization and Liabilities	$810,689	$756,276

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY

STATEMENTS OF CAPITALIZATION

	December 31,
(in thousands, except share data)	2005	2004
Common Shareholder’s Equity:
Common shares, no par value Outstanding: 122 shares in 2005 and 2004	$159,531	$159,290
Earnings reinvested in the business	99,645	87,817
Accumulated other comprehensive loss	(3,556)	(3,259)
	255,620	243,848

Long-Term Debt
Notes/Debentures:
6.64% notes due 2013	1,100	1,100
6.80% notes due 2013	2,000	2,000
6.87% notes due 2023	5,000	5,000
7.00% notes due 2023	10,000	10,000
7.55% notes due 2025	8,000	8,000
7.65% notes due 2025	22,000	22,000
6.81% notes due 2028	15,000	15,000
6.59% notes due 2029	40,000	40,000
7.875% notes due 2030	20,000	20,000
7.23% notes due 2031	50,000	50,000
Private Placement Notes:
9.56% notes due 2031	28,000	28,000
5.87% notes due 2028	40,000	—
Tax-Exempt Obligations:
5.50% notes due 2026	7,920	7,920
Variable Rate Obligation due 2014	6,000	6,000
State Water Project due 2035	4,941	4,896
Other Debt Instruments:
8.50% fixed rate obligation due 2013	1,174	1,302
Variable rate obligation due 2018	448	484
Capital lease obligations	252	277
	261,835	221,979
Less: Current maturities	(295)	(282)
	261,540	221,697
Total Capitalization	$517,160	$465,545

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY

STATEMENTS OF INCOME

	For the years ended December 31,
(in thousands)	2005	2004	2003
Operating Revenues
Water	$198,487	$194,091	$181,025
Electric	27,224	25,594	24,492
Total operating revenues	225,711	219,685	205,517

Operating Expenses
Water purchased	45,510	45,400	39,811
Power purchased for resale	13,238	14,552	13,867
Power purchased for pumping	7,978	8,517	9,761
Unrealized (gain) loss on purchased power contracts	(5,445)	136	(638)
Gain on sale of water rights	—	(5,675)	—
Groundwater production assessment	8,353	7,266	7,344
Supply cost balancing accounts	(4,425)	4,188	6,590
Other operating expenses	19,215	18,494	16,985
Administrative and general expenses	37,810	34,560	30,160
Depreciation and amortization	20,626	19,871	18,864
Maintenance	10,970	10,962	9,591
Taxes on income	22,798	15,492	10,674
Property and other taxes	8,917	8,385	7,903
Total operating expenses	185,545	182,148	170,912
Operating Income	40,166	37,537	34,605

Other Income (Loss)
Refund of water right lease revenues	—	998	(6,177)
Other income (loss)	(333)	(636)	92
Taxes on other income (loss)	225	(64)	2,425
Total other income (loss)	(108)	298	(3,660)

Interest Charges
Interest on long-term debt	16,432	15,757	16,368
Other interest and amortization of debt expense	(4,202)	1,167	692
Total interest charges	12,230	16,924	17,060

Net Income	$27,828	$20,911	$13,885

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY

STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY

	Common Shares		Earnings
(in thousands, except number of shares)	Number of Shares	Amount	Reinvested in the Business	Accumulated Other Comprehensive Income (Loss)	Total

Balances at December 31, 2002	110	$123,391	$84,171		$207,562
Add:
Net income			13,885		13,885
Deduct:
Dividends on Common Shares			15,400		15,400

Balances at December 31, 2003	110	123,391	82,656		206,047
Comprehensive income:
Net income			20,911		20,911
Minimum pension liability adjustment				(3,259)	(3,259)
Total comprehensive income					17,652

Issuance of Common Shares to AWR	12	35,100			35,100
Non-cash compensation on stock units issued		799			799
Deduct:
Dividends on Common Shares			15,750		15,750

Balances at December 31, 2004	122	159,290	87,817	(3,259)	243,848
Comprehensive income:
Net income			27,828		27,828
Minimum pension liability adjustment				(297)	(297)
Total comprehensive income					27,531

Exercise of stock options		102			102
Tax benefit from employee stock options		16			16
Non-cash compensation on stock units issued		123			123
Deduct:
Dividends on Common Shares			16,000		16,000

Balances at December 31, 2005	122	$159,531	$99,645	$(3,556)	$255,620

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY

STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(in thousands)	2005	2004	2003
Cash Flows From Operating Activities:
Net income	$27,828	$20,911	$13,885
Adjustments for non-cash items:
Depreciation and amortization	20,626	19,871	18,864
Provision for doubtful accounts	522	858	794
Deferred income taxes and investment tax credits	13,144	5,001	2,692
Unrealized (gain) loss on purchased power contracts	(5,445)	136	(638)
Impairment loss on assets removed from ratebase	269	482	—
Non-cash compensation expense on stock units issued	123	799	—
Refund of water right lease revenues, net of taxes	—	(579)	3,660
Other – net	1,001	1,301	871
Changes in assets and liabilities:
Accounts receivable – customers	(2,513)	12	(1,672)
Unbilled revenue	(1,390)	(982)	(424)
Other accounts receivable	(4,171)	7,450	(206)
Materials and supplies	69	(151)	(417)
Prepayments and other assets	453	390	(633)
Regulatory assets - supply cost balancing accounts	(4,425)	4,188	6,590
Other assets	(3,770)	(2,991)	(3,801)
Accounts payable	718	(116)	6,736
Inter-company receivable/payable	(2,162)	2,133	710
Income taxes receivable/payable from/to Parent	6,471	(4,586)	3,831
Other liabilities	4,647	459	(3,478)
Net cash provided	51,995	54,586	47,364

Cash Flows From Investing Activities:
Construction expenditures	(65,153)	(79,899)	(53,614)
Net cash used	(65,153)	(79,899)	(53,614)

Cash Flows From Financing Activities:
Proceeds from issuance of Common Shares	—	35,100	—
Proceeds from stock option exercises	102	—	—
Receipt of advances for and contributions in aid of construction	16,799	14,372	12,255
Refunds on advances for construction	(3,022)	(2,742)	(3,488)
Cash received on financing portion of purchased power contracts	2,681	2,006	1,761
Proceeds from issuance of long-term debt, net of issuance costs	39,849	—	—
Repayments of long-term debt	(265)	(277)	(13,249)
Net change in inter-company borrowings	(20,900)	(13,000)	21,000
Common dividends paid	(16,000)	(15,750)	(15,400)
Net cash provided	19,244	19,709	2,879

Net increase (decrease) in cash and cash equivalents	6,086	(5,604)	(3,371)

Cash and cash equivalents, beginning of year	2,702	8,306	11,677

Cash and cash equivalents, end of year	$8,788	$2,702	$8,306

The accompanying notes are an integral part of these financial statements.

AMERICAN STATES WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Nature of Operations: American States Water Company (“AWR”) is the parent company of Golden State Water Company (“GSWC”), American States Utility Services, Inc. (“ASUS”) (and its subsidiaries, Fort Bliss Water Services Company (“FBWS”), Terrapin Utility Services, Inc. (“TUS”) and Old Dominion Utility Services, Inc. (“ODUS”)), and Chaparral City Water Company (“CCWC”). On September 30, 2005, GSWC changed its name from Southern California Water Company to Golden State Water Company by amendment to its Restated Articles of Incorporation. More than 90% of AWR’s assets consist of the common stock of GSWC. GSWC is a public utility engaged principally in the purchase, production, distribution and sale of water in California serving approximately 253,000 water customers. GSWC also distributes electricity in several California mountain communities serving approximately 23,000 electric customers. The California Public Utilities Commission (“CPUC”) regulates GSWC’s water and electric business, including properties, rates, services, facilities and other matters. CCWC is a public utility regulated by the Arizona Corporation Commission (“ACC”) serving approximately 13,000 customers in the town of Fountain Hills, Arizona and a portion of the City of Scottsdale, Arizona. ASUS performs water related services and operations on a contract basis. On October 1, 2004, ASUS’s wholly-owned subsidiary, FBWS, commenced operation of the water and wastewater systems at Fort Bliss located near El Paso, Texas pursuant to the term of a 50-year contract with the U.S. Government. FBWS holds a certificate of convenience and necessity from the Texas Commission on Environmental Quality (“TCEQ”). There is no direct regulatory oversight by either the CPUC or the ACC of the operation or rates of ASUS’s contracted services or AWR. The consolidated financial statements include the accounts of AWR, GSWC, ASUS, FBWS, TUS, ODUS and CCWC. AWR’s assets, revenues and operations are primarily those of GSWC.

Basis of Presentation: The consolidated financial statements of AWR include the accounts of AWR and its wholly-owned subsidiaries GSWC, ASUS (and its wholly owned subsidiaries, FBWS, TUS and ODUS) and CCWC (collectively referred to as “Registrant” or the “Company”) and are prepared in conformity with accounting principles generally accepted in the United States of America. Inter-company transactions and balances have been eliminated in the AWR consolidated financial statements. The preparation of these financial statements required the use of certain estimates by management in determining Registrant’s assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to current year presentation.

GSWC’s Related Party Transactions: GSWC and other subsidiaries provide and receive various services to and from their parent, AWR, and among themselves. In addition, AWR has an $85 million syndicated credit facility. AWR borrows under this facility and provides funds to its subsidiaries, including GSWC, in support of its operations. Amounts owed to AWR for borrowings under this facility represent the majority of GSWC’s inter-company payables on GSWC’s balance sheets as of December 31, 2005 and 2004. The interest rate charged to GSWC is sufficient to cover AWR’s interest cost under the credit facility. GSWC also allocates certain corporate office administrative and general costs to its affiliates using agreed allocation factors. GSWC’s outstanding common stock is owned entirely by its parent, AWR.

Utility Accounting:  Registrant’s accounting policies conform to accounting principles generally accepted in the United States of America, including the accounting principles for rate-regulated enterprises, which reflect the ratemaking policies of the CPUC, ACC, TCEQ and the Federal Energy Regulatory Commission (FERC). The utility subsidiaries, GSWC and CCWC, have incurred various costs and received various credits reflected as regulatory assets and liabilities. Accounting for such costs and credits as regulatory assets and liabilities is in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 71 “Accounting for the Effects of Certain Types of Regulation”. This Statement sets forth the application of accounting principles generally accepted in the United States of America for those companies whose rates are established by or are subject to approval by an independent third-party regulator. Under SFAS No. 71, rate regulated entities defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that those costs and credits will be recognized in the ratemaking process in a period different from the period in which they would have been reflected in income by an unregulated company. These deferred regulatory assets and liabilities are then reflected in the income statement in the period in which the same amounts are reflected in the rates charged for service. The amounts included as regulatory assets and liabilities that will be collected over a period exceeding one year are classified as long-term assets and liabilities as of December 31, 2005 and 2004.

Note 1 - Summary of Significant Accounting Policies (Continued)

Property and Depreciation: GSWC and CCWC capitalize, as utility plant, the cost of additions, betterments and replacements of retirement units. Such cost includes labor, material and certain indirect charges. Water systems acquired are recorded at estimated original cost of utility plant when first devoted to utility service and the applicable accumulated depreciation is recorded to accumulated depreciation. The difference between the estimated original cost, less accumulated depreciation, and the purchase price is recorded as an acquisition adjustment within utility plant. At December 31, 2005, utility plant includes a net credit acquisition adjustment of $8.7 million, which is generally being amortized over 20 years. Depreciation is computed on the straight-line, remaining-life basis, based on depreciable plant as of the beginning of each year in accordance with Registrant’s ratemaking process. The aggregate provisions for depreciation for GSWC approximated 3.0% for its water distribution unit, and approximately 4.0% for its electric unit for the years 2005, 2004 and 2003. The aggregate provision for depreciation for CCWC was 2.5% for each of the same three years. Expenditures for maintenance and repairs are expensed as incurred.  Replaced or retired property costs are charged to the accumulated provision for depreciation.

Estimated useful lives of Registrant’s utility plant, as authorized by the CPUC, are as follows:

Source of water supply	30 years to 50 years
Pumping	25 years to 40 years
Water treatment	20 years to 35 years
Transmission and distribution	25 years to 55 years
Generation	20 years to 25 years
Other plant	7 years to 40 years

Impairment of Long-Lived Assets: Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Registrant would recognize an impairment loss only if the carrying value amount of a long-lived asset is not recoverable from its undiscounted cash flows. Impairment loss is measured as the excess of the carrying value over the fair market value of the long-lived asset. Management judgment is involved in both deciding if testing for recoverability is necessary and in estimating undiscounted cash flows. During the year ended December 31, 2005, an impairment loss of approximately $269,000 was recorded in “other operating expenses” as a result of the CPUC’s final decision in Region III’s general rate case which disallowed certain capital costs. During the year ended December 31, 2004, a CPUC decision issued on July 8, 2004 directed GSWC to remove certain assets from rate base. An impairment loss of $482,000 associated with these assets removed from rate base was recorded in “other operating expenses” during the year ended December 31, 2004. As of December 31, 2005 and 2004, no other write-downs were required.

Goodwill: At December 31, 2005 and 2004, Registrant had approximately $11.8 million and $11.9 million, respectively, of goodwill included in “Other Property and Investments”. The goodwill represents the difference between the aggregate purchase price and the fair value of CCWC’s net assets acquired in October 2000. Goodwill is reduced on an ongoing basis to reflect the total tax benefit realized from amortizing, for tax purposes, the excess of tax over book goodwill basis in accordance with SFAS No. 109, “Accounting for Income Taxes.”  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is tested for impairment at least annually on December 31 and more frequently if circumstances indicate that it may be impaired. The goodwill impairment model is a two-step process.  First, it requires a comparison of the book value of net assets to the fair value, using the terminal value method, of the related operations that have goodwill assigned to them.  If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment.  In this process, a fair value for goodwill is estimated, based in part on the fair value of the operations used in the first step, and is compared to its carrying value.  The amount by which carrying value exceeds fair value represents the amount of goodwill impairment.  Current year analysis indicated no impairment.

Cash and Cash Equivalents: Cash and cash equivalents include short-term cash investments with an original maturity of three months or less. At times, cash and cash equivalent balances may be in excess of federally insured limits. The Company’s cash and cash equivalents are held with financial institutions with high credit standings.

Note 1 - Summary of Significant Accounting Policies (Continued)

Accounts Receivable:  Accounts receivable is reported on the balance sheet net of any allowance for doubtful accounts. The allowance is based on Registrant’s evaluation of the receivable portfolio under current conditions and review of specific problems and such other factors that, in our judgment, deserve recognition in estimating losses. Other accounts receivable consist of amounts due from third parties (non-customers) for various reasons including amounts due from contractors, amounts due under settlement agreements, and amounts due from the U.S. Government pursuant to awarded contracts to operate and maintain the water and wastewater systems at military bases.

Materials and Supplies: Materials and supplies are stated at the lower of cost or market. Cost is computed using average cost.

Interest: Interest is generally not capitalized for financial reporting purposes as such policy is not followed in Registrant’s ratemaking process. Interest expense is fully recovered through the regulatory process as incurred.

Revenues: GSWC and CCWC record water and electric utility operating revenues when the service is provided to customers. Revenues include amounts billed to customers on a cycle basis based on meter reading for services provided and unbilled revenues representing estimated amounts to be billed for usage from the last meter reading date to the end of the accounting period. Actual usage may vary from this estimate. Flat-rate customers are billed in advance at the beginning of the service period. Revenue is deferred and adjustments are calculated to determine the revenue related to the applicable period. Revenues from non-regulated operations and maintenance agreements are recognized when services have been rendered to companies, municipalities or the U.S. Government under such agreements.

Comprehensive Income:   Accumulated other comprehensive income (“OCI”) is reported as a separate component of shareholders’ equity. OCI includes an adjustment to the minimum pension liability in accordance with SFAS No. 87 “Employers’ Accounting for Pensions”. This item is separately reported on the Consolidated Statement of Changes in Common Shareholders’ Equity. The accounting rules do not require that changes in the additional minimum pension liability adjustment be recorded in current period earnings, but rather they are recorded directly to equity through OCI. Expense recognition under the pension accounting rules is based upon long-term trends over the expected life of Registrant’s workforce. The charge to OCI would be restored through shareholders’ equity in future periods to the extent the fair market value of the plan assets exceed the accumulated benefit obligation.

Earnings Per Share: In March 2004, the Emerging Issues Task Force (“EITF”) issued EITF No. 03-06, “Participating Securities and the Two-Class Method under FASB Statement No. 128”. EITF No. 03-06 was effective in the second quarter of 2004 and provided new accounting guidance for the effect of participating securities on earnings per share (“EPS”) calculations and the use of the “two-class” method. The new guidance requires the use of the “two-class” method of computing EPS for companies with participating securities. The “two-class” method is an earnings allocations formula that determines EPS for each class of common stock and participating security. Registrant has participating securities related to stock option and stock units that earn dividend equivalents on an equal basis with Common Shares. Registrant determined that the effect on 2004 and 2003 was immaterial.

Basic EPS is computed, utilizing the “two-class” method, by dividing net income available for the common shareholders by the weighted-average number of Common Shares outstanding. Net income available for common shareholders excluding earnings available and allocated to participating securities, was $26,468,000, $18,541,000, and $11,892,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

                Diluted EPS is based upon the weighted average number of Common Shares including both outstand shares and shares potentially issuable in connection with stock options and stock units granted under Registrant’s 2000 Stock Incentive Plan and the 2003 Non-Employee Directors Stock Plan, and net income.  At December 31, 2005 and 2004 there were 684,304 and 501,745 options outstanding, respectively, under these Plans.  At December 31, 2005 and 2004, there were also approximately 31,200 and 32,400 stock units outstanding, respectively, pursuant to the 2003 Non-Employee Directors Stock Plan.  Outstanding stock options and stock unit awards, which may include those issues for dividend equivalent rights, issued by the Registrant represent the only dilutive effect reflected in diluted weighted average shares outstanding.  For the year ended December 31, 2005, only stock options that do not have a participating right and were “in-the-money” are included in the calculation of diluted shares, and net income used in calculating diluted EPS represents the proportionate amount available for common shareholders.

Note 1 - Summary of Significant Accounting Policies (Continued)

Debt Issuance Costs and Redemption Premiums: Original debt issuance costs are capitalized and amortized over the lives of the respective issues. Premiums paid on the early redemption of debt, which is reacquired through refunding, are deferred and amortized over the life of the debt issued to finance the refunding as Registrant receives recovery of these costs in rates.

Other Credits and Liabilities: For GSWC, advances for construction represent amounts advanced by developers for the cost to construct water mains in order to extend water service to their properties. Advances are generally refundable at rates ranging from 10% to 22% of the revenue received from the installations for which funds were advanced or in equal annual installments over periods of time ranging from 10 to 40-year periods. In certain instances, GSWC makes refunds on these advances over a specific period of time based on operating revenues related to the main or as new customers are connected to a take service from the main. After all refunds are made, any remaining balance is transferred to contributions-in-aid of constructions. Contributions-in-aid of construction are similar to advances, but require no refunding and are amortized over the useful lives of the related property. For CCWC, advances for construction represent amounts advanced by developers which are refundable over 10 to 20 years. Refund amounts under the contracts are based on annual revenues from the extensions.

Derivative Instrument: Registrant has certain block-forward purchase power contracts that are subject to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS Nos. 138 and 149. A derivative financial instrument or other contract derives its value from another investment or designated benchmark. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, and to measure those instruments at their fair value. Certain of these contracts qualify as an exception provided under the Statement for activities that are considered normal purchases and normal sales. These contracts are reflected in the statements of income at the time of contract settlement.

During 2002, GSWC entered into block-forward power purchase contracts that qualified as derivative instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS Nos. 138 and 149. Contracts with Pinnacle West Capital Corporation (“PWCC”) became effective in November 2002 and do not qualify for designation as normal purchases and normal sales. Settlement of the contracts with PWCC occurs on a cash or net basis through 2006 and by physical delivery through 2008.

On a monthly basis, the related asset or liability on these contracts is adjusted to reflect the fair market value at the end of the month. As this contract moves forward in time and is settled, the realized gains or losses are recorded in power purchased for resale, and the unrealized gains or losses are reversed. The market prices used to determine the fair value for this derivative instrument were estimated based on independent sources such as broker quotes and publications. GSWC has recognized these contracts at fair market value on its balance sheets resulting in a cumulative unrealized gain of $3.4 million as of December 31, 2005 since the inception of the contracts. A pretax unrealized gain (loss) of $5,445,000, ($136,000) and $638,000 was recognized for the years ended December 31, 2005, 2004 and 2003, respectively. The increase in the unrealized gain in 2005 resulted from increases in energy prices.

In addition, the financing element of the PWCC contract has been included in cash flows from financing activities in the Statement of Cash Flows in accordance with SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. For the years ended December 31, 2005, 2004 and 2003, Registrant has reflected in its Statement of Cash Flows approximately $2.7 million, $2.0 million and $1.8 million, respectively, related to the financing portion of the purchased power contracts with PWCC.

Under the terms of its power purchase contracts with Mirant Americas Energy Marketing, LP (“Mirant Marketing”) and PWCC, GSWC is required to post security, at the request of the seller, if GSWC is in default under the terms of the contract and the future value of the contract is greater than the future value of contracts of a similar term on the date of default. GSWC will be in default under the terms of these contracts if its debt is rated less than BBB- by Standard & Poor’s Ratings Service (“S&P”) or Fitch, Inc. (“Fitch”) or less than Baa3 by Moody’s Investor Services, Inc (“Moody’s”). GSWC currently has a rating of A- by S&P and A2 by Moody’s. Fitch does not rate GSWC.

Except as discussed above, Registrant has no other derivative financial instruments, financial instruments with off-balance sheet risk or financial instruments with concentrations of credit risk.

Note 1 - Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments: For cash and cash equivalents, accounts receivable, accounts payable and short-term debt, the carrying amount is assumed to approximate fair value due to the short-term nature of the amounts. The table below estimates the fair value of long-term debt held by Registrant. Rates available to Registrant at December 31, 2005 and 2004 for debt with similar terms and remaining maturities were used to estimate fair value for long-term debt. Changes in the assumptions will produce differing results.

	2005		2004
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt–GSWC	$261,835	$301,447	$221,979	$275,488
Long-term debt-CCWC	7,205	6,883	7,803	7,808
Total AWR	$269,040	$308,330	$229,782	$283,296

Stock Options: Registrant has a Stock Incentive Plan and a Non-Employee Directors Stock Plan, which is described more fully in Note 10. Registrant applies Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees”, in accounting for its stock options which uses the intrinsic value method. Accordingly, no compensation expense for the Plans has been recognized for options granted at fair value at the date of grant. Registrant has also adopted the “disclosure-only” requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”. If Registrant had elected to adopt the optional recognition provisions of SFAS No. 123 for its stock options, net income and earnings per share would have been changed to the pro forma amounts indicated below.

(dollars in thousands except EPS)	2005	2004	2003

Net income, as reported	$26,766	$18,541	$11,892

Add: Stock-based compensation expense included in reported net income, net of tax	72	479	—
Less: Stock-based compensation expense determined under the fair-value accounting method, net of tax	(694)	(934)	(288)

Pro forma	$26,144	$18,086	$11,604

Basic earnings per share:
As reported	$1.58	$1.19	$0.78
Pro forma	$1.54	$1.16	$0.76
Diluted earnings per share:
As reported	$1.57	$1.18	$0.78
Pro forma	$1.54	$1.15	$0.76

See “New Accounting Pronouncements – Statement of Financial Accounting Standards No. 123R below for further discussion.

Note 1 - Summary of Significant Accounting Policies (Continued)

New Accounting Pronouncements:

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and (or) method of settlement.  This interpretation was effective December 31, 2005. Registrant evaluated the requirements of Interpretation No. 47 and concluded that the implementation of this interpretation did not have any impact on the Registrant’s results of operations, financial condition or cash flows. In addition, since Registrant follows accounting principles for rate-regulated enterprises and receives recovery of these costs through rates, any impact on the implementation of this interpretation at GSWC would not have affected earnings.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,”). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on fair values. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. In April 2005, the Securities and Exchange Commission deferred the adoption date of SFAS No. 123R to January 1, 2006 for calendar year companies. Registrant will implement the new standard effective January 1, 2006 by applying the modified prospective transition method.

Note 2 – Regulatory Matters

In accordance with accounting principles for rate-regulated enterprises, Registrant records regulatory assets, which represent probable future revenue associated with certain costs that will be recovered from customers through the ratemaking process, and regulatory liabilities, which represent probable future reductions in revenue associated with amounts that are to be credited to customers through the ratemaking process. At December 31, 2005, Registrant had $29.0 million of regulatory assets not accruing carrying costs. Of this amount, $21.1 million relates to the regulatory asset for costs deferred on the Aerojet matter disclosed below as a “non-yielding” regulatory asset. In addition, other regulatory assets not accruing carrying costs include a deferred income tax balance of $6.9 million representing accelerated tax benefits previously flowed-through to ratepayers, which will be included in rates concurrently with recognition of the associated tax expense. Finally, there are other expenses that Registrant recovers in rates over a short period that do not provide for recovery of carrying costs. At December 31, 2005, $1.0 million was recorded as other regulatory assets for such expenses to be recovered.

Regulatory assets, less regulatory liabilities, included in the consolidated balance sheets are as follows:

	As of December 31,
(In thousands)	2005	2004
GSWC
Supply cost balancing accounts	$19,624	$23,537
Supply cost memorandum accounts net under/(over)-collections	3,151	(1,818)
Costs deferred for future recovery on Aerojet case	21,109	15,347
Flow-through taxes, net (Note 8)	6,939	7,733
Electric transmission line abandonment costs	3,428	3,546
Asset retirement obligations	2,928	3,038
Low income balancing accounts	2,846	2,134
General rate case memorandum accounts	209	2,168
Refund of water right lease revenues	(6,474)	(5,889)
Revenues subject to refund	—	(3,487)
Other regulatory assets	1,245	1,842
Total GSWC	$55,005	$48,151
CCWC
Asset retirement obligations	$44	$41
Other regulatory assets/(liabilities)	(494)	144
Total AWR	$54,555	$48,336

Note 2 – Regulatory Matters (Continued)

Supply Cost Balancing and Memorandum Accounts:

Electric Supply Cost Balancing Account – Electric power costs incurred by GSWC’s Bear Valley Electric division continue to be charged to its electric supply cost balancing account. The under-collection in the electric supply cost balancing account is $21.0 million at December 31, 2005.

The CPUC has authorized GSWC to collect a surcharge from its customers of 2.2¢ per kilowatt hour through August 2011, to enable GSWC to recover an under-collection of approximately $23.1 million at the end of 2001 which had been incurred during the energy crisis in late 2000 and 2001. GSWC sold 135,165,573, 137,857,398 and 132,849,639 kilowatt hours of electricity to its Bear Valley Electric division customers for the years ended December 31, 2005, 2004 and 2003, respectively. As a result, the supply cost balancing account was reduced by $2.8 million, $2.9 million and $2.8 million for the years ended December 31, 2005, 2004 and 2003, respectively. Approximately, $11 million of the under-collection incurred during the energy crisis in late 2000 and 2001 has been recovered through this surcharge. GSWC anticipates the surcharge based on electricity sales to be sufficient for it to recover the amount of the under-collected balance incurred during the energy crisis by August 2011.

GSWC records both purchased energy and power system delivery costs in the supply cost balancing account. By terms of the settlement with the CPUC, the purchased energy costs that are recorded in the supply cost balancing account are subject to a price cap. GSWC is allowed to include only up to a weighted annual energy purchase cost of $77 per MWh each year through August 2011 in its electric supply cost balancing account for purchased energy costs. To the extent that the actual weighted average annual cost for power purchased exceeds the $77 per MWh amount, GSWC will not be able to include these amounts in its balancing account and such amounts will be expensed. During the years ended December 31, 2004 and 2003, GSWC expensed approximately $195,000 and $240,000, respectively, for costs over $77 per MWh. There was no expense over the $77 per MWh cap in 2005 because of increases in GSWC’s sales of surplus energy into spot market in 2005, compared to net sales of surplus in 2004. The incoming power system delivery costs are not subject to any price caps.

The ability of GSWC to deliver purchased power to customers in its Bear Valley Electric service area is limited by the ability of the transmission facilities owned by Southern California Edison Company (“Edison”) to transmit this power. GSWC filed a lawsuit against Edison in 2000 for breach of contract as a result of delays in upgrading these transmission facilities as well as for other reasons. In March 2004, GSWC and Edison agreed to settle this suit. Under the terms of the settlement agreement, GSWC agreed to pay a $5 million project abandonment fee to Edison. Edison filed an application with the FERC for approval to treat the entire $5 million settlement payment as an abandoned project cost to be included in Edison’s wholesale tariff charged to GSWC.

GSWC made an initial lump sum payment of $1.4 million to Edison during the first quarter of 2004 and agreed to pay Edison the remaining $3.6 million over a 15 year term through 180 equal monthly payments of $38,137 to be included in Edison’s monthly tariff. The $1.4 million lump sum payment was recorded as a regulatory asset (electric transmission line abandonment costs) pending FERC approval of Edison’s application. FERC approved Edison’s application in August 2004 and as a result, GSWC transferred the $1.4 million lump sum payment to the electric supply cost balancing account. In addition, monthly payments of $38,137 per month, totaling $457,644 and $228,822 made to Edison during the years ended December 31, 2005 and 2004, respectively, have also been included in the electric supply cost balancing account. Management believes that it is probable that the CPUC will permit GSWC to recover the rates authorized by and on file with FERC in connection with the Edison settlement.

Water Supply Cost Memorandum/Balancing Accounts - In a CPUC decision issued on June 19, 2003 related to memorandum supply cost accounts, all water utilities regulated by the CPUC are required to seek review of under- and over- collections by filing an advice letter annually. Upon approval by the CPUC, the memorandum accounts are transferred to water supply cost balancing accounts. GSWC filed advice letters in 2004 and 2005 with respect to its cumulative net over-collection for Regions I and II for the period from November 29, 2001 to December 31, 2004, which has been recorded as a regulatory liability. In June 2005, the CPUC approved these advice letters, as filed, for the 2001, 2002 and 2003 years and, as a result, a $1.4 million over-collection was transferred to the supply cost balancing accounts. The advice letters for the 2004 year totaling $4.2 million net over-collection were approved by the CPUC in August of 2005. The $4.2 million net over-collection includes approximately $3.5 million of the net proceeds received from potentially responsible parties in the Charnock Groundwater Basin, which was recorded as a regulatory liability (see “Revenues Subject to Refund” discussed below). The amount was transferred to the supply cost balancing accounts in August 2005. There was no impact to earnings as these over-collections had been recorded as regulatory liabilities in prior years.

GSWC also filed advice letters with the CPUC for review of the activity in the Region III memorandum supply cost account for the period from November 29, 2001 to December 31, 2004 totaling a cumulative $4.2 million under-collection. A regulatory asset with respect to this under-collection was not recorded pending receipt of a CPUC decision authorizing the recovery of the under-collection. In June 2005, the CPUC approved the transfer of an approximate $1.3 million under-collection in Region III’s 2004 memorandum supply cost account into the water supply cost balancing account, income of which was recorded in the second quarter of 2005. The advice letters for the 2001-2003 years were approved in October 2005. As a result, GSWC will be allowed to recover an under-collection of $3.0 million recorded in the supply cost memorandum account between November 2001 and December 2003. This resulted in an increase to pretax income of $3.0 million in the fourth quarter of 2005.

Note 2 – Regulatory Matters (Continued)

Furthermore, an approximate $3.1 million net under-collection in all GSWC’s water regions for 2005 was recorded during the fourth quarter of 2005 as a reduction to the provision. This net under-collection in the memorandum accounts for additional supply cost incurred during 2005 is expected to be filed with the CPUC in 2006 or in a general rate case proceeding.

Costs Deferred for Future Recovery:

GSWC sued Aerojet-General Corporation (“Aerojet”) for contaminating the Sacramento County Groundwater Basin, which affected certain GSWC wells. On a related matter, GSWC also filed a lawsuit against the State of California (the “State”). The CPUC authorized memorandum accounts to allow for recovery, from customers, of costs incurred by GSWC in prosecuting the cases against Aerojet and the State, less any recovery from the defendants or others. On October 30, 2003, GSWC, in its Region I abbreviated general rate case, filed for recovery of the cumulative balance of approximately $22 million in its memorandum account. This balance consisted primarily of deferred litigation costs and carrying costs. The filing with the CPUC requested recovery of the balance over a 20-year amortization period.

On July 21, 2005, the CPUC authorized GSWC to collect approximately $21.3 million of the Aerojet litigation memorandum account, through a rate surcharge, which will continue for no longer than 20 years. At the time of the decision, approximately $15.1 million had been recorded as a non-yielding regulatory asset representing primarily the legal costs incurred to date in connection with prosecuting the cases. The difference between the amount filed with the CPUC for recovery in rates and those recorded primarily relate to previously incurred carrying costs for certain capital investments required to restore the water supply. As a result of this decision, GSWC reflected an increase of approximately $6.2 million in its regulatory assets to include previously expensed carrying and other costs and recorded a corresponding pretax gain in its results of operations during the third quarter of 2005. In addition, GSWC was ordered to restore to the appropriate plant accounts those amounts that have been reimbursed by Aerojet pursuant to the settlement. This resulted in GSWC recording an approximate $1.0 million decrease to depreciation expense during the third quarter of 2005.

The following summarizes the impact of this decision on the Statement of Income for the year ended December 31, 2005:

Amount
Increase / (Decrease)
Operating Expenses
Power purchased for resale	$(31,230)
Other operating expenses	(459,415)
Administrative and general expenses	(16,963)
Depreciation and amortization	(992,232)
Total pretax impact to operating expenses	(1,499,840)

Interest Charges
Other interest and amortization of debt expense	(5,691,634)

Total pretax impact to results of operations	$7,191,474
Impact to taxes on income	2,930,238
Total impact to net income	$4,261,236

GSWC will keep the Aerojet memorandum account open until it is fully amortized. However, no costs will be added to the memorandum account, other than cumulative interest charges approved by the decision. It is management’s intention to offset any settlement proceeds from Aerojet that may occur pursuant to the settlement agreement against the balance in the memorandum account. See Note 12-Contingencies for further discussion of the Aerojet matter.

Note 2 – Regulatory Matters (Continued)

Asset Retirement Obligations:

As more fully discussed in Note 3, effective January 1, 2003, Registrant adopted SFAS No. 143, “Accounting for Asset Retirement Obligations”. Because retirement costs have historically been recovered through rates at the time of retirement, upon implementing SFAS No. 143, the cumulative effect was reflected as a regulatory asset. Registrant will also reflect the gain or loss at settlement as a regulatory asset or liability on the balance sheet.

Low Income Balancing Accounts:

This regulatory asset reflects primarily the costs of implementing and administering the California Alternate Rates for Water program in GSWC’s Region II and Region III to date and the California Alternate Rate for Energy program in GSWC’s electric division. These programs mandated by the CPUC provide a 15% discount for qualified low-income water customers and 20% for electric customers. The low income balancing account was established in May 2002 to track all the discounts and costs related to this program for future recovery in rates. The Company anticipates the discounts for low income families will eventually be incorporated in GSWC’s base rates to customers. GSWC accrues interest on its low income balancing accounts at the prevailing rate for 90-day commercial paper. As part of the respective general rate case proceedings, GSWC filed for recovery of Region II’s and III’s low income balancing accounts.

General Rate Case Memorandum Accounts:

Due to delays in the CPUC’s review and processing of the Region I and II general rate case applications, GSWC was authorized to collect interim rates in early 2004, subject to refund. In decisions issued in August 2004, the CPUC authorized new rates effective retroactively to January 1, 2004 for Region I and February 14, 2004 for Region II. GSWC was authorized to file an advice letter, which has been approved by the CPUC, to recover over a period of not less than one year, the difference between the interim rates authorized in January 2004 and February 2004, respectively, and the new rates authorized in the August 2004 decisions. As a result of these decisions, GSWC recorded approximately $2.2 million as a non-yielding regulatory asset with a corresponding increase to revenues during the third quarter of 2004. In January 2005, the CPUC approved the advice letter filing. The decision also changes the revenue requirement related to the adopted rates for the supply cost memorandum account and depreciation expense that were also retroactive to February 14, 2004 for Region II. The net impact of these changes did not have a material effect on Registrant’s earnings. The new rates went into effect in January 2005 and amortization of this regulatory asset began accordingly.

Refund of Water Right Lease Revenues:

In 1994, GSWC entered into a contract to lease to the City of Folsom, 5,000 acre-feet per year of water rights from the American River. GSWC included all associated revenues in a non-operating income account. In a decision issued on March 16, 2004, the CPUC ordered GSWC to refund 70 percent of the total amount of lease revenues received since 1994, plus interest, to customers. Pursuant to the order, GSWC recorded a $6.2 million regulatory liability with a corresponding charge against non-operating income, net of taxes, during the fourth quarter of 2003. A final amount of the refund was approved by the CPUC in June 2004 and GSWC adjusted its estimate to the approved refund amount of $5.2 million. Refunds of approximately $621,000 and $400,400 were provided to customers during the years ended December 31, 2005 and 2004, respectively. The refunds will be made over a 9-year period.

Management disagreed with the CPUC’s decision and filed an application for rehearing of that decision. The CPUC denied GSWC’s application for rehearing in 2004. GSWC next filed a petition for review with the California Supreme Court to hear the matter, which was denied in February of 2005. Subsequently, GSWC filed a petition for review with the Supreme Court of the United States, asking the Court to direct the California Supreme Court to accept GSWC’s petition for review and to order the CPUC to reverse the underlying decision. The U.S. Supreme Court denied the petition for review in October of 2005. With the denial of the petition for review, GSWC has exhausted its appellate process of the original CPUC decision.

Note 2 – Regulatory Matters (Continued)

Pursuant to the order, the apportionment of any lease revenues that GSWC may collect commencing January 2004 was to be determined by a later decision. Pending that later decision and beginning in the first quarter of 2004, all amounts billed to the City of Folsom have been included in a regulatory liability account and no amounts will be recognized as revenue until uncertainties about this matter are resolved with the CPUC. For the years ended December 31, 2005 and 2004, GSWC recorded an additional $1.2 million and $1.1 million in the regulatory liability account, respectively. On February 10, 2006, the CPUC issued two competing proposed decisions on this matter. The first decision would require that all lease revenues since April of 2004, inclusive of the balances in the regulatory liability accounts, be refunded to customers. The alternate decision would require that all lease revenues since April of 2004 inclusive of the balances in the regulatory liability accounts be reinvested in water system infrastructure and included in the rate-base upon which GSWC earns a rate of return. In accordance with California law GSWC would have 8 years in which to reinvest the proceeds. The final disposition of this matter through selection of one of the competing decisions is expected to occur late in the first quarter of 2006 or early in the second quarter of 2006. GSWC cannot predict which of the two competing decisions will be approved by the CPUC.

Revenues Subject to Refund:

In March 2002, GSWC and the City of Santa Monica (“City”) reached a settlement agreement in which GSWC sold its water rights in the Charnock Groundwater Basin (“Basin”) to the City and assigned to the City its rights against all potentially responsible parties (“PRPs”) who stored, transported and dispensed gasoline containing methyl tertiary butyl ether (“MTBE”) in underground storage tanks, pipelines or other related infrastructure in the Basin. The City also indemnified GSWC from related claims.

On July 8, 2004, the CPUC approved the settlement agreement and directed GSWC, among other things, to refund to ratepayers the net proceeds of $3.5 million received from PRPs, which was recorded as a regulatory liability in December 2003 on the basis of a proposed decision by the CPUC. As a result of the approval of the 2004 advice letters for Region’s II memorandum supply cost accounts in August of 2005, which included the $3.5 million received from the PRPs and to be refunded to customers, the regulatory liability was transferred to the supply cost balancing accounts. There was no impact to earnings as this refund had been recorded in prior years.

CCWC Other Regulatory Assets/Liabilities

Fountain Hills Sanitary District (“FHSD”) is a political subdivision of the State of Arizona that provides sanitary sewer service to customers residing within CCWC’s water service area. In connection with its sanitary system, FHSD constructed a recharge system whereby it recharges treated effluent through multiple aquifer storage and recovery wells. In order for FHSD to secure an Aquifer Protection Permit for its recharge system, FHSD requested CCWC to permanently cease using one of its wells. As a possible replacement for this well, FHSD constructed a new well adjacent to the community center (“Community Center Well”). However, this well was not able to produce an equivalent amount of water to CCWC’s well that was taken out of production. Accordingly, in February 2005, CCWC entered into an agreement with FHSD whereby CCWC agreed to permanently remove from service this well and in return CCWC received a settlement fee of $1,520,000 from FHSD. Pursuant to the agreement, CCWC will: (i) permanently remove from service and cap this well, and cap another well which had never been used as a potable source of supply; (ii) relinquish any legal claim or interest that CCWC may otherwise possess in the Community Center Well; and (iii) grant an option to FHSD to acquire one of the wells at a future date at fair market value. The removal of these two wells from service did not have a significant impact on CCWC’s water supply.

For the year ended December 31, 2005, CCWC has recognized a net gain of $760,000 related to this settlement agreement and has established a regulatory liability for the remaining $760,000 pending ACC review of this matter.

Note 3 – Utility Plant

The following table shows Registrant’s utility plant by major class (in thousands):

	GSWC		AWR
	December 31,		December 31,
	2005	2004	2005	2004
Water
Land	$15,837	$14,164	$16,109	$14,435
Source of water supply	52,278	41,415	57,123	44,879
Pumping	109,230	90,109	112,454	91,625
Water treatment	41,122	32,823	49,332	40,465
Transmission and distribution	520,375	479,128	550,923	507,822
General	81,116	77,023	83,530	79,012
	819,958	734,662	869,471	778,238
Electric
Transmission and distribution	42,650	41,310	42,650	41,310
Generation	12,768	11,909	12,768	11,909
General	5,968	5,448	5,968	5,448
	61,386	58,667	61,386	58,667

Less – accumulated depreciation	(246,649)	(229,664)	(259,915)	(241,717)

Construction work in progress	38,334	65,136	42,283	68,977

Net utility plant	$673,029	$628,801	$713,225	$664,165

Military Privatization:

On October 1, 2004, FBWS commenced operation of the water and wastewater systems at Fort Bliss pursuant to the terms of the 50-year contract with the U.S. Government. Title of the water and wastewater assets passed to FBWS effective October 1, 2004 with a purchase price of approximately $95 million for the water and wastewater systems.

Under the economics of the arrangement with the U.S. Government, FBWS should recover 100% of its investment in the assets under the 50-year service contract. A capital investment recovery charge in an amount equal to the payments due under the purchase obligation is paid to FBWS by the U.S. Government as a result of the purchase of the systems. Accordingly, Registrant recorded the purchase price obligation of $95 million as a liability offset with a receivable of the same amount, therefore, not impacting Registrant’s financial position. The amounts charged by FBWS for water and wastewater services at Fort Bliss will be based upon the terms of the 50-year contract between FBWS and the U.S. Government. Under the terms of this agreement, FBWS has agreed to own, operate and maintain the water and wastewater systems at Fort Bliss for a net fixed price of $181,206 for operation and maintenance, and $147,146 for renewals and replacements per month for a period of two years. Prices will be re-determined at the end of the two year period and every three years thereafter. In addition, prices may be equitably adjusted for changes in law and other circumstances. The fixed price for operation and maintenance is recorded in revenues on a monthly basis as the services are performed. The amount received for renewals and replacements are initially recorded as advances included in “other liabilities” until capital projects are completed. FBWS has recorded $2,308,000 and $544,000 in revenues for the years ended December 31, 2005 and 2004, respectively, and $2,207,000 and $441,000 of advances as of December 31, 2005 and 2004, respectively.

Note 3 – Utility Plant (Continued)

The contract may be terminated, in whole or in part, prior to the end of the 50-year term for convenience of the U.S. Government or as a result of default or nonperformance by FBWS. In either event, ASUS should be entitled to recover the remaining amount of its capital investment pursuant to the terms of a termination settlement which would be executed by ASUS and the U.S. Government at the time of termination.

ASUS entered into agreements to operate and maintain the water and wastewater systems at Andrews Air Force Base in Maryland, dated September 30, 2005, and Fort Story, Fort Eustis, Fort Monroe and the wastewater system at Fort Lee, in Virginia, dated September 28, 2005. Under the terms of these agreements, the aggregate amount of these contracts is estimated at more than $238 million over a 50-year period and is subject to periodic price re-determination adjustments and modifications for changes in circumstances. TUS in Maryland and ODUS in Virginia, wholly-owned subsidiaries of ASUS, will furnish all necessary labor, management, supervision, permits, equipment, supplies, materials, transportation and any other incidentals for the complete operation, maintenance, repair, upgrades and improvements to the utility systems following the expiration of a transition period. TUS will also undertake certain capital projects at Andrews Air Force Base during the transition period. ASUS took over the operation and maintenance of the water and wastewater systems at Andrews Air Force Base on February 1, 2006 and commenced operation of these systems through TUS on that date. ASUS took over the operation and maintenance of the water and wastewater systems at Fort Lee on February 23, 2006 and commenced operation of these systems through ODUS on that date. It is expected that ASUS will take over the operation and maintenance of the water and wastewater systems at Fort Eustis, Fort Monroe and Fort Story on April 3, 2006 through ODUS.

Asset Retirement Obligation:

Effective January 1, 2003, Registrant adopted SFAS No. 143, “Accounting for Asset Retirement Obligations”, which requires businesses to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Registrant’s legal obligations for retirement reflect principally the retirement of wells, which by law need to be destroyed and filled at the time of removal. As such, the regulated subsidiaries of AWR incur asset retirement obligations. Retirement costs have historically been recovered through rates at the time of retirement. Accordingly, at implementation of SFAS No. 143, the cumulative effect was reflected as a regulatory asset. Registrant will also reflect the gain or loss at settlement as a regulatory asset or liability on the balance sheet. With regards to removal costs associated with certain other long-lived assets, such as water mains, distribution and transmission assets, asset retirement obligations have not been recognized as these assets either have indefinite lives or there is no legal obligation to retire the asset.

Upon adoption of SFAS No. 143 on January 1, 2003, Registrant recorded the fair value of the asset retirement obligation of $13.2 million at its net present value of $2.7 million, increased depreciable assets by $0.4 million for asset retirement costs, increased accumulated depreciation by $0.2 million and increased regulatory assets by $2.5 million. Amounts recorded under SFAS No. 143 are subject to various assumptions and determinations, such as determining whether a legal obligation exists to remove assets, and estimating the fair value of the costs of removal, when final removal will occur and the credit-adjusted risk-free interest rates to be utilized on discounting future liabilities. Changes that may arise over time with regard to these assumptions will change amounts recorded in the future. Estimating the fair value of the costs of removal were determined based on third party costs.

Note 3 – Utility Plant (Continued)

The following is a reconciliation of the beginning and ending aggregate carrying amount of the asset retirement obligations (“ARO”) which is included in “Other Credits” on the balance sheets as of December 31, 2005 and 2004:

Asset Retirement Obligation (in thousands):	GSWC	CCWC	Total

Obligation at December 31, 2003	$2,960	$41	$3,001
Additional liabilities incurred in 2004	5	—	5
Liabilities settled in 2004	(64)	—	(64)
Accretion	352	1	353
Obligation at December 31, 2004	$3,253	$42	$3,295
Additional liabilities incurred in 2005	84	—	84
Liabilities settled in 2005	(580)	—	(580)
Accretion	374	4	378
Obligation at December 31, 2005	$3,131	$46	$3,177

As mentioned in Note 1, FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which had no impact on Registrant’s ARO.

Note 4 - Capital Stock

During the 2003 annual meeting of shareholders held on May 20, 2003, shareholders approved the elimination of all references to stated value in Registrant’s Articles of Incorporation. As a result, a reclassification adjustment of $101.6 million was made that eliminated Registrant’s additional paid-in capital in the year ended December 31, 2003.

AWR has a Registration Statement on file with the Securities and Exchange Commission for issuance, from time to time, of up to $72 million in aggregate in Common Shares, Preferred Shares and/or debt securities. In addition to a secondary offer of 1,107,000 shares issued at $26.125 per share in August 2000, AWR issued 1,400,000 shares at $25.26 per share on September 22, 2004 in a registered public offering under this same Registration Statement and received proceeds of $33.4 million, net of underwriter fees and other issuance costs of $2.0 million. The proceeds recorded in Common Shares were reduced by direct issuance costs. Net proceeds from this sale were used to pay down short-term borrowings under AWR’s $75 million syndicated credit facility. On October 12, 2004, the underwriters partially exercised an over-allotment option for an additional 50,000 shares. AWR received proceeds of $1,212,500, which was net of underwriter fees of $50,500 from the issuance of these shares. As of December 31, 2005, $6,452,625 was available for issuance of additional securities under this Registration Statement.

                GSWC’s outstanding common stock is owned entirely by its parents, AWR.  To the extend GSWC does not reimburse AWR for stock-based compensation awarded under various stock compensation plans, such amounts increase the value of GSWC’s common shareholder’s equity. In September 2004, the Board of Directors approved the issuance of 10 additional GSWC Common Shares to AWR for $28.0 million. GSWC used the proceeds to pay down debt owed to AWR. In November 2004, the Board approved the issuance of 2 additional GSWC Common Shares to AWR for $7.1 million.

During the year ended December 31, 2005, Registrant issued 32,365 and 3,220 Common Shares under the Registrant’s Common Share Purchase and Dividend Reinvestment Plan (DRP) and the 401(k) Plan, respectively. There are 629,157 and 325,000 Common Shares authorized for issuance directly by AWR but unissued under the DRP and the 401(k) Plan at December 31, 2005. Shares reserved for the 401(k) Plan are in relation to AWR’s matching contributions and for investment purposes by participants. During the year ended December 31, 2004, Registrant issued 45,262 and 44,588 Common Shares under the Registrant’s DRP and 401(k) Plan, respectively. During the year ended December 31, 2003, Registrant issued 14,295 and 14,735 Common Shares under the Registrant’s DRP and 401(k) Plan, respectively. In addition, during the year ended December 31, 2005 Registrant repurchased in the open market 26,554 and 62,015 Common Shares, respectively, under the Registrant’s DRP and 401(k) Plan, which were used to satisfy the stock delivery requirements of these plans.

In 1998, the Board of Directors adopted a Shareholder Rights Plan (Rights Plan) and authorized a dividend distribution of one right (a Right) to purchase 1/1,000th of Junior Participating Preferred Share for each outstanding Common Share. The Rights Plan became effective in September 1998 and will expire in September 2008. The Rights Plan is designed to provide shareholders’ protection and to maximize shareholder value by encouraging a prospective acquirer to negotiate with the Board of Directors. Each Right represents a right to purchase 1/1000th of Junior Participating Preferred Share at the price of $120, subject to adjustment (the Purchase Price). Each Junior Participating Preferred Share is entitled to receive a dividend equal to 1,000 times any dividend paid on each Common Share and 100 votes per share in any shareholder election. The Rights become exercisable upon occurrence of a Distribution Date event. A Distribution Date event occurs if (i) any person accumulates 15% of the then outstanding Common Shares, (ii) any person presents a tender offer which caused the person’s ownership level to exceed 15% and the Board determines the tender offer not to be fair to AWR’s shareholders, or (iii) the Board determines that a shareholder maintaining a 15% interest in the Common Shares could have an adverse impact on AWR or could attempt to pressure AWR to repurchase the holder’s shares at a premium.

Note 4 - Capital Stock (Continued)

Until the occurrence of a Distribution Date, each Right trades with the Common Share and is not separately transferable. When a Distribution Date occurs, AWR would distribute separately Rights Certificates to Common Shareholders. The Rights would subsequently trade separately from the Common Shares and each holder of a Right, other than the acquiring person whose Rights will thereafter be void, will have the right to receive upon exercise at its then current Purchase Price that number of Common Shares having a market value of two times the Purchase Price of the Right. If AWR merges into the acquiring person or enters into any transaction that unfairly favors the acquiring person or disfavors AWR’s other shareholders, the Right becomes a right to purchase Common Shares of the acquiring person having a market value of two times the Purchase Price.

The Board of Directors may determine that, in certain circumstances, a proposal, which would cause a distribution of the Rights, is in the best interest of AWR’s shareholders. Therefore, the Board of Directors may, at its option, redeem the Rights at a redemption price of $0.01 per Right.

Note 5 – Dividend Limitations

On January 31, 2006, AWR declared a regular quarterly dividend of $0.225 per Common Share. The dividend, totaling approximately $3.8 million, was paid on March 1, 2006 to common shareholders of record at the close of business on February 10, 2006. In 2005, 2004 and 2003, AWR paid quarterly dividends to the shareholders, totaling approximately $15.1 million or $0.900 per share, $13.9 million or $0.888 per share, and $13.4 million or $0.884 per share, respectively. AWR’s ability to pay cash dividends on its Common Shares outstanding depends primarily upon cash flows from its GSWC subsidiary.

GSWC is subject to contractual restrictions on its ability to pay dividends. GSWC’s maximum ability to pay dividends is restricted by certain Note Agreements to the sum of $21 million plus 100% of consolidated net income from various dates plus the aggregate net cash proceeds received from capital stock offerings or other instruments convertible into capital stock from various dates. Under the most restrictive of the Note Agreements, $206.9 million was available to pay dividends to AWR as of December 31, 2005. GSWC is also prohibited from paying dividends if, after giving effect to the dividend, its total indebtedness to capitalization ratio (as defined) would be more than .6667 to 1. Dividends in the amount of $16,000,000, $15,750,000 and $15,400,000 were paid to AWR by GSWC in 2005, 2004 and 2003, respectively.

The ability of AWR, ASUS and GSWC to pay dividends is also restricted by California law. Under restrictions of the California tests, approximately $101.1 million of retained earnings for AWR was available to pay dividends to common shareholders at December 31, 2005. Approximately $99.6 million was available from the retained earnings of GSWC to pay dividends to AWR. At December 31, 2005, ASUS was not allowed to pay dividends to AWR under the California tests.

CCWC is subject to contractual restrictions on its ability to pay dividends. CCWC’s maximum ability to distribute dividends is limited to the maintenance of no more than 55% debt in the capital structure for the quarter immediately preceding the distribution. The ability of CCWC to pay dividends is also restricted by Arizona law. Under restrictions of the Arizona tests, approximately $6.1 million was available to pay dividends to AWR at December 31, 2005. There were no dividends distributed from CCWC to AWR in 2005, 2004 or 2003.

Note 6 - Bank Debt

In June 2002, AWR established a $75 million syndicated credit facility that expired on June 5, 2005. In June 2005, AWR amended and restated its credit agreement which increased its borrowing limit under this facility to $85 million and extended the maturity date to June 2010. Under the terms of this facility, either AWR or GSWC may obtain letters of credit for up to an aggregate of $20 million. GSWC has obtained letters of credit, in the aggregate amount of $11,181,000, including (1) a letter of credit with a fee of 0.75%, which expires June 5, 2008, in the amount of $6,296,000 to a trustee with respect to the variable rate obligation issued by the Three Valleys Municipal Water District, (2) a letter of credit with an annual fee of 0.75%, which expires June 1, 2006, in the amount of $700,000 as security for the deductible in the Company’s business automobile insurance policy, (3) a letter of credit with a fee of 0.75%, which expires October 5, 2008 in an amount of $585,000 as security for the purchase of power, and (4) an irrevocable letter of credit in the amount of $3,600,000, which expires October 5, 2008, pursuant to a settlement agreement with Edison to cover Registrant’s commitment to pay the settlement amount. There were no compensating balances required. Loans can be obtained at the option of Registrant and bear interest at rates based on credit ratings and Euro rate margins. At December 31, 2005, $27 million was outstanding under this facility, $9.9 million of which was used to fund AWR’s activities, none of which was used to fund GSWC’s operations, $15.1 million was used to fund ASUS activities and $2.0 million was used to fund CCWC activities.

Note 6 - Bank Debt (Continued)

Registrant’s short-term borrowing activities (excluding letters of credit) for the last three years were as follows:

	December 31,
(in thousands, except percent)	2005	2004	2003
Balance Outstanding at December 31,	$27,000	$45,000	$56,000
Interest Rate at December 31,	5.13%	3.16%	1.78%
Average Amount Outstanding	$43,468	$48,148	$34,638
Weighted Average Annual Interest Rate	4.04%	2.09%	1.84%
Maximum Amount Outstanding	$60,000	$60,000	$56,000

Note 7 – Long-Term Debt

Registrant’s long-term debt consists primarily of Notes and Debentures. The Company summarizes its long-term debt in the Statements of Capitalization. GSWC has no mortgage debt, and leases and other similar financial arrangements are not material. On October 11, 2005, CoBank, ACB (“CoBank”), purchased a 5.87% Senior Note due December 20, 2028 (the “Note”) in the aggregate principal amount of $40,000,000 from GSWC.

Redemption of certain long-term debt issues outstanding as of December 31, 2005 and 2004 can be made in whole or in part at the option of GSWC subject to redemption schedules embedded in the agreements particular to each issue. With the exception of the 9.56% Notes and the Senior Note issued to Co-Bank, the redemption premiums in effect for 2005 and 2004 range up to 6.3% of par value. The 9.56% Notes are subject to a make-whole premium based on 55 basis points above the applicable Treasury Yield if redeemed prior to 2021. After 2021, the maximum redemption premium is 3% of par value. The 5.87% Senior Note is subject to a make-whole premium based on the difference between Co-Bank’s cost of funds on the date of purchase and Co-Bank’s cost of funds on the date of redemption, plus 0.5%.

CCWC has long-term Industrial Development Authority Bonds (IDA Bonds) and a repayment contract due in 2006. Substantially all of the utility plant of CCWC is pledged as collateral for its IDA Bonds. The Bond Agreement, among other things, (i) requires CCWC to maintain certain financial ratios, (ii) restricts CCWC’s ability to incur additional debt, make liens, sell, lease or dispose of assets, merge with another corporation, and pay dividends, and (iii) requires CCWC to establish a debt service reserve fund held in trust for future payments, which totaled $657,028 and $655,017 as of December 31, 2005 and 2004, respectively.

AWR - Annual maturities of all long-term debt, including capitalized leases, amount to approximately $635,000, $594,000, $610,000, $638,000, $679,000 and $265,884,000 for the five years ending December 31, 2006 through 2010 and thereafter, respectively.

GSWC - Annual maturities of all long-term debt, including capitalized leases, amount to approximately $295,000, $314,000, $310,000, $328,000, $349,000 and $260,239,000 for the five years ending December 31, 2006 through 2010 and thereafter, respectively.

Note 8 - Taxes on Income

Registrant provides deferred income taxes for temporary differences under SFAS No. 109, “Accounting for Income Taxes,” for certain transactions which are recognized for income tax purposes in a period different from that in which they are reported in the financial statements. The most significant items are the tax effects of accelerated depreciation, the supply cost balancing accounts, and advances for, and contributions-in-aid-of-, construction. SFAS No. 109 also requires that rate-regulated enterprises record deferred income taxes for temporary differences given flow-through treatment at the direction of a regulatory commission. The resulting deferred tax assets and liabilities are recorded at the expected cash flow to be reflected in future rates. Given that the CPUC has consistently permitted the recovery of flowed-through tax effects, GSWC has established regulatory liabilities and assets offsetting such deferred tax assets and liabilities (Note 2). Deferred investment tax credits are amortized ratably to the nonoperating deferred tax provision over the lives of the property giving rise to the credits.

GSWC is included in AWR’s consolidated federal income tax and combined state franchise tax returns. GSWC’s federal tax liability is computed as if it filed a separate return, and its state tax liability is computed in a manner consistent with its adopted method for regulatory purposes, which is computed separately from AWR and its subsidiaries.

As a regulated utility, GSWC treats certain temporary differences as flow-through adjustments in computing its income tax provision consistent with the income tax approach approved by the CPUC for ratemaking purposes.  Flow-through adjustments increase or decrease tax expense in one period, with an offsetting increase or decrease occurring in another period.  Giving effect to these temporary differences as flow-through adjustments typically results in a greater variance between the effective tax rate (“ETR”) and the statutory federal income tax rate in any given period than would otherwise exist if GSWC were not required to account for its income taxes as a regulated enterprise. During the second quarter of 2005, the recognition of the federal benefit of state taxes was adjusted to conform to the flow-through method reflected in the tax calculation for ratemaking purposes, which partially defers the recognition of the benefit to the subsequent tax year.  This resulted in additional income taxes of approximately $1.4 million for the year ended December 31, 2005.

The significant components of the deferred tax assets and liabilities as reflected in the balance sheets at December 31, 2005 and 2004 were:

	AWR		GSWC
	December 31,		December 31,
(dollars in thousands)	2005	2004	2005	2004
Deferred tax assets:
Regulatory-liability-related: ITC and excess deferred taxes	$1,991	$2,039	$1,991	$2,039
Regulatory-liability-related: California Corporation Franchise Tax	2,367	—	2,367	—
Accrued regulatory liabilities	2,638	3,821	2,638	3,821
Unrealized loss	—	826	—	826
Contributions and advances	10,075	10,114	10,039	10,103
Other nonproperty related	1,092	—	2,463	—
California Corporation Franchise Tax	—	1,294	—	1,452
	$18,163	$18,094	$19,498	$18,241
Deferred tax liabilities:
Fixed assets	$(56,588)	$(50,981)	$(53,836)	$(48,724)
Regulatory-asset-related: depreciation and other	(11,297)	(9,773)	(11,297)	(9,773)
California Corporation Franchise Tax	(394)	—	(281)	—
Other property related	(569)	(287)	(591)	(562)
Unrealized gain	(1,392)	—	(1,392)	—
Other nonproperty related	—	(1,149)	—	(53)
Balancing and memorandum accounts	(10,703)	(9,837)	(10,703)	(9,837)
Deferred charges	(5,283)	(3,181)	(5,283)	(3,181)
	(86,226)	(75,208)	(83,383)	(72,130)
Accumulated deferred income taxes – net	$(68,063)	$(57,114)	$(63,885)	$(53,889)

Note 8 - Taxes on Income (Continued)

The current and deferred components of income tax expense were as follows:

	AWR
	Year Ended December 31,
(dollars in thousands)	2005	2004	2003
Current
Federal	$4,935	$3,971	$3,285
State	2,626	3,623	2,785
Total current tax expense	$7,561	$7,594	$6,070

Deferred
Federal	$13,100	$7,196	$2,395
State	1,079	(1,325)	(1,713)
Total deferred tax expense	14,179	5,871	682
Total income tax expense	$21,740	$13,465	$6,752

Income taxes included in operating expenses	$21,945	$13,390	$9,167
Income taxes included in other income and expenses	(205)	75	(2,415)
Total income tax expense	$21,740	$13,465	$6,752

	GSWC
	Year Ended December 31,
(dollars in thousands)	2005	2004	2003
Current
Federal	$6,349	$6,000	$4,846
State	3,080	4,135	3,225
Total current tax expense	$9,429	10,135	8,071

Deferred
Federal	$12,153	$6,482	$1,976
State	991	(1,061)	(1,798)
Total deferred tax expense	13,144	5,421	178

Total income tax expense	$22,573	$15,556	$8,249

Income taxes included in operating expenses	$22,798	$15,492	$10,674
Income taxes included in other income and expenses	(225)	64	(2,425)
Total income tax expense	$22,573	$15,556	$8,249

The reconciliations of the effective tax rates to the federal statutory rate are as follows:

	AWR
	Year Ended December 31,
(dollars in thousands, except percent)	2005	2004	2003

Federal taxes on pretax income at statutory rate	$16,977	$11,202	$6,525
Increase (decrease) in taxes resulting from:
State income tax, net of federal benefit	3,805	1,506	1,000
Flow through on fixed assets	412	322	(94)
Investment tax credit	(91)	(91)	(91)
Other – net	637	526	(588)
Total income tax expense	$21,740	$13,465	$6,752
Pretax income	$48,507	$32,005	$18,644
Effective income tax rate	44.8%	42.1%	36.2%

Note 8 - Taxes on Income (Continued)

	GSWC
	Year Ended December 31,
(dollars in thousands, except percent)	2005	2004	2003

Federal taxes on pretax income at statutory rate	$17,640	$12,763	$7,747
Increase (decrease) in taxes resulting from:
State income tax, net of federal benefit	4,048	2,020	1,299
Flow through on fixed assets	412	322	(94)
Investment tax credit	(91)	(91)	(91)
Other – net	563	542	(612)
Total income tax expense	$22,572	$15,556	$8,249
Pretax income	$50,401	$36,467	$22,134
Effective income tax rate	44.8%	42.7%	37.3%

In October 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law and provides a new federal income tax deduction from qualified U.S. production activities, which is being phased in from 2005 through 2010. Under the Act, qualified production activities include Registrant’s production of electricity and potable water. In December 2004, the FASB issued FASB Staff Position No. 109-1 and proposed that the deduction should be accounted for as a “special deduction” in accordance with SFAS No. 109. As such, the special deduction had no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of the deduction is to be reported in the period in which the deduction is claimed on Registrant’s tax return. During the first quarter of fiscal 2005, Registrant completed its initial evaluation of the provisions of the Act. The amount of the benefit recorded for the year ended December 31, 2005 was $70,000.

Note 9 - Employee Benefit Plans

Pension and Postretirement Medical Plans:

Registrant maintains a pension plan (the “Plan”) that provides eligible employees (those aged 21 and older, with at least one year of service) monthly benefits upon retirement based on average salaries and length of service. The eligibility requirement to begin receiving these benefits is 5 years of vesting service. The normal retirement benefit is equal to 2% of the five highest consecutive years average earnings multiplied by the number of years of credited service, up to a maximum of 40 years, reduced by a percentage of primary social security benefits. There is also an early retirement option; however, for terminations on or after January 1, 2004, the early retirement provisions changed to increase benefits under the Plan for employees who retire prior to age 65. The eligibility requirements for early retirement are age 55 and 5 years of vesting service. This Plan amendment increases Registrant’s annual pension cost by approximately 5%. Annual contributions are made to the Plan, which comply with the funding requirements of the Employee Retirement Income Security Act (ERISA).

Registrant also provides all active employees hired before February of 1995 medical, dental and vision care benefits through a medical insurance plan. Eligible employees, who retired prior to age 65, and/or their spouses, were able to retain the benefits under the plan for active employees until reaching age 65. Eligible employees upon reaching age 65, and those eligible employees retiring at or after age 65, and/or their spouses, receive coverage through a Medicare supplement insurance policy paid for by Registrant subject to an annual cap limit. Registrant’s postretirement medical plan does not provide prescription drug benefits to Medicare-eligible employees and is not affected by the Medicare Prescription Drug Improvement and Modernization Act of 2003.

The CPUC issued a decision, which provides for the recovery in rates of tax-deductible contributions made to a separate trust fund. In accordance with that decision, Registrant established two separate trusts in 1995, one for those retirees who were subject to a collective bargaining agreement and another for all other retirees. Registrant’s funding policy is to contribute annually an amount at least equal to the revenues authorized to be collected through rates for postretirement benefit costs. Postretirement benefit costs of $1.6 million were recorded as a regulatory asset for recovery over a 20-year period. The unamortized balance at December 31, 2005 and 2004 was $201,204 and $263,028, respectively.

At December 31, 2005, Registrant had 801 participants in the Plan, 75 of these are employees subject to collective bargaining arrangements.

Note 9 - Employee Benefit Plans (Continued)

The following table sets forth the Plan’s funded status and amounts recognized in Registrant’s balance sheets and the components of net pension cost and accrued postretirement liability at December 31, 2005 and 2004:

	Pension Benefits		Postretirement Medical Benefits
(dollars in thousands)	2005	2004	2005	2004
Change in Projected Benefit Obligation:
Benefit Projected Obligation at beginning of year	$70,833	$58,919	$10,858	$9,623
Service Cost	3,734	2,896	399	388
Interest Cost	4,350	3,743	585	585
Actuarial Loss/(Gain)	6,309	7,179	(245)	564
Plan Amendment	—	—	—	—
Benefits Paid	(2,040)	(1,904)	(243)	(302)
Projected Benefit Obligation at end of year	$83,186	$70,833	$11,354	$10,858

Changes in Plan Assets:
Fair Value of Plan Assets at beginning of year	$51,230	$46,678	$3,923	$3,298
Actual Return of Plan Assets	3,074	3,141	59	28
Employer Contributions	4,338	3,315	754	899
Benefits Paid	(2,040)	(1,904)	(243)	(302)
Fair Value of Plan Assets at end of year	$56,602	$51,230	$4,493	$3,923

Reconciliation of Funded Status:
Funded Status	$(26,584)	$(19,603)	$(6,861)	$(6,935)
Unrecognized Transition Obligation	—	—	3,772	4,191
Unrecognized Net Loss/(Gain)	22,985	17,315	2,977	3,247
Unrecognized Prior Service Cost	1,320	1,483	(2,030)	(2,230)
Prepaid/(Accrued) Pension Cost	$(2,279)	$(805)	$(2,142)	$(1,727)

Amounts recognized on the balance sheets:
Accrued benefit liability	$(9,600)	$(5,547)	$(2,142)	$(1,727)
Intangible assets	1,320	1,483	N/A	N/A
Accumulated other comprehensive loss	6,001	3,259	N/A	N/A
Net amount recognized	$(2,279)	$(805)	$(2,142)	$(1,727)

Additional year-end information for plans with an accumulated benefit obligations in excess of plan assets
Projected benefit obligation	$83,186	$70,833	$11,354	$10,858
Accumulated benefit obligation	66,202	56,777	N/A	N/A
Fair value of plan assets	56,602	51,230	4,493	3,923

Weighted-average assumptions used to determine benefit obligations at December 31
Discount rate	5.75%	5.75%	5.55%	5.75%
Rate of compensation increase	4.00%	4.00%	N/A	N/A

Note 9 - Employee Benefit Plans (Continued)

In accordance with ratemaking, Registrant capitalizes a portion of its pension and other postretirement costs in the overhead pool included in Utility Plant. The components of net periodic pension and postretirement benefits cost, before allocation to the overhead pool, for 2005, 2004, and 2003 are as follows:

	Pension Benefits			Postretirement Medical Benefits
(dollars in thousands)	2005	2004	2003	2005	2004	2003
Components of Net Periodic Benefits Cost:
Service Cost	$3,734	$2,896	$2,180	$399	$388	$347
Interest Cost	4,350	3,743	3,200	585	585	556
Expected Return on Plan Assets	(3,686)	(3,335)	(2,715)	(176)	(253)	(209)
Amortization of Transition	—	—	—	419	419	419
Amortization of Prior Service Cost	163	163	52	(199)	(199)	(199)
Amortization of Actuarial Loss	1,250	514	278	141	127	81
Net Periodic Pension Cost**	$5,811	$3,981	$2,995	$1,169	$1,067	$995

Weighted-average assumptions used to determine net periodic cost:
Discount Rate	5.75%	6.25%	6.75%	5.75%	6.25%	6.75%
Expected long-term return on Plan assets	7.00%	7.00%	7.00%	*	*	*
Rate of compensation increase	4.00%	4.00%	4.00%	N/A	N/A	N/A

* 7.0% for union plan, 4.2% for non-union, net of income taxes in 2005, 2004 and 2003

**A decrease in the discount rate from 6.25% to 5.75%, and the update of mortality rate tables resulted in increases in pension and other postretirement benefits in 2005.

Plan Funded Status:

Due to an increase in the present value of pension obligations, Registrant’s pension plan was underfunded at December 31, 2005 and 2004. At December 31, 2005 and 2004, the accumulated benefit obligation (“ABO”) of the Plan exceeded the related fair value of plan assets at the measurement date. Registrant’s market related value of plan assets is equal to the fair value of plan assets. In accordance with accounting standards, Registrant’s balance sheets include an additional minimum liability, with a corresponding charge to an intangible asset and shareholders’ equity for 2005 and 2004 (through a charge to accumulated other comprehensive income). The charge to accumulated other comprehensive income (“OCI”) would be restored through shareholders’ equity in future periods to the extent the fair market value of the plan assets exceed the accumulated benefit obligation. The increase in the additional minimum pension liability adjustment of $2.7 million in the current year was primarily due to an increase in the ABO resulting from the passage of time and the use of updated mortality tables.

Plan Assets:

The assets of the pension and postretirement medical plans are managed by a third party trustee. The investment policy allocation of the assets in the trust was approved by Registrant’s Administrative Committees for the Pension and Retiree Medical Funds, which has oversight responsibility for AWR’s retirement plans.  Registrant’s pension and postretirement plan weighted-average asset allocations at December 31, 2005 and 2004, by asset category are as follows:

Note 9 - Employee Benefit Plans (Continued)

	Pension Benefits		Postretirement Medical Benefits
Asset Category	2005	2004	2005	2004

Actual Asset Allocations:
Equity securities	51%	43%	46%	0%
Debt securities	39%	47%	31%	0%
Cash equivalents	7%	7%	23%	100%
All other	3%	3%	0%	0%
Total	100%	100%	100%	100%

Equity securities include AWR’s stock in the amount of $909,770 (1.6% of total plan assets) and $767,988 (1.5% of total plan assets) as of December 31, 2005 and 2004, respectively.

	Pension Benefits	Postretirement Medical Benefits
Target Asset Allocations for 2006:
Equity securities	58%	46%
Debt securities	39%	31%
Cash equivalents	3%	23%
Total	100%	100%

Plan Contributions:

During 2005, Registrant contributed $4,338,000 and $754,000 to its pension and postretirement medical plans, respectively. Registrant currently expects to contribute, at a minimum, $4,276,000 and $800,000 to pension and postretirement medical plans in 2006, respectively. Registrant may make additional contributions into its pension plan in 2006 depending on how the funded status of these plan changes and also depending on the outcome of proposed changes to the funding regulations currently being considered by the United States Congress.

Benefit Payments:

Registrant’s estimated future benefit payments at December 31, 2005 are as follows (in thousands):

	Pension Benefits	Postretirement Medical Benefits

2006	$2,899	$435
2007	3,332	499
2008	3,861	553
2009	4,415	592
2010	4,904	662
2011-2015	35,122	3,822
Total	$54,533	$6,563

Medicare Modernization Act:

In May 2004, the FASB issued FASB Staff Position (“FSP”) FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP FAS 106-2 provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Modernization Act”), to employers that sponsor postretirement health care plans which provide prescription drug benefits and supersedes FSP FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Registrant’s postretirement medical plan does not provide prescription drug benefits to Medicare-eligible employees and is not affected by the Medicare Prescription Drug Improvement and Modernization Act of 2003.

Note 9 - Employee Benefit Plans (Continued)

Assumptions:

Certain actuarial assumptions, such as the discount rate, long-term rate of return on plan assets and the healthcare cost trend rate have a significant effect on the amounts reported for net periodic benefit cost as well as the related benefit obligation amounts.

Discount Rate – The assumed discount rate for pension and postretirement medical plans reflects the market rates for high-quality corporate bonds currently available. Registrant’s discount rates were determined by considering the average of pension yield curves constructed of a large population of high quality corporate bonds. The resulting discount rate reflects the matching of plan liability cash flows to the yield curves.

Expected Long-Term Rate of Return on Assets – The long-term rate of return on plan assets represents an estimate of long-term returns on an investment portfolio consisting of a mixture of equities, fixed income, and other investments. To develop the expected long-term rate of return on assets assumption for the pension plan, Registrant considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 7.0% long-term rate of return on assets assumption.

Registrant’s policy is to fund the medical benefit trusts based on actuarially determined amounts as allowed in rates. Registrant may invest such funds in qualified instruments to achieve the desired return objective and minimize recovery through rates. During 2005, the Registrant invested the funds in the postretirement trusts that will achieve a desired return and minimize amounts necessary to recover through rates. The mix is expected to provide for a return on assets similar to the pension plan and to achieve Registrant’s targeted allocation. This resulted in the selection of the 7% long-term rate of return on assets assumption.

Healthcare Cost Trend Rate - A sliding scale for assumed health care cost increases was used for the periods presented. In 2005, health care cost increases started at 10.5% grading down to 5.0% in 10 years for those under age 65, and at 11.5% grading down to 5.0% in 10 years for post 65. In 2004 and 2003, health care cost increases started at 12.0% grading down to 5.0% in 10 years for those under age 65, and at 14.0% grading down to 5.0% in 10 years for post 65.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(dollars in thousands)	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on Total of Service and Interest Cost Components	$93	$(80)
Effect on Postretirement Benefit Obligation	$1,054	$(908)

Supplemental Executive Retirement Plan:

Registrant has a Supplemental Executive Retirement Plan (“SERP”) that provides additional retirement benefits to certain key employees and officers of the Company by making up benefits, which are limited by Sections 415 and 401(a)(17) of the Internal Revenue Code of 1986, as amended. As of December 31, 2005 and 2004, the benefits are unfunded.

In November 2005, the Board of Directors approved an amendment to the SERP which provides that annual bonus payments and dividend equivalent rights payments on stock options granted prior to 2006 be included in the definition of “compensation” under the plan. Because the benefits are unfunded, at December 31, 2005 and 2004, the accumulated benefit obligation of the SERP resulted in a negative funded status. In accordance with accounting standards, Registrant’s balance sheets include an additional minimum liability, with a corresponding charge to an intangible asset.

Note 9 - Employee Benefit Plans (Continued)

The following provides a reconciliation of benefit obligations, funded status of the SERP, as well as a summary of significant estimates at December 31, 2005 and 2004:

(dollars in thousands)	2005	2004
Change in Benefit Obligation:
Benefit Obligation at beginning of year	$1,979	$1,959
Service Cost	127	126
Interest Cost	113	122
Actuarial Loss/(Gain)	252	(218)
Benefits Paid	(10)	(10)
Benefit Obligation at end of year	$2,461	$1,979

Reconciliation of Funded Status:
Funded Status	$(2,461)	$(1,979)
Unrecognized Actuarial (Gain) Loss	(402)	(692)
Unrecognized Prior Service Cost	1,463	1,612
Prepaid/(Accrued) Pension Cost	$(1,400)	$(1,059)

Amounts recognized on the balance sheets:
Accrued benefit liability	$(1,748)	$(1,519)
Intangible assets	348	460
Net amount recognized	$(1,400)	$(1,059)

Weighted-average assumptions used to determine benefit obligations:
Discount Rate	5.65%	5.75%
Salary Assumption	4.00%	4.00%

The components of SERP expense, before allocation to the overhead pool, for 2005, 2004, and 2003 are as follows:

(dollars in thousands)	2005	2004	2003
Components of Net Periodic Benefits Cost:
Service Cost	$127	$126	$39
Interest Cost	113	122	43
Amortization of actuarial (gain)/loss	(38)	(25)
Amortization of Prior Service Cost	149	149	49
Net Periodic Pension Cost	$351	$372	$131

Weighted-average assumptions used to determine net periodic cost:
Discount Rate	5.75%	6.25%	6.25%
Salary Assumption	4.00%	4.00%	4.00%

Benefit Payments:

Registrant’s estimated future benefit payments for the SERP at December 31, 2005 are as follows (in thousands):

2006	$17
2007	18
2008	26
2009	123
2010	123
2011-2015	723
Total	$1,030

Note 9 - Employee Benefit Plans (Continued)

401(k) Investment Incentive Program

Registrant has a 401(k) Investment Incentive Program under which employees may invest a percentage of their pay, up to a maximum investment prescribed by law, in an investment program managed by an outside investment manager. Registrant’s cash contributions to the 401(k) are based upon a percentage of individual employee contributions and, for 2005, 2004 and 2003, totaled $1,160,000, $1,118,000 and $1,032,000, respectively.

Note 10 – Stock Compensation Plans

Stock Incentive Plan:

Registrant established a 2000 Stock Incentive Plan (the “2000 Plan”) adopted at the annual meeting of shareholders in 2000 to provide stock-based incentives as a means of promoting the success of the Company by attracting, retaining and aligning the interests of employees with those of shareholders generally. There are 1,050,000 Common Shares reserved for issuance under the 2000 Plan.

Directors Plan:

On May 20, 2003, the Board of Directors adopted the 2003 Non-Employee Directors Stock Plan (New Directors Plan), subject to shareholder approval. The shareholders approved the New Directors Plan at the May 2004 Annual Meeting. The New Directors Plan provides the non-employee directors with supplemental stock-based compensation, encourages them to increase their stock ownership in AWR, and terminates the previous Non-Employee Directors Plan (“Former Plan”). The Former Plan provided for an annual cash retirement benefit to non-employee directors upon their retirement from service on the Board. Under the New Directors Plan, participants in the Former Plan were given the opportunity to elect to receive stock units under the New Directors Plan in lieu of their benefits under the Former Plan. All non-employee directors serving on the Board at the time elected to participate in the New Directors Plan. There are 250,000 Common Shares reserved for issuance under the New Directors Plan. Directors that retired prior to the adoption of the New Directors Plan continue to receive benefits under the Former Plan.

Pursuant to the New Directors Plan, non-employee directors will be entitled to receive stock options and stock unit awards. As of December 31, 2005 and 2004, approximately 27,000 and 12,000 of stock options, respectively, had been granted to the directors under the New Directors Plan. The stock options were granted at fair value at the date of grant; therefore no compensation cost has been recognized for these options. The stock units are a non-voting unit of measurement. Dividend equivalents in stock units are credited on the dividend record date to both stock option and stock unit accounts. As of December 31, 2005 and 2004, the directors have been credited with 31,166 and 32,356 stock units, respectively, including dividend equivalent units. During 2005, there were 4,559 new units granted and 5,750 were converted to Common Shares of AWR. Stock units, except for dividend equivalents credited to stock option accounts, will be paid only in Common Shares of AWR on the date that the participant terminates service as a director. Upon adoption of the New Directors Plan in May 2004, Registrant began recording compensation expense on the stock unit awards. For the years ended December 31, 2005 and 2004, Registrant has recorded compensation expense totaling $123,000 and $799,000, respectively, under the New Directors Plan with a corresponding amount to Common Shares in shareholders’ equity.

Prior to the approval of the New Directors Plan, Registrant had approximately $530,500 of benefits accrued under the Former Plan which was replaced by the New Directors Plan in May 2004. The initial net impact on earnings of replacing the Former Plan and recording the New Directors Plan was $247,750 to compensation expense.

Note 10 – Stock Compensation Plans (Continued)

All stock options under the 2000 Plan and New Directors Plan are granted at the fair market value of the underlying stock on the date of the grant. Accordingly no compensation expense was recognized during the years ended December 31, 2005, 2004 and 2003. The fair value of stock options used to compute pro forma net income and earnings per share disclosures discussed in Note 1, is the estimated fair value at grant date using the Black-Scholes option-pricing model with the following assumptions:

	December 31,
	2005	2004	2003
Weighted-average fair value of option granted	$5.63	$4.98	$4.91
Risk-free rate of return	3.93%	3.07%	3.05%
Dividend yield	3.68%	3.50%	3.60%
Expected volatility	26.23%	27.20%	29.84%
Expected life	7	5	5

Stock option transactions relating to the 2000 Stock Incentive Plan and the New Directors Plan are summarized below:

	2005		2004		2003
	Option Shares	Weighted Price	Option Shares	Weighted Price	Option Shares	Weighted Price
Options outstanding at beginning of year	501,745	$23.66	333,679	$22.86	237,610	$22.66
Granted	187,050	26.00	168,066	25.28	150,400	23.15
Exercised	(4,491)	22.74	—	—	—	—
Cancelled	—	—	—	—	(54,331)	22.78
Options outstanding at end of year	684,304	$24.31	501,745	$23.66	333,679	$22.86

Options exercisable at end of year	386,154	$23.21	260,387	$22.74	166,436	$22.45

One-third of the stock options granted under the 2000 Stock Incentive Plan become exercisable on each of the first three anniversaries of the grant date, but may be exercised earlier if there is a change in control of the Company. These stock options generally expire ten years from the date of grant. For stock options granted through end of 2005, under the current terms and conditions of the 2000 Plan, the vesting schedule does not require continued service through each applicable vesting date as a condition to the vesting of the applicable installment of the option. Stock options granted under the New Directors Plan vest immediately. Weighted average remaining contractual life at December 31, 2005 is 7.34 years. Exercise prices of options outstanding at December 31, 2005 ranged from $20.83 to $27.38 per share.

Note 11 - Business Risks and Commitments

Registrant’s utility operations are engaged in supplying water and electric service to the public. Registrant is required to provide service and grant credit to customers within its defined service areas. Although Registrant has a diversified base of residential, industrial and other customers, revenues derived from commercial and residential water customers accounted for approximately 91% of total water revenues in 2005, which is about the same percentage as in 2004 and 2003. Registrant faces additional risks associated with weather conditions, adequacy and quality of water supplies, regulatory decisions, pronouncements and laws, water-related litigation, and general business conditions. Consumption decreased in 2005 compared to 2004 due to near record rainfall in Southern California in 2005. Consumption remained relatively flat in 2004 compared to 2003.

Note 11 - Business Risks and Commitments (Continued)

GSWC’s Water Supply

GSWC obtains its water supply from its operating wells and purchases from others, principally the Metropolitan Water District of Southern California (MWD). The MWD is a water district organized under the laws of the State of California for the purpose of delivering imported water to areas within its jurisdiction. Registrant has 58 connections to the water distribution facilities of MWD and other municipal water agencies. MWD imports water from two principal sources: the Colorado River and the State Water Project. Available water supplies from the Colorado River and the State Water Project have historically been sufficient to meet most of MWD’s requirements.

On October 17, 2003 the Federal government, the State government, and four Southern California water agency officials, including the MWD, signed the Quantification Settlement Agreement (QSA) that divides up each of the Colorado Basin state’s share of the Colorado River. Under the QSA, MWD continues to have access to 4.4 million acre-feet (“MAF”) of Colorado River water per year as well as excess Colorado River water for thirteen years from the effective date of the QSA and up to 1.6 MAF of additional water that the Imperial Irrigation District proposes to conserve and sell to the state. With the signing of this agreement, California once again has access to excess Colorado River water for the next 13 years. MWD has also publicly stated that it is stepping up a number of efforts including desalination, conservation, recycling, transfer and storage, to increase water supplies.

To meet its water supply needs, GSWC has contracts with various governmental entities and other parties to purchase water or water rights for an aggregate amount of $44.9 million. Included in this amount as of December 31, 2005 is $38.1 million that remains outstanding under purchase agreements with governmental entities which expire on an agreement by agreement basis commencing in 2008 through 2012. Each of these contracts contain minimum take or pay provisions with the terms and conditions for pricing under each contract varying. GSWC plans to continue to purchase and use at least the minimum water requirement under the respective contracts in the future. The amount of the remaining obligations was estimated based on current rates per acre-foot. These rates may be changed annually. Also included in the $44.9 million is a remaining commitment of $2.9 million under an agreement with the City of Claremont to lease water rights that were ascribed to the City as part of the Six Basins adjudication. The initial term of the agreement expires in 2028. GSWC has an option to renew this agreement for 10 additional years. The remaining amount of $3.9 million is the aggregate commitment for purchased water with various third parties.

GSWC’s estimated future minimum payments under these purchased water supply commitments at December 31, 2005 are as follows, in thousands:

2006	$13,646
2007	13,646
2008	2,758
2009	2,758
2010	2,758
Thereafter	9,380
Total	$44,946

CCWC’s Water Supply

CCWC obtains its water supply from two operating wells and from Colorado River water delivered by the Central Arizona Project (“CAP”). The majority of CCWC’s water supply is obtained from its CAP allocation and well water is used for peaking capacity in excess of treatment plant capability, during treatment plant shutdown, and to keep the well system in optimal operating condition.

CCWC has an assured water supply designation, by decision and order of the Arizona Department of Water Resources (ADWR), providing in part that, subject to its requirements, CCWC has a sufficient supply of groundwater and CAP water which is physically, continuously and legally available to satisfy current and committed demands of its customers, plus at least two years of predicted demands, for 100 years. On April 7, 2004 the ADWR issued a decision confirming that CCWC has demonstrated the physical, legal and continuous availability of CAP water and groundwater, in an aggregate volume of 9,828 acre-feet per year for a minimum of 100 years.

Note 11 - Business Risks and Commitments (Continued)

The Arizona Water Settlement Act was signed into law in December of 2004. This legislation provides for an additional CAP allocation to CCWC in the amount of 1,931 acre-feet per year. In order to receive this additional allocation, CCWC must enter into a revised contract with the Central Arizona Conservation District (the “District”). CCWC expects an agreement to be reached on this amendment during 2006. Once a revised contract with the District is executed, CCWC expects to apply to the ADWR to modify and increase its designation of assured supply from 9,828 acre-feet per year to 11,759 acre-feet per year. CCWC has entered into a commitment with the District to purchase the 1,931 acre-feet of water per year of additional CAP water rights for an estimated amount of $1.1 million as of December 31, 2005. The price will be subject to further adjustment and is expected to increase until a final written agreement is executed. In addition, CCWC has a long-term water supply contract with the District through September 2033, and is entitled to take 6,978 acre-feet of water per year from CAP. The maintenance rate for such water delivered is set by the District and is subject to annual increases. The estimated remaining commitment under this contract is $5.5 million as of December 31, 2005 with $195,000 paid each year.

Notwithstanding an assured water supply designation, CCWC’s water supply may be subject to interruption or reduction, in particular owing to interruption or reduction of CAP water. In the event of interruption or reduction of CAP water, CCWC can currently rely on its well water supplies for short-term periods. However, in any event, the quantity of water CCWC supplies to some or all of its customers may be interrupted or curtailed, pursuant to the provisions of its tariffs. CCWC also has the physical capability to deliver water far in excess of that which is currently accounted for in CCWC’s assured water supply account.

Bear Valley Electric

Most of the electric energy sold by GSWC to customers in its Bear Valley Electric customer service area is purchased from others. In March 2001, GSWC entered into a five-year nine-month, block forward purchase contract with Mirant Marketing to supply its Bear Valley Electric customer service area with 15 MWs of electric energy at a price of $95 per MWh beginning April 1, 2001 through December 31, 2006. GSWC subsequently filed a complaint with the FERC seeking to reduce the rates in the Mirant Marketing contract to a just and reasonable price. The FERC has denied this complaint and GSWC has appealed this denial.

In June 2001, GSWC also executed a three-year, block forward purchase agreement with PWCC for an additional 8 MWs of electric energy to meet Bear Valley Electric’s peak winter demands at a price of $75 per MWh for the first year, $48 per MWh for the second year and $36 per MWh for the third year.

Effective November 2002, GSWC entered into a series of purchase power contracts with PWCC. Under the agreements, GSWC will exchange 15 MWs of electric energy with PWCC at $74.65 per MWh that results in an upfront payment by PWCC of $20.35 per MWh for 15 MWs over the period beginning November 1, 2002 through December 31, 2006. This upfront payment is being recorded as a reduction of purchased power costs that are included in the supply cost balancing account. In addition, 8 MWs of electric energy are also being sold to PWCC at the prices set forth in the June 2001 energy purchase agreement with PWCC, and 8 MWs are being purchased at $74.65 per MWh beginning on November 1, 2002 through March 31, 2003 and each succeeding November 1 through March 31 through March 31, 2008 and for the period November 1, 2008 through December 31, 2008. Total commitments under these agreements amounted to $74.4 million, of which $36 million remains outstanding as of December 31, 2005, with approximately $12 million due each year through December 31, 2008.

The average minimum load at GSWC’s Bear Valley Electric customer service area has been approximately 12 MWs. The average winter load has been 18 MWs with a winter peak of 39 MWs when the snowmaking machines at the ski resorts are operating.

Note 11 - Business Risks and Commitments (Continued)

On July 17, 2002, the CPUC approved a settlement agreement reached among GSWC, all intervening parties and the Office of Ratepayer Advocates, which permits GSWC to recover $77 per MWh of purchased power costs through rates, effective immediately thereafter. GSWC will only be allowed to include up to a weighted annual energy purchase cost of $77 per MWh each year through August 2011, in its balancing account. To the extent GSWC’s actual average annual weighted cost for purchased power is less than $77 per MWh, the differential will recover amounts included in the electric supply balancing account. Conversely, to the extent that actual average annual weighted costs for power purchased exceed the $77 per MWh amount, GSWC will not be able to include these amounts in its balancing account and such amounts will be expensed. In 2004 and 2003, approximately $195,000 and $240,000, respectively, were expensed. There was no expense in 2005 over the $77 per MWh cap. As a result of the settlement, GSWC is also permitted to collect a surcharge of 2.2¢ per kilowatt hour from its customers for up to ten years commencing August 2001 to allow GSWC an opportunity to collect amounts remaining in its electric cost balancing account, with interest, incurred by GSWC during the energy crisis in 2000-2001.

GSWC owns a natural gas-fueled 8.4 MW generation facility that went on line during August of 2004, and should assist GSWC in controlling its spot purchase prices and in meeting increasing demand in its Bear Valley Electric customer service area.

The ability of GSWC to deliver purchased power to customers in its Bear Valley Electric service area is limited by the ability of the transmission facilities owned by Southern California Edison Company (Edison) to transmit this power. GSWC filed a lawsuit against Edison in 2000 for breach of contract as a result of delays in upgrading these transmission facilities as well as for other reasons. In March 2004, GSWC and Edison agreed to settle this suit. Under the terms of the agreement, GSWC agreed to pay a $5 million project abandonment fee to Edison. Edison filed an application to the FERC for approval of the entire $5 million settlement payment as abandoned project cost to be included in Edison’s wholesale rate charged to GSWC. In addition, Edison is to sell the Goldhill substation and associated transmission line to GSWC at its book value. Management believed that the FERC’s approval of Edison’s filing was probable and the abandonment costs included in Edison’s wholesale rate to GSWC would be recoverable through rates. As a result, the $5 million obligation to Edison arising from the settlement was recorded as a regulatory asset during the fourth quarter of 2003.

GSWC made an initial lump sum payment of $1.4 million to Edison during the first quarter of 2004 and agreed to pay Edison an additional $3.6 million over a 15 year term through 180 equal monthly payments of $38,137. In August 2004, the FERC approved Edison’s application and GSWC transferred the $1.4 million payment from the regulatory asset account to the electric supply cost balancing account. In addition, monthly payments totaling $457,644 and $228,822 made to Edison during the years ended December 31, 2005 and 2004, respectively, are also included in the electric supply cost balancing account.

Operating Leases

Registrant leases equipment and facilities primarily for its Regional and District offices under non-cancelable operating leases with varying terms, provisions, and expiration dates. Rent expense for leases that contain scheduled rent increases are recorded on a straight-line basis. During 2005, 2004 and 2003, Registrant’s consolidated rent expense was $2,453,198, $2,554,912 and $2,187,008, respectively. Registrant’s future minimum payments under long-term non-cancelable operating leases at December 31, 2005 are as follows, in thousands:

2006	$1,889
2007	1,312
2008	880
2009	185
2010	73
Thereafter	115
Total:	$4,454

There is no material difference between the consolidated operations of AWR and the operations of GSWC in regards to the future minimum payments under long-term non-cancelable operating leases.

Note 12 - Contingencies

Water Quality-Related Litigation

In 1997, GSWC was named as a defendant in nineteen lawsuits that alleged that GSWC and other water utilities, delivered unsafe water to their customers in the San Gabriel Valley and Pomona Valley areas of Los Angeles County. Plaintiffs in these actions sought damages, including general, special, and punitive damages, as well as attorney’s fees on certain causes of action, costs of suit, and other unspecified relief.

On August 4, 2004, GSWC was dismissed from all nineteen Los Angeles County cases. The order was issued by the Trial Judge presiding over these matters, and followed a lengthy legal proceeding dating back to April 1997 when the first of the cases was filed by over 140 customers in the San Gabriel Valley. The Court found GSWC did not violate established water quality standards and dismissed the cases after allowing reasonable time and opportunity for the plaintiffs to prove otherwise. GSWC has long asserted that it meets or exceeds the requirements to provide water within the standards established by the health authorities. On September 21, 2004, GSWC received notice that several plaintiffs filed an appeal to the trial court’s order to dismiss GSWC. Briefs and reply briefs on the appeal have been filed; however, no date for a hearing before the appeals court has been set yet. On February 7, 2006, the Second Appellate District in which the briefs were filed moved the California Supreme Court to transfer the appeal to the First Appellate District, the District in which prior appeals regarding these cases had been heard. GSWC is unable to predict the outcome of this appeal.

GSWC is subject to self-insured retention (deductible) provisions in its applicable insurance policies and has either expensed the self-insured amounts or has reserved against payment of these amounts as appropriate. GSWC’s various insurance carriers have, to date, provided reimbursement for much of the costs incurred above the self-insured amounts for defense against these lawsuits, subject to a reservation of rights. In addition, the CPUC has issued certain decisions, which authorize GSWC to establish a memorandum account to accumulate costs for future recovery, to comply with certain contamination remediation requirements for future recovery.

Aerojet

On October 25, 1999, GSWC sued Aerojet for contaminating eastern portions of the Sacramento County groundwater basin. On October 12, 2004, Registrant reached a final settlement with Aerojet. Under the terms of the settlement, Aerojet paid GSWC $8.7 million in the first quarter of 2004. Aerojet has also agreed to pay GSWC an additional $8 million, plus interest accruing beginning January 1, 2004, over a five year period beginning in December 2009. The $8.7 million payment and the $8 million receivable have been applied directly to reduce GSWC’s costs of utility plant and purchased water by $16 million and $735,000, respectively. Prior to the settlement, Aerojet had reimbursed GSWC $4.3 million in capital costs and $171,000 for additional water supply costs.

Aerojet has also agreed to reimburse GSWC $17.5 million, plus interest accruing from January 1, 2004, for its past legal and expert costs. The recovery of the $17.5 million is contingent upon the issuance of land use approvals for development in a defined area within Aerojet property in Eastern Sacramento County and the receipt of certain fees in connection with such development.

Aerojet has transferred its remediated groundwater to the Sacramento County Water Agency, which will provide treated water for distribution to GSWC and other water purveyors affected by the contamination. GSWC has entered into an agreement with Sacramento County Water Agency to receive water. Aerojet has also paid for certain transmission pipelines and upgrades to GSWC’s Coloma Treatment Plant as a contingency plan, should additional wells be impacted. The pipelines and the upgraded treatment facilities are now in service.

Note 12 - Contingencies (Continued)

Other Water Quality Litigation

Perchlorate and/or Volatile Organic Compounds (“VOC”) have been detected in five wells servicing GSWC’s San Gabriel System. GSWC filed suit in federal court, along with two other affected water purveyors and the San Gabriel Basin Water Quality Authority (“WQA”), against some of those responsible for the contamination. Some of the other potential defendants settled with GSWC, other water purveyors and the WQA (the “Water Entities”) on VOC related issues prior to the filing of the lawsuit. In response to the filing of the Federal lawsuit, the Potentially Responsible Party (“PRP”) defendants filed motions to dismiss the suit or strike certain portions of the suit. The judge issued a ruling on April 1, 2003 granting in part and denying in part the defendant’s motions. A key ruling of the court was that the water purveyors, including the Registrant, by virtue of their ownership of wells contaminated with hazardous chemicals are themselves PRPs under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”).

Registrant has, pursuant to permission of the court, amended its suit to claim certain affirmative defenses as an “innocent” party under CERCLA. Registrant is presently unable to predict the outcome of this ruling on its ability to fully recover from the PRPs future costs associated with the treatment of these wells. In this same suit, the PRPs have filed cross-complaints against the Water Entities, the Metropolitan Water District, the Main San Gabriel Basin Watermaster and others on the theory that they arranged for and did transport contaminated water into the Basin for use by Registrant and the other two affected water purveyors and for other related claims.

On August 29, 2003, the US Environmental Protection Agency (“EPA”) issued Unilateral Administrative Orders (“UAO”) against 41 parties deemed responsible for polluting the groundwater in that portion of the San Gabriel Valley from which two of GSWC’s impacted wells draw water. GSWC was not named as a party to the UAO. The UAO requires that these parties remediate the contamination. The judge in the Federal lawsuit has appointed a special master to oversee mandatory settlement discussions between the PRPs and the Water Entities. EPA is also conducting settlement discussions with several PRPs regarding the UAO. The Water Entities and EPA are working to coordinate their settlement discussions under the special master in order to arrive at a complete resolution of all issues affecting the Federal lawsuits and the UAO. Registrant is presently unable to predict the ultimate outcome of these settlement discussions.

Condemnation of Properties

The laws of the State of California and the State of Arizona provide for the acquisition of public utility property by governmental agencies through their power of eminent domain, also known as condemnation, where doing so is in the public interest. In addition, however, the laws of the State of California also provide: (1) that the owner of the utility property may contest whether the condemnation is actually in the public interest; and (2) that the owner is entitled to receive the fair market value of its property if the property is ultimately taken.

Although the City of Claremont, California located in GSWC’s Region III, has not initiated the formal condemnation process pursuant to California law, the City has expressed various concerns to GSWC about the rates charged by GSWC and the effectiveness of the CPUC’s rate setting procedures. The City hired a consultant to perform an appraisal of the value of Registrant’s water system serving the City. Such value was determined by the consultant at $40 - $45 million. GSWC disagrees with the City’s valuation assessment. As of December 31, 2005, management believes that the fair market value of the system exceeds the $37 million recorded net book value and also exceeds the consultant’s estimates of the Claremont water system.

Except for the City of Claremont, Registrant has not been, within the last three years, involved in activities related to the condemnation of any of its water customer service areas or in its Bear Valley Electric customer service area. However, on April 12, 2005, the Town Council of the Town of Apple Valley voted 5-0 to authorize Town staff to prepare a Request for Proposal for an evaluation of the feasibility and potential cost of and a timeframe for the potential takeover of GSWC’s Apple Valley water systems as well as the water systems of another utility serving the Town. On August 23, 2005, the Town Council authorized staff to hire a firm to perform a feasibility study and financial analysis regarding the potential takeover. Results of the study are expected to be presented to the Council in the second quarter of 2006.

Note 12 - Contingencies (Continued)

GSWC has not received any formal notice from the Town of its intention to condemn the Registrant’s Apple Valley water systems. Management is unable to predict what the results of the Town’s evaluation might be and what action, if any, the Town might take as a result of the evaluation. However, GSWC will vigorously defend itself should the Town determine to proceed towards condemning its Apple Valley water systems. As of December 31, 2005, management believes that the fair market value of the system exceeds the recorded net book value of the Apple Valley water systems.

Santa Maria Groundwater Basin Adjudication

In 1997, the Santa Maria Valley Water Conservation District (“plaintiff”) filed a lawsuit against multiple defendants, including GSWC, the City of Santa Maria, and several other public water purveyors. The plaintiff’s lawsuit seeks an adjudication of the Santa Maria Groundwater Basin.

As of December 31, 2005, GSWC has incurred costs in defending its rights in the Basin, including legal and expert witness fees, which have been deferred in Utility Plant for rate recovery. In February 2006, GSWC filed with the CPUC for recovery of these costs. Management believes that the recovery of these costs through rates is probable. However, management is required to go to the CPUC to seek recovery of these costs that have been incurred by GSWC in this lawsuit. A settlement has been reached, subject to CPUC approval. The settlement, among other things, if approved, would preserve GSWC’s historical pumping rights and secure supplemental water rights for use in case of drought or other reductions in the natural yield of the Basin. There are also a small number of non-settling parties, and the case is going forward as to them.  The stipulation, if approved, would preserve GSWC’s position with the settling parties independent of the outcome of the case as it moves forward with the non-settling parties.  GSWC cannot predict the outcome of the case as to the non-settling parties.

Other Litigation

Registrant is also subject to ordinary routine litigation incidental to its business. Other than those disclosed above, no other legal proceedings are pending, which are believed to be material. Management believes that rate recovery, proper insurance coverage and reserves are in place to insure against property, general liability and workers’ compensation claims incurred in the ordinary course of business.

Note 13 - Construction Program

GSWC maintains an ongoing water distribution main replacement program throughout its customer service areas based on the priority of leaks detected, fire protection enhancement and an underlying replacement schedule. In addition, GSWC upgrades its electric and water supply facilities in accordance with industry standards, local requirements and CPUC requirements. As of December 31, 2005, GSWC has unconditional purchase obligations for capital projects of approximately $26 million.

ASUS actively seeks opportunities to own, lease or operate water and wastewater systems for governmental entities, which may involve significant capital commitments. The Military Utility Privatization Subsidiaries have capital commitments that are being funded by the U.S. Government. In the event that ASUS needs to pre-fund capital projects for a long period of time, a financing cost is charged to the U.S. Government. In 2006, it is expected that several capital projects at certain Military Utility Privatization Subsidiaries will exceed the funding by the U.S. Government for that year and will be repaid by the U.S. Government over a period of years. Finance charges will be charged to the U.S. Government for this lag in cash receipts.

AWR has no material capital commitments.

Note 14 - Business Segments

AWR has three principal business units: water and electric distribution units, through its GSWC subsidiary, a water-service utility operation conducted through its CCWC unit, and a contracted services unit through the ASUS subsidiary. All activities of GSWC are geographically located within California. All activities of CCWC are located in the state of Arizona. All activities of ASUS have been conducted in California, Arizona, Texas, New Mexico, Maryland and Virginia for the periods set forth below via its subsidiaries of FBWS, ODUS and TUS. Both GSWC and CCWC are regulated utilities. On a stand-alone basis, AWR has no material assets other than its investments in its subsidiaries. The tables below set forth information relating to GSWC’s operating segments, CCWC and other matters which includes ASUS and its subsidiaries. Included in the amounts set forth, certain assets, revenues and expenses have been allocated. The identifiable assets are net of respective accumulated provisions for depreciation. Capital additions reflect capital expenditures paid in cash and exclude property installed by developers and conveyed to the Company.

	As Of And For The Year Ended December 31, 2005
	GSWC			CCWC			Consolidated
(dollars in thousands)	Water	Electric		Water	Other*	Eliminations	AWR
Operating revenues	$198,487	$27,224		$7,019	$3,502	$(35)	$236,197
Operating income (loss) before income taxes	54,861	8,103	(1)	2,094	(2,669)		62,389
Interest expense, net	11,095	1,135		479	890		13,599
Identifiable assets	631,945	41,084		37,709	2,487		713,225
Depreciation and amortization expense	18,594	2,032		1,131	89		21,846
Capital additions	61,586	3,567		3,893	2,138		71,184

(1)  Includes $5,445,000 unrealized gain on purchased power contracts for the year ended December 31, 2005.

	As Of And For The Year Ended December 31, 2004
	GSWC		CCWC			Consolidated
(dollars in thousands)	Water	Electric	Water	Other*	Eliminations	AWR
Operating revenues	$194,091	$25,594	$6,544	$1,776	—	$228,005
Operating income (loss) before income taxes	52,496	533	1,324	(4,873)		49,480
Interest expense, net	15,353	1,571	473	453		17,850
Identifiable assets	589,091	39,710	34,998	366		664,165
Depreciation and amortization expense	18,332	1,539	922	31		20,824
Capital additions	74,623	5,276	4,070	247		84,216

	As Of And For The Year Ended December 31, 2003
	GSWC		CCWC			Consolidated
(dollars in thousands)	Water	Electric	Water	Other*	Eliminations	AWR
Operating revenues	$181,025	$24,492	$6,221	$1,014	$(83)	$212,669
Operating income (loss) before income taxes	45,996	(717)	1,409	(3,916)		42,772
Interest expense, net	15,664	1,396	475	535		18,070
Identifiable assets	533,837	36,883	31,481	97		602,298
Depreciation and amortization expense	17,298	1,566	921	7		19,792
Capital additions	41,627	11,987	3,558	39		57,211

* Include amounts from AWR and ASUS’s contracted services. It includes FBWS since October 1, 2004 and some amounts for ODUS and TUS in late 2005, all of which are ASUS’s wholly owned subsidiaries.

Note 15 - Allowance for Doubtful Accounts

The table below presents Registrant’s provision for doubtful accounts charged to expense and accounts written off, net of recoveries. Provisions included in 2005, 2004 and 2003 for AWR and GSWC are as follows:

	AWR
	December 31,
(dollars in thousands)	2005	2004	2003
Balance at beginning of year	$983	$831	$769
Provision charged to expense	587	619	543
Accounts written off, net of recoveries	(444)	(467)	(481)
Balance at end of year	$1,126	$983	$831

	GSWC
	December 31,
(dollars in thousands)	2005	2004	2003
Balance at beginning of year	$959	$797	$729
Provision charged to expense	574	614	512
Accounts written off, net of recoveries	(434)	(452)	(444)
Balance at end of year	$1,099	$959	$797

Neither AWR nor ASUS have established any provision for doubtful accounts.

Note 16 – Supplemental Cash Flow Information

The following table sets forth non-cash financing and investing activities and other cash flow information (in thousands).

	AWR			GSWC
	December 31,			December 31,
	2005	2004	2003	2005	2004	2003
Taxes and Interest Paid:
Income taxes paid	$1,012	$12,102	$2,134	$2,970	$14,739	$4,190
Interest paid	18,003	17,704	18,247	16,524	16,828	17,370

Non-Cash Transactions:
Property installed by developers and conveyed	$3,105	$2,368	$3,414	$3,105	$1,989	$3,414

SFAS 87 minimum liability:
Intangible asset	(275)	291	1,624	(275)	291	1,624
Other comprehensive income	2,742	3,259	—	2,742	3,259	—

Liability assumed from Edison Settlement that is expected to receive regulatory treatment	—	—	$5,000	—	—	$5,000

Receivable recorded for amounts to be reimbursed by Aerojet for capital projects	—	—	$12,706	—	—	$12,706

Adoption of new accounting standard for ARO:
Regulatory Asset	—	—	$2,495	—	—	$2,479
Utility Plant, net	—	—	223	—	—	221
Asset Retirement Obligations	—	—	(2,718)	—	—	(2,700)

Note 17 - Selected Quarterly Financial Data (Unaudited)

The quarterly financial information presented below is unaudited. The business of Registrant is of a seasonal nature and it is management’s opinion that comparisons of basic earnings for the quarterly periods do not reflect overall trends and changes in Registrant’s operations.

	AWR
	For The Year Ended December 31, 2005
(in thousands, except per share amounts)	Operating Revenues	Operating Income	Net Income	Basic Earnings Per Share

First Quarter	$49,794	$8,473	$3,764	$0.22
Second Quarter	60,496	10,531	5,735	0.34
Third Quarter	68,071	11,339	12,234	0.72
Fourth Quarter (1)	57,836	10,101	5,033	0.30
Year	$236,197	$40,444	$26,766	$1.58

	GSWC
	For The Year Ended December 31, 2005
	Operating	Operating
(in thousands)	Revenues	Income	Net Income

First Quarter	$47,624	$8,084	$3,679
Second Quarter	57,888	10,776	6,297
Third Quarter	65,112	11,158	12,373
Fourth Quarter (1)	55,087	10,148	5,479
Year	$225,711	$40,166	$27,828

(1)         The fourth quarter of 2005 reflects approximately a $6.1 million pretax increase to earnings to reflect the recording of net over-collections in the memorandum supply cost accounts. This is offset by an unrealized loss of $2 million on the purchased power contracts at the Bear Valley Electric division during the fourth quarter of 2005.

	AWR
	For The Year Ended December 31, 2004
(in thousands, except per share amounts)	Operating Revenues	Operating Income	Net Income	Basic Earnings Per Share

First Quarter	$46,651	$5,550	$1,146	$0.08
Second Quarter	59,344	10,599	6,710	0.44
Third Quarter	68,961	12,666	8,018	0.52
Fourth Quarter	53,049	7,275	2,667	0.15
Year	$228,005	$36,090	$18,541	$1.19

	GSWC
	For The Year Ended December 31, 2004
	Operating	Operating
(in thousands)	Revenues	Income	Net Income

First Quarter	$45,088	$5,932	$1,719
Second Quarter	57,346	10,987	7,319
Third Quarter	66,714	13,011	8,617
Fourth Quarter	50,537	7,607	3,256
Year	$219,685	$37,537	$20,911

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

American States Water Company

We have completed integrated audits of American States Water Company’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of American States Water Company and its subsidiaries (the “Company”) at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting,” appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Los Angeles, California

March 14, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholder of Golden State Water Company

In our opinion, the accompanying balance sheets and statements of capitalization and the related statements of income, common shareholder’s equity and cash flows present fairly, in all material respects, the financial position of Golden State Water Company (“GSWC”) at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of GSWC’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Los Angeles, California

March 14, 2006

Report from Management on the Responsibility for Financial Statements

The consolidated financial statements contained in the annual report were prepared by the management of American States Water Company, which is responsible for their integrity and objectivity. The consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America and include, where necessary, amounts based upon management’s best estimates and judgments. All other financial information in the annual report is consistent with the consolidated financial statements and is also the responsibility of management.

The Audit Committee, composed of three outside directors, exercises oversight of management’s discharge of its responsibilities regarding the systems of internal control and financial reporting. The committee periodically meets with management, the internal auditor and the independent accountants to review the work and findings of each. The committee also reviews the qualifications of, and recommends to the board of directors, a firm of independent registered public accountants.

Registrant’s independent registered public accounting firm, PricewaterhouseCoopers LLP, is engaged to audit the consolidated financial statements included in this report in accordance with the standards of the Public Company Accounting Oversight Board (United States) and to express an opinion on whether those consolidated financial statements fairly present, in all material respects, Registrant’s results of operations, financial position and cash flows. In addition, management’s assessment of the effectiveness of Registrant’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP. The result of their work is expressed in their Report of Independent Registered Public Accounting Firm.

/s/	Floyd E. Wicks	/s/	ROBERT J. SPROWLS
	Floyd E. Wicks		Robert J. Sprowls
	President, Chief Executive Officer		Chief Financial Officer,
Sr. Vice President - Finance,
Treasurer and Secretary

March 14, 2006

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

(a)           Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

(b)           Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

(c)           Attestation Report of the Independent Registered Public Accounting Firm

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(d)           Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d(f) under the Exchange Act) that occurred during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

Information responsive to Part III, Item 10 is included in the Proxy Statement, to be filed by Registrant with the SEC pursuant to Regulation 14A, under the captions therein entitled “Election of Directors” and “Executive Officers - Experience, Security Ownership and Compensation” and is incorporated herein by reference pursuant to General Instruction G(3).

Item 11. Executive Compensation

Information responsive to Part III, Item 11 is included in the Proxy Statement, to be filed by Registrant with the SEC pursuant to Regulation 14A, under the captions therein entitled “Election of Directors” and “Executive Officers - Experience, Security Ownership and Compensation” and “Performance Graph” and is incorporated herein by reference pursuant to General Instruction G(3).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to Part III, Item 12 is included in the Proxy Statement, to be filed by Registrant with the SEC pursuant to Regulation 14A, under the captions therein entitled “Election of Directors” and “Executive Officers - Experience, Security Ownership and Compensation” and is incorporated herein by reference pursuant to General Instruction G(3).

Item 13. Certain Relationships and Related Transactions

Information responsive to Part III, Item 13 is included in the Proxy Statement, to be filed by Registrant with the SEC pursuant to Regulation 14A, under the captions therein entitled “Election of Directors” and is incorporated herein by reference pursuant to General Instruction G(3).

Item 14. Principal Accounting Fees and Services

Information responsive to Part III, Item 14 is included in the Proxy Statement, to be filed by Registrant with the SEC pursuant to Regulation 14A, under the captions therein entitled “Information on Independent Public Accountants” and is incorporated herein by reference pursuant to General Instruction G(3).

Item 15. Exhibits, Financial Statement Schedules

(a)          The following documents are filed as a part of this Annual Report on Form 10-K:

1. Reference is made to the Financial Statements incorporated herein by reference to Part II, Item 8 hereof.

2. Schedule I — Condensed Financial Information of AWR may be found in the Financial Statements and Notes to Financial Statements incorporated herein by reference to Part II, Item 8 hereof or at the conclusion of this Item. Schedules II, III, IV, and V are omitted as they are not applicable.

3. Reference is made to Item 15(b) of this Annual Report on Form 10-K.

(b) Exhibits -

3.1	By-Laws of American States Water Company incorporated herein by reference to Registrant’s Form 8-K, dated November 2, 1998

3.2	Amended and Restated By-laws of Golden State Water Company incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2004

3.3	Amended and Restated Articles of Incorporation of American States Water Company incorporated by reference to Registrant’s Form 10-K/A for the year ended December 31, 2003

3.3.1	Restated Articles of Incorporation of Golden State Water Company, as amended, incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2005

4.1

Amended and Restated Rights Agreement, dated January 25, 1999, by and between American States Water Company and Chase Mellon Shareholder Services, L.L.C., as Rights Agent incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 1998

4.2	Indenture, dated September 1, 1993 between Golden State Water Company and Chemical Trust Company of California incorporated herein by reference to Registrant’s Form 8-K

4.3	Note Purchase Agreement dated as of October 11, 2005 between Golden State Water Company and Co-Bank, ACB incorporated by reference to Registrant’s Form 8-K filed October 13, 2005

10.1

Agreement of Merger dated as of June 25, 1998 by and among Golden State Water Company, GSWC Acquisition Corp. and American States Water Company incorporated herein by reference to Registrant’s Form 8-K, dated July 1, 1998

10.2	Deferred Compensation Plan for Directors and Executives incorporated herein by reference to Registrant’s Registration Statement on Form S-2, Registration No. 33-5151 (2)

10.3

Second Sublease dated October 5, 1984 between Golden State Water Company and Three Valleys Municipal Water District incorporated herein by reference to Registrant’s Registration Statement on Form S-2, Registration No. 33-5151

10.4

Note Agreement dated as of May 15, 1991 between Golden State Water Company and Transamerica Occidental Life Insurance Company incorporated herein by reference to Registrant’s Form 10-Q with respect to the quarter ended June 30, 1991

10.5

Schedule of omitted Note Agreements, dated May 15, 1991, between Golden State Water Company and Transamerica Annuity Life Insurance Company, and Golden State Water Company and First Colony Life Insurance Company incorporated herein by reference to Registrant’s Form 10-Q with respect to the quarter ended June 30, 1991

10.6

Loan Agreement between California Pollution Control Financing Authority and Golden State Water Company, dated as of December 1, 1996 incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 1998

10.7

Agreement for Financing Capital Improvement dated as of June 2, 1992 between Golden State Water Company and Three Valleys Municipal Water District incorporated herein by reference to Registrant’s Form 10-K with respect to the year ended December 31, 1992

10.8

Water Supply Agreement dated as of June 1, 1994 between Golden State Water Company and Central Coast Water Authority incorporated herein by reference to Registrant’s Form 10-K with respect to the year ended December 31, 1994

10.9	2003 Non-Employee Directors Stock Purchase Plan incorporated by reference to Registrant’s Form 8-K filed on May 18, 2005 (2)

10.10	Dividend Reinvestment and Common Share Purchase Plan incorporated herein by reference to American States Water Company Rule 424(b)(3) filing dated October 27, 1999

10.11

Form of Amended and Restated Change in Control Agreements between American States Water Company, Golden State Water Company or American States Utility Services, Inc. and certain executives incorporated herein by reference to Registrant’s Form 10-Q with respect to the quarter ended September 30, 2005 (2)

10.12	Amended and Restated Golden State Water Company Pension Restoration Plan (1)(2)

10.13	American States Water Company Annual Incentive Plan as amended April 29, 2002 incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2002 (2)

10.14	American States Water Company amended 2000 Stock Incentive Plan, as amended (1)(2)

10.15

Loan and Trust Agreement between The Industrial Development Authority of The County of Maricopa, Chaparral City Water Company and Bank One, Arizona, NA,, dated as of December 1, 1997 incorporated by reference to Registrant’s Form 10-K with respect to the year ended December 31, 2000

10.16

Delivery Agreement between Central Arizona Water Conservation District and Chaparral City Water Company, dated as of December 6, 1984 incorporated by reference to Registrant’s Form 10-K with respect to the year ended December 31, 2000

10.17

Repayment Contract between the United States Bureau of Reclamation and Chaparral City Water Company, dated as of December 6, 1984 for construction of a delivery and storage system to transport CAP water incorporated by reference to Registrant’s Form 10-K with respect to the year ended December 31, 2000

10.18	Energy Transaction Confirmation with Mirant Americas Energy Marketing, LP incorporated by reference to Registrant’s Form 10-Q with respect to the quarter ended March 31, 2001

10.19

Power Purchase Agreement in June 2001 between Golden State Water Company and Pinnacle West Capital Corporation incorporated by reference to Registrant’s Form 10-Q with respect to the quarter ended June 30, 2001

10.20	Western Systems Power Pool Agreement incorporated by reference to Registrant’s Form 10-Q with respect to the quarter ended June 30, 2001

10.21	Automated Power Exchange Master Service and Participation Agreement incorporated by reference to Registrant’s Form 10-K with respect to the year ended December 31, 2001

10.22	American States Water Company Three-Year Dividend Equivalent Right Certificate incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2002 (2)

10.23

Power Purchase Agreement dated September 3, 2002 between Golden State Water Company and Pinnacle West Capital Corporation incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2002

10.24	Credit Agreement between American States Water Company dated June 3, 2005 with Wells Fargo Bank, N.A., as Administrative Agent incorporated by reference to the Form 8-K filed June 9, 2005

10.25

Form of Indemnification Agreement for Floyd Wicks, Susan Conway, Joel Dickson, James Gallagher, McClellan Harris III, Roger Kropke, Denise Kruger, Patrick Scanlon and Eva Tang incorporated by reference to Form 10-Q for the quarter ended September 30, 2004 (2)

10.26	Form of Indemnification Agreement for executive officers of American States Water Company incorporated by reference to Form 10-Q for the quarter ended September 30, 2004 (2)

10.27	Form of Indemnification Agreement for executive officers of Golden State Water Company incorporated by reference to Form 10-Q for quarter ended September 30, 2004 (2)

10.28	Form of Non-Qualified Stock Option Plan Agreement for officers and key employees incorporated by reference to Form 8-K on January 1, 2005 (2)

10.29	Water Rights Agreement dated as of January 31, 2006 between Natomas Mutual Water Company and American States Utility Services, Inc. incorporated by reference to the Form 8-K filed February 3, 2006

10.30	Form of Restricted Stock Units Agreement for officers and key employees (1)(2)

10.31	Letter dated November 7, 2005 to Robert J. Sprowls regarding retirement benefits incorporated by reference to Registrant’s Form 10-Q with respect to the quarter ended September 30, 2005

21.	Subsidiaries of Registrant (1)

23.1	Consent of Independent Registered Public Accounting Firm for AWR (1)

23.1.1	Consent of Independent Registered Public Accounting Firm for GSWC (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR(1)

31.1.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC(1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR(1)

31.2.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC(1)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

32.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

(c)	See Item 15(a)(2)

(1)   Filed concurrently herewith.

(2)   Management contract or compensatory arrangement.

(3)   Furnished concurrently herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN STATES WATER COMPANY and its subsidiary GOLDEN STATE WATER COMPANY

By:	/s/ ROBERT J. SPROWLS
Sr. Vice President-Finance, Chief Financial Officer, Treasurer and Secretary

Date:	March 14, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Date:
/s/ LLOYD E. ROSS		March 14, 2006
Lloyd E. Ross
Chairman of the Board and Director

/s/ FLOYD E. WICKS		March 14, 2006
Floyd E. Wicks
Principal Executive Officer, President,
CEO and Director

/s/ ROBERT J. SPROWLS		March 14, 2006
Robert J. Sprowls
Principal Financial and Accounting Officer,
Sr. VP-Finance, Chief Financial Officer, Treasurer and Secretary

/s/ JAMES L. ANDERSON		March 14, 2006
James L. Anderson
Director

/s/ N.P. DODGE, JR.		March 14, 2006
N.P. Dodge, Jr.
Director

/s/ ANNE M. HOLLOWAY		March 14, 2006
Anne M. Holloway
Director

/s/ ROBERT F. KATHOL		March 14, 2006
Robert F. Kathol
Director

AMERICAN STATES WATER COMPANY

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT

CONDENSED BALANCE SHEET

	December 31,
(in thousands)	2005	2004
Assets

Cash and equivalents	$924	$346
Inter-company receivables	17,182	32,525
Other current assets	—	—
Total current assets	18,106	32,871

Investments in subsidiaries	273,559	264,448
Other deferred debits	2,007	51
Total assets	$293,672	$297,370

Liabilities and Capitalization

Note payable to bank	$27,000	$45,000
Accounts payable	5	2
Income taxes payable	2,647	918
Other liabilities	(74)	(15)
Total liabilities	29,578	45,905

Common shareholders’ equity	264,094	251,465
Total capitalization	264,094	251,465

Total liabilities and capitalization	$293,672	$297,370

The accompanying condensed note is an integral part of these condensed financial statements.

AMERICAN STATES WATER COMPANY

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT

CONDENSED STATEMENTS OF INCOME

	December 31,
(In thousands, except per share amounts)	2005	2004	2003
Operating Revenues and Other Income	$59	$—	$—
Operating Expenses	233	335	454
Loss Before Equity in Earnings of Subsidiaries	(174)	(335)	(454)

Equity in Earnings of Subsidiaries	26,938	18,876	12,346

Net Income	$26,766	$18,541	$11,892

Weighted Average Number of Common Shares Outstanding	16,778	15,633	15,200
Basic Earnings Per Common Share	$1.58	$1.19	$0.78

Weighted Average Number of Diluted Common Shares Outstanding	16,809	15,663	15,227
Fully Diluted Earnings per Common Share	$1.57	$1.18	$0.78

The accompanying condensed note is an integral part of these condensed financial statements.

AMERICAN STATES WATER COMPANY

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT

CONDENSED STATEMENTS OF CASH FLOWS

	December 31,
(in thousands)	2005	2004	2003

Cash Flows Provided by (Used) In Operating Activities	$4,157	$(1,842)	$(2,872)

Cash Flows Used in Investing Activities:
Increase in investment of subsidiary	—	$(35,100)	—

Cash Flows From Financing Activities:
Proceeds from the issuance of common stock	1,018	36,772	752
Proceeds from stock option exercises	102	—	—
Net change in notes payable to banks	(18,000)	(11,000)	21,000
Net change in inter-company borrowings	12,400	7,500	(21,000)
Dividends paid	(15,099)	(13,875)	(13,436)
Dividends received from subsidiaries	16,000	15,750	15,400
Net cash provided by (used) in financing activities	(3,579)	35,147	2,716

Increase (decrease) in cash and equivalents	578	(1,795)	(156)
Cash and equivalents at beginning of period	346	2,141	2,297

Cash and equivalents at the end of period	$924	$346	$2,141

Cash dividends received from Golden State Water Company	$16,000	$15,750	$15,400

The accompanying condensed note is an integral part of these condensed financial statements.

AMERICAN STATES WATER COMPANY

NOTES TO CONDENSED FINANCIAL INFORMATION OF PARENT

Note 1 – Note Payable to Banks

In June 2002, AWR (the parent) established a new $75 million syndicated credit facility that expired on June 5, 2005. In June 2005, AWR (the parent) amended and restated its credit agreement which increased its borrowing limit under this facility to $85 million and extended the maturity date to June 2010. Up to $20 million of this facility may be used for letters of credit. Under the terms of this facility, either AWR (the parent) or GSWC may obtain letters of credit for up to an aggregate of $20 million. GSWC has obtained letters of credit, in the amount of $11,181,000 in aggregate, including (1) a letter of credit with a fee of 0.75%, which expires June 5, 2008, in the amount of $6,296,000 to a trustee with respect to the variable rate obligation issued by the Three Valleys Municipal Water District, (2) a letter of credit with an annual fee of 0.75%, which expires June 1, 2006, in the amount of $700,000 as security for the deductible in the Company’s business automobile insurance policy, (3) a letter of credit with a fee of 0.75%, which expires October 5, 2008 in an amount of $585,000 as security for the purchase of power, and (4) an irrevocable letter of credit in the amount of $3,600,000, which expires October 5, 2008, pursuant to a settlement agreement with Edison to cover Registrant’s commitment to pay the settlement amount. There were no compensating balances required. Loans can be obtained at the option of Registrant and bear interest at rates based on credit ratings and Euro rate margins.

At December 31, 2005, $27 million was outstanding under this facility, $9.9 million of which was used to fund AWR’s (the parent) activities. Registrant’s short-term borrowing activities (excluding letters of credit) for the last three years were as follows:

	December 31,
(in thousands, except percent)	2005	2004	2003
Balance Outstanding at December 31,	$27,000	$45,000	$56,000
Interest Rate at December 31,	5.13%	3.16%	1.78%
Average Amount Outstanding	$43,468	$48,148	$34,638
Weighted Average Annual Interest Rate	4.04%	2.09%	1.84%
Maximum Amount Outstanding	$60,000	$60,000	$56,000