Form 10-Q
period 2008-06-30
Golden State Water CO; AMERICAN STATES WATER CO
filed 2008-08-08
CIK 92116, 1056903

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2008

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from                      to

Commission file number   001-14431

American States Water Company

(Exact Name of Registrant as Specified in Its Charter)

California	95-4676679
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

630 E. Foothill Blvd, San Dimas, CA	91773-1212
(Address of Principal Executive Offices)	(Zip Code)

(909) 394-3600

(Registrant’s Telephone Number, Including Area Code)

Not Applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Commission file number   001-12008

Golden State Water Company

(Exact Name of Registrant as Specified in Its Charter)

California	95-1243678
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

630 E. Foothill Blvd, San Dimas, CA	91773-1212
(Address of Principal Executive Offices)	(Zip Code)

(909) 394-3600

(Registrant’s Telephone Number, Including Area Code)

Not Applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

American States Water Company

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Golden State Water Company

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

American States Water Company	Yes ☐	No ☒
Golden State Water Company	Yes ☐	No ☒

As of August 6, 2008, the number of Common Shares outstanding, of American States Water Company was 17,253,910 shares.

As of August 6, 2008, all of the 122 outstanding Common Shares of Golden State Water Company were owned by American States Water Company.

AMERICAN STATES WATER COMPANY

and

GOLDEN STATE WATER COMPANY

FORM 10-Q - INDEX

PART I

Item 1. Financial Statements

General

The basic financial statements included herein have been prepared by Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.

Certain information and footnote disclosures normally included in financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments consisting of normal recurring items and estimates necessary for a fair statement of results for the interim period have been made.

It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto in the latest Annual Report on Form 10-K of American States Water Company and its wholly-owned subsidiary, Golden State Water Company.

Filing Format

American States Water Company (hereinafter “AWR”) is the parent company of Golden State Water Company (hereinafter “GSWC”), Chaparral City Water Company (hereinafter “CCWC”) and American States Utility Services, Inc. (hereinafter “ASUS”) and its subsidiaries.

This quarterly report on Form 10-Q is a combined report being filed by two separate Registrants: AWR and GSWC. For more information, please see Note 1 to the Notes to Consolidated Financial Statements and the heading entitled General in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. References in this report to “Registrant” are to AWR and GSWC collectively, unless otherwise specified. GSWC makes no representations as to the information contained in this report relating to AWR and its subsidiaries, other than GSWC.

Forward-Looking Information

Certain matters discussed in this report (including the documents incorporated herein by reference) are forward-looking statements intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as Registrant “believes,” “anticipates,” “expects” or words of similar import. Similarly, statements that describe Registrant’s future plans, objectives, estimates or goals are also forward-looking statements. Such statements address future events and conditions concerning the ability to raise capital, capital expenditures, earnings, litigation, rates, water sales, water quality and other regulatory matters, adequacy of water supplies, the ability of GSWC and CCWC to recover electric, natural gas and water supply costs from ratepayers, contract operations, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements, by reason of factors such as changes in utility regulation, including ongoing local, state and federal activities; recovery of regulatory assets not yet included in rates; future economic conditions, including changes in customer demand and changes in water and energy supply costs; future weather and climatic conditions; the effects of conservation due to increased customer awareness; delays in customer payments or price redeterminations on contracts executed by ASUS and its subsidiaries; and legislative, legal proceedings, regulatory and other circumstances affecting anticipated revenues and costs.

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS

ASSETS
(Unaudited)

(in thousands)	June 30, 2008	December 31, 2007
Utility Plant, at cost
Water	$1,005,495	$982,708
Electric	65,453	65,078
	1,070,948	1,047,786
Less - Accumulated depreciation	(332,319)	(316,038)
	738,629	731,748
Construction work in progress	62,822	44,631
Net utility plant	801,451	776,379

Other Property and Investments
Goodwill	12,393	11,354
Other property and investments	10,813	10,245
Total other property and investments	23,206	21,599

Current Assets
Cash and cash equivalents	371	1,698
Accounts receivable-customers (less allowance for doubtful accounts of $572 in 2008 and $539 in 2007)	17,552	16,095
Unbilled revenue	21,681	16,035
Receivable from the U.S. government (less allowance for doubtful accounts of $332 in 2008 and $496 in 2007)	5,015	7,556
Other accounts receivable (less allowance for doubtful accounts of $324 in 2008 and $629 in 2007)	3,566	4,154
Income taxes receivable	1,538	60
Materials and supplies, at average cost	1,683	1,576
Regulatory assets – current	7,723	5,187
Prepayments and other current assets	2,042	2,765
Unrealized gain on purchased power contracts	2,953	—
Costs and estimated earnings in excess of billings on uncompleted contracts	5,185	3,842
Deferred income taxes – current	675	4,047
Total current assets	69,984	63,015

Regulatory and Other Assets
Regulatory assets	80,418	82,539
Other accounts receivable	9,963	9,723
Costs and estimated earnings in excess of billings on uncompleted contracts	7,022	2,284
Deferred income taxes	112	28
Other	10,385	8,331
Total regulatory and other assets	107,900	102,905

Total Assets	$1,002,541	$963,898

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands)	June 30, 2008	December 31, 2007
Capitalization
Common shares, no par value, no stated value	$182,922	$181,796
Earnings reinvested in the business	126,259	120,333
Total common shareholders’ equity	309,181	302,129
Long-term debt	267,114	267,226
Total capitalization	576,295	569,355

Current Liabilities
Notes payable to banks	56,750	37,200
Long-term debt – current	523	609
Accounts payable	34,902	29,091
Income taxes payable	—	398
Accrued employee expenses	7,321	6,228
Accrued interest	2,466	2,467
Unrealized loss on purchased power contracts	—	1,554
Regulatory liabilities – current	—	173
Billings in excess of costs and estimated earnings on uncompleted contracts	4,405	2,641
Deferred income taxes – current	435	—
Other	12,489	13,890
Total current liabilities	119,291	94,251

Other Credits
Advances for construction	85,737	84,479
Contributions in aid of construction – net	99,664	98,657
Deferred income taxes	83,151	82,480
Unamortized investment tax credits	2,291	2,336
Accrued pension and other postretirement benefits	23,480	20,851
Regulatory liabilities	531	557
Billings in excess of costs and estimated earnings on uncompleted contracts	3,172	2,037
Other	8,929	8,895
Total other credits	306,955	300,292

Commitments and Contingencies (Note 7)	—	—

Total Capitalization and Liabilities	$1,002,541	$963,898

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS
ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	Three Months Ended June 30,
(in thousands, except per share amounts)	2008	2007
Operating Revenues
Water	$65,370	$60,826
Electric	6,208	6,255
Contracted services	8,735	12,165
Total operating revenues	80,313	79,246

Operating Expenses
Water purchased	13,079	12,077
Power purchased for pumping	2,655	2,673
Groundwater production assessment	2,890	2,549
Power purchased for resale	2,595	2,915
Unrealized (gain) loss on purchased power contracts	(1,664)	236
Supply cost balancing accounts	(672)	(1,190)
Other operating expenses	7,053	6,559
Administrative and general expenses	14,943	13,664
Depreciation and amortization	7,810	7,088
Maintenance	4,770	4,353
Property and other taxes	2,839	2,843
ASUS construction expenses	4,434	8,260
Net gain on sale of property	—	(238)
Total operating expenses	60,732	61,789

Operating Income	19,581	17,457

Other Income and Expenses
Interest expense	(5,294)	(5,570)
Interest income	775	586
Other	7	63
Total other income and expenses	(4,512)	(4,921)

Income from operations before income tax expense	15,069	12,536

Income tax expense	5,786	5,214

Net Income	$9,283	$7,322

Weighted Average Number of Shares Outstanding	17,248	17,094
Basic Earnings Per Common Share	$0.54	$0.42

Weighted Average Number of Diluted Shares	17,325	17,146
Fully Diluted Earnings Per Share	$0.53	$0.42

Dividends Declared Per Common Share	$0.250	$0.235

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME

FOR THE SIX MONTHS
ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	Six Months Ended June 30,
(in thousands, except per share amounts)	2008	2007
Operating Revenues
Water	$117,459	$111,153
Electric	15,011	15,124
Contracted services	16,785	25,239
Total operating revenues	149,255	151,516

Operating Expenses
Water purchased	21,032	20,950
Power purchased for pumping	4,335	4,791
Groundwater production assessment	5,265	4,828
Power purchased for resale	6,834	7,196
Unrealized gain on purchased power contracts	(4,507)	(2,474)
Supply cost balancing accounts	(779)	(1,910)
Other operating expenses	15,049	13,156
Administrative and general expenses	29,770	26,671
Depreciation and amortization	15,603	14,177
Maintenance	8,542	7,326
Property and other taxes	5,759	5,773
ASUS construction expenses	8,309	17,329
Net gain on sale of property	—	(605)
Total operating expenses	115,212	117,208

Operating Income	34,043	34,308

Other Income and Expenses
Interest expense	(10,672)	(11,066)
Interest income	1,136	1,152
Other	121	132
Total other income and expenses	(9,415)	(9,782)

Income from operations before income tax expense	24,628	24,526

Income tax expense	10,041	10,220

Net Income	$14,587	$14,306

Weighted Average Number of Shares Outstanding	17,243	17,066
Basic Earnings Per Common Share	$0.84	$0.83

Weighted Average Number of Diluted Shares	17,362	17,121
Fully Diluted Earnings Per Share	$0.84	$0.82

Dividends Declared Per Common Share	$0.500	$0.470

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2008	2007
Cash Flows From Operating Activities:
Net income	$14,587	$14,306
Adjustments for non-cash items:
Depreciation and amortization	15,603	14,177
Provision for doubtful accounts	406	194
Deferred income taxes and investment tax credits	4,415	3,248
Unrealized gain on purchased power contracts	(4,507)	(2,474)
Stock-based compensation expense	618	530
Net gain on sale of property	—	(605)
Other – net	279	520
Changes in assets and liabilities:
Accounts receivable – customers	(1,854)	(982)
Unbilled revenue	(5,646)	(4,622)
Other accounts receivable	354	(350)
Receivable from the U.S. government	2,526	1,505
Materials and supplies	(107)	(84)
Prepayments and other current assets	723	159
Regulatory assets — supply cost balancing accounts	(779)	(1,910)
Costs and estimated earnings in excess of billings on uncompleted contracts	(6,081)	(1,370)
Other assets	(1,790)	233
Accounts payable	5,102	1,036
Income taxes receivable/payable	(1,876)	3,150
Billings in excess of costs and estimated earnings on uncompleted contracts	2,899	173
Accrued pension and other postretirement benefits	2,629	2,306
Other liabilities	153	1,207
Net cash provided	27,654	30,347
Cash Flows From Investing Activities:
Construction expenditures	(38,822)	(19,880)
Business acquisition	(2,298)	—
Proceeds from sale of property	—	623
Net cash used	(41,120)	(19,257)
Cash Flows From Financing Activities:
Proceeds from issuance of common shares	424	507
Proceeds from stock option exercises	53	1,127
Receipt of advances for and contributions in aid of construction	3,776	4,391
Refunds on advances for construction	(2,709)	(3,418)
Repayments of long-term debt	(198)	(212)
Net change in notes payable to banks	19,550	(3,500)
Dividends paid	(8,621)	(8,017)
Other	(136)	83
Net cash provided (used)	12,139	(9,039)
Net (decrease) increase in cash and cash equivalents	(1,327)	2,051
Cash and cash equivalents, beginning of period	1,698	3,223
Cash and cash equivalents, end of period	$371	$5,274

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN STATE WATER COMPANY
BALANCE SHEETS

ASSETS
(Unaudited)

(in thousands)	June 30, 2008	December 31, 2007
Utility Plant, at cost

Water	$943,859	$922,459
Electric	65,453	65,078
	1,009,312	987,537
Less - Accumulated depreciation	(313,907)	(298,856)
	695,405	688,681
Construction work in progress	59,610	43,552
Net utility plant	755,015	732,233

Other Property and Investments	7,825	7,838

Current Assets
Cash and cash equivalents	365	1,389
Accounts receivable-customers (less allowance for doubtful accounts of $538 in 2008 and $519 in 2007)	17,177	15,741
Unbilled revenue	21,263	15,701
Inter-company receivable	713	563
Other accounts receivable (less allowance for doubtful accounts of $275 in 2008 and $442 in 2007)	3,161	3,195
Materials and supplies, at average cost	1,597	1,562
Regulatory assets – current	7,652	5,116
Prepayments and other current assets	1,804	2,595
Unrealized gain on purchased power contracts	2,953	—
Deferred income taxes - current	707	3,845
Total current assets	57,392	49,707

Regulatory and Other Assets
Regulatory assets	80,418	82,539
Other accounts receivable	9,963	9,723
Other	9,723	7,933
Total regulatory and other assets	100,104	100,195

Total Assets	$920,336	$889,973

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands)	June 30, 2008	December 31, 2007
Capitalization
Common shares, no par value, no stated value	$163,736	$163,180
Earnings reinvested in the business	126,346	115,261
Total common shareholder’s equity	290,082	278,441
Long-term debt	260,829	260,941
Total capitalization	550,911	539,382

Current Liabilities
Long-term debt - current	223	309
Accounts payable	31,076	24,402
Inter-company payable	33,389	23,764
Income taxes payable to Parent	1,189	2,469
Accrued employee expenses	6,522	5,677
Accrued interest	2,406	2,424
Unrealized loss on purchased power contracts	—	1,554
Regulatory liabilities - current	—	173
Deferred income taxes - current	436	—
Other	12,106	13,459
Total current liabilities	87,347	74,231

Other Credits
Advances for construction	80,074	78,917
Contributions in aid of construction - net	88,485	87,323
Deferred income taxes	79,605	78,805
Unamortized investment tax credits	2,291	2,336
Accrued pension and other postretirement benefits	23,480	20,851
Other	8,143	8,128
Total other credits	282,078	276,360

Commitments and Contingencies (Note 7)	—	—

Total Capitalization and Liabilities	$920,336	$889,973

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME

FOR THE THREE MONTHS
ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	Three Months Ended June 30,
(in thousands)	2008	2007
Operating Revenues
Water	$63,413	$58,894
Electric	6,208	6,255
Total operating revenues	69,621	65,149

Operating Expenses
Water purchased	12,896	11,877
Power purchased for pumping	2,497	2,506
Groundwater production assessment	2,890	2,549
Power purchased for resale	2,595	2,915
Unrealized (gain) loss on purchased power contracts	(1,664)	236
Supply cost balancing accounts	(672)	(1,190)
Other operating expenses	5,628	5,631
Administrative and general expenses	11,934	11,676
Depreciation and amortization	7,252	6,645
Maintenance	3,795	4,037
Property and other taxes	2,648	2,733
Net gain on sale of property	—	(238)
Total operating expenses	49,799	49,377

Operating Income	19,822	15,772

Other Income and Expenses
Interest expense	(4,965)	(5,182)
Interest income	729	528
Other	5	47
	(4,231)	(4,607)

Income from operations before income tax expense	15,591	11,165

Income tax expense	5,985	4,695

Net Income	$9,606	$6,470

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME

FOR THE SIX MONTHS
ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2008	2007
Operating Revenues
Water	$113,919	$107,582
Electric	15,011	15,124
Total operating revenues	128,930	122,706

Operating Expenses
Water purchased	20,683	20,586
Power purchased for pumping	4,072	4,522
Groundwater production assessment	5,265	4,828
Power purchased for resale	6,834	7,196
Unrealized gain on purchased power contracts	(4,507)	(2,474)
Supply cost balancing accounts	(779)	(1,910)
Other operating expenses	11,744	11,331
Administrative and general expenses	23,601	23,171
Depreciation and amortization	14,494	13,289
Maintenance	7,119	6,807
Property and other taxes	5,409	5,562
Net gain on sale of property	—	(605)
Total operating expenses	93,935	92,303

Operating Income	34,995	30,403

Other Income and Expenses
Interest expense	(10,017)	(10,201)
Interest income	1,086	1,061
Other	91	99
	(8,840)	(9,041)

Income from operations before income tax expense	26,155	21,362

Income tax expense	10,631	8,990

Net Income	$15,524	$12,372

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF CASH FLOW

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2008	2007
Cash Flows From Operating Activities:
Net income	$15,524	$12,372
Adjustments for non-cash items:
Depreciation and amortization	14,494	13,289
Provision for doubtful accounts	367	154
Deferred income taxes and investment tax credits	4,395	3,309
Unrealized gain on purchased power contracts	(4,507)	(2,474)
Stock-based compensation expense	515	492
Net gain on sale of property	—	(605)
Other — net	175	467
Changes in assets and liabilities:
Accounts receivable - customers	(1,809)	(911)
Unbilled revenue	(5,562)	(4,524)
Other accounts receivable	(200)	(685)
Materials and supplies	(35)	(84)
Prepayments and other current assets	791	164
Regulatory assets - supply cost balancing accounts	(779)	(1,910)
Other assets	(1,642)	184
Accounts payable	6,093	1,406
Inter-company receivable/payable	115	266
Income taxes payable from Parent	(1,280)	2,036
Accrued pension and other postretirement benefits	2,629	2,306
Other liabilities	90	1,242
Net cash provided	29,374	26,494

Cash Flows From Investing Activities:
Construction expenditures	(36,004)	(18,697)
Proceeds from sale of property	—	623
Net cash used	(36,004)	(18,074)

Cash Flows From Financing Activities:
Receipt of advances for and contributions in aid of construction	3,585	4,124
Refunds on advances for construction	(2,614)	(3,418)
Repayments of long-term debt	(198)	(212)
Net change in inter-company borrowings	9,360	1,000
Dividends paid	(4,400)	(8,600)
Other	(127)	86
Net cash provided (used)	5,606	(7,020)

Net (decrease) increase in cash and cash equivalents	(1,024)	1,400
Cash and cash equivalents, beginning of period	1,389	1,735
Cash and cash equivalents, end of period	$365	$3,135

The accompanying notes are an integral part of these financial statements

AMERICAN STATES WATER COMPANY
AND
GOLDEN STATE WATER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Summary of Significant Accounting Policies:

General / Nature of Operations: American States Water Company (“AWR”) is the parent company of Golden State Water Company (“GSWC”), Chaparral City Water Company (“CCWC”) and American States Utility Services, Inc. (“ASUS”) and its subsidiaries, Fort Bliss Water Services Company (“FBWS”), Terrapin Utility Services, Inc. (“TUS”), Old Dominion Utility Services, Inc. (“ODUS”), Palmetto State Utility Services, Inc. (“PSUS”) and Old North Utility Services, Inc. (“ONUS”). GSWC is a public utility engaged principally in the purchase, production, distribution and sale of water in California serving approximately 254,000 water customers. GSWC also distributes electricity in several San Bernardino Mountain communities serving approximately 23,000 electric customers. The California Public Utilities Commission (“CPUC”) regulates GSWC’s water and electric business, including properties, rates, services, facilities and other matters. CCWC is a public utility regulated by the Arizona Corporation Commission (“ACC”) serving over 13,000 customers in the town of Fountain Hills, Arizona and a portion of the City of Scottsdale, Arizona. ASUS performs water and wastewater related services and operations on a contract basis. There is no direct regulatory oversight by either the CPUC or the ACC of the operation or rates of the contracted services provided by ASUS and its wholly owned subsidiaries or by AWR. The consolidated financial statements include the accounts of AWR, GSWC, CCWC and ASUS and its subsidiaries.  AWR’s assets, revenues and operations are primarily those of GSWC.

ASUS, through its wholly-owned subsidiaries, has entered into agreements with the U.S. government to operate and maintain the water and/or wastewater systems at various military bases pursuant to 50-year fixed price contracts, which are subject to periodic price redeterminations and modifications for changes in circumstances.  In September and October of 2007, ASUS was awarded contracts to operate and maintain the water and wastewater systems at Fort Jackson, South Carolina and at Fort Bragg/Pope AFB, North Carolina, respectively. These contracts have substantially similar terms as the agreements previously executed by ASUS with the U.S. government.  PSUS commenced operations at Fort Jackson on January 2, 2008 and ONUS commenced operations at Fort Bragg on March 1, 2008, both following the expiration of transition periods.

Basis of Presentation: The consolidated financial statements of AWR include the accounts of AWR and its subsidiaries, all of which are wholly owned. These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Inter-company transactions and balances have been eliminated in the AWR consolidated financial statements. Investments in partially-owned affiliates are accounted for by the equity method when Registrant’s ownership interest exceeds 20%. The consolidated financial statements included herein have been prepared by Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for annual financial statements have been condensed or omitted pursuant to such rules and regulations. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal, recurring items and estimates necessary for a fair statement of the results for the interim periods, have been made. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Form 10-K for the year ended December 31, 2007 filed with the SEC.

GSWC’s Related Party Transactions: GSWC and other subsidiaries provide and receive various services to and from their parent, AWR, and among themselves. In addition, AWR has an $85 million syndicated credit facility. AWR borrows under this facility and provides funds to its subsidiaries, including GSWC, in support of their operations. Amounts owed to AWR for borrowings under this facility represent the majority of GSWC’s inter-company payables on GSWC’s balance sheets as of June 30, 2008 and December 31, 2007. The interest rate charged to GSWC is sufficient to cover AWR’s interest cost under the credit facility. GSWC also allocates certain corporate office administrative and general costs to its affiliates using allocation factors agreed upon by the CPUC.

Sales and Use Taxes:  GSWC bills certain sales and use taxes levied by state or local governments to its customers. Included in these sales and use taxes are franchise fees, which GSWC pays to various municipalities (based on ordinances adopted by these municipalities) in order to use public right of way for utility purposes. GSWC bills these franchise fees to its customers based on a CPUC-authorized rate. These franchise fees, which are required to be paid regardless of GSWC’s ability to collect from the customer, are accounted for on a gross basis. GSWC’s franchise fees billed to customers and recorded as operating revenue were approximately $635,000 and $619,000 for the three months ended June 30, 2008 and 2007, respectively, and $1,333,000 and $1,352,000 for the six months ended June 30, 2008 and 2007, respectively. When GSWC acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis.

New Accounting Pronouncements:   In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.   In February 2008, the FASB delayed the effective date of SFAS No. 157 for certain nonfinancial assets and liabilities until January 1, 2009.  These nonfinancial items include assets and liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis, such as Registrant’s reporting units measured at fair value in a goodwill impairment test and asset retirement obligations.  As it applies to its financial instruments, Registrant implemented the new standard effective January 1, 2008.  The partial adoption of SFAS No. 157 for financial assets and liabilities did not have any impact on Registrant’s consolidated financial position, results of operations or cash flows, however it does require additional disclosures.  See Note 4 for information and related disclosures regarding the fair value measurements on Registrant’s derivatives.  The carrying value of other financial assets and liabilities, including cash, accounts receivable, accounts payable and short-term debt, approximate fair value due to their short maturities or variable-rate nature of the respective borrowings.  Long-term debt is not carried at fair value but SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” requires fair value disclosure on an annual basis.  Registrant’s pension and postretirement plan assets are comprised of actively traded debt and equity securities, and therefore the market related value is equal to the fair value of plan assets which is used to compute the funded status recognized in Registrant’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”.  SFAS No. 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between “carrying value” and “fair value” at the election date is recorded as a transition adjustment to beginning retained earnings. Subsequent changes in fair value are recognized in earnings. SFAS No. 159 also establishes additional disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar type assets and liabilities. SFAS No. 159 was effective for Registrant’s fiscal year beginning January 1, 2008.  Registrant has not elected to apply the fair value option to any of its financial assets and liabilities. Therefore, the adoption of SFAS No. 159 did not have any impact on Registrant’s consolidated financial position, results of operations or cash flows.

In March 2007, the FASB Emerging Issues Task Force (“EITF”) issued EITF No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment”, which concludes that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees and directors for equity classified as nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase in additional paid-in capital. Registrant has commenced recognizing this tax benefit as an increase in additional paid-in capital beginning January 1, 2008. The impact of this change was not material to Registrant’s consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110, “Share-Based Payment”. Effective January 1, 2008, Registrant adopted the guidance of SAB No. 110, which requires Registrant to develop expected option terms by reviewing detailed external information about employee exercise behavior.  The simplified method is no longer permitted if such information is available.  As a result of the new guidance, Registrant’s expected term used for options granted in 2008 was 5 years as compared to 6 years which was derived under the simplified method used for grants in prior years.

In December 2007, the FASB issued SFAS No. 141(R) (revised 2007), “Business Combinations”. SFAS No. 141(R) which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations Registrant engages in will be recorded and disclosed following existing accounting standards until January 1, 2009.

In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”. The objective of SFAS No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations.  SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  Registrant is evaluating the potential impact of SFAS No. 160; however, this standard is not expected to have any material impact on Registrant’s future consolidated financial statements and disclosures.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS No. 161”).  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008.  Registrant is currently assessing the impact of SFAS No. 161 on its consolidated financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411(The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles). The FASB does not expect SFAS No. 162 will result in a change in current practice. However, transition provisions have been provided in the unusual circumstance that the application of the provisions of SFAS No. 162 results in a change in practice.  Registrant does not expect any impact as a result of adopting SFAS No. 162.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on Registrant’s consolidated financial statements upon adoption.

Note 2 — Regulatory Matters:

In accordance with accounting principles for rate-regulated enterprises, Registrant records regulatory assets, which represent probable future revenue associated with certain costs that will be recovered from customers through the ratemaking process, and regulatory liabilities, which represent probable future reductions in revenue associated with amounts that are to be credited to customers through the ratemaking process. At June 30, 2008, Registrant had approximately $13.1 million of regulatory assets not accruing carrying costs. Of this amount, $5.2 million relates to deferred income taxes representing accelerated tax benefits flowed-through to ratepayers, which will be included in rates concurrently with recognition of the associated future tax expense, and a $6.2 million “non-yielding” regulatory asset related to general rate case memorandum accounts to be recovered over 24 months.  The remainder relates to other expenses that do not provide for recovery of carrying costs that Registrant expects to recover in rates over a short period.  Regulatory assets, less regulatory liabilities, included in the consolidated balance sheets are as follows:

(In thousands)	June 30, 2008	December 31, 2007
GSWC
Electric supply cost balancing account	$16,570	$18,318
Water supply cost balancing accounts	11,128	8,525
Costs deferred for future recovery on Aerojet case	21,009	21,244
Pensions and other postretirement obligations	10,842	11,443
Flow-through taxes, net	5,154	5,220
Electric transmission line abandonment costs	3,081	3,157
Asset retirement obligations	3,722	3,547
Low income rate assistance balancing accounts	4,792	4,147
General rate case memorandum accounts	6,212	7,162
Santa Maria adjudication memorandum accounts	4,075	4,005
Refund of water right lease revenues	(2,691)	(2,945)
Other regulatory assets, net	4,176	3,659
Total GSWC	$88,070	$87,482
CCWC
Asset retirement obligations	$53	$52
Other regulatory liabilities, net	(513)	(538)
Total AWR	$87,610	$86,996

Regulatory matters are discussed in detail in the consolidated financial statements and the notes thereto included in the Form 10-K for the year ended December 31, 2007 filed with the SEC.  The discussion below focuses on significant matters and changes since December 31, 2007.

Supply Cost Balancing Accounts:

Electric Supply Cost Balancing Account—Electric power costs incurred by GSWC’s Bear Valley Electric Service (“BVES”) division continue to be charged to its electric supply cost balancing account. The under-collection in the electric supply cost balancing account is $16.6 million at June 30, 2008.  Of this amount, approximately $4.4 million relates to the under-collection remaining as of June 30, 2008 that was incurred during the energy crisis in late 2000 and 2001, discussed below.  The remaining $12.2 million in the electric supply cost balancing account relates to $3.2 million from the tariff charged to GSWC by Southern California Edison (“Edison”) for the abandonment of a transmission line upgrade discussed below, and $9.0 million for changes in purchased energy and power system delivery costs including interest, also discussed below.

The CPUC has authorized GSWC to collect a surcharge from its customers of 2.2¢ per kilowatt hour through August 2011, to enable GSWC to recover an under-collection of approximately $23.1 million at the end of 2001 which had been incurred during the energy crisis in late 2000 and 2001. GSWC sold 29,717,109 and 30,724,243 kilowatt hours of electricity to its BVES’ customers for the three months ended June 30, 2008 and 2007, respectively, and sold 73,414,752 and 73,408,022 kilowatt hours of electricity to its customers for the six months ended June 30, 2008 and 2007, respectively. As a result of the surcharge, the supply cost balancing account was reduced by approximately $667,000 and $663,000 for the three months ended June 30, 2008 and 2007, respectively, and $1,641,000 and $1,581,000 for the six months ended June 30, 2008 and 2007, respectively.  Approximately $18.7  million of the $23.1 million under-collection incurred during the energy crisis in late 2000 and 2001 has been recovered through this surcharge. GSWC anticipates the surcharge, based on electricity sales, to be sufficient for it to recover by August 2011 the amount of the under-collected balance incurred during the energy crisis. However, in 2011, if GSWC has not fully recovered the amount of this under collection, GSWC will seek regulatory approval of any amounts not recovered through this surcharge.

Changes in purchased energy and power system delivery costs also impact the electric supply cost balancing account. The purchased energy costs that are recorded in the supply cost balancing account are subject to a price cap by terms of a 2001 CPUC decision. The BVES division of GSWC is allowed to include up to a weighted average annual purchased energy cost of $77 per megawatt-hour (“MWh”) through August 2011 in its electric supply cost balancing account. To the extent that the actual weighted average annual cost for power purchased exceeds the $77 per MWh amount, GSWC will not be able to include these amounts in its balancing account and such amounts will be expensed unless a subsequent order is issued by the CPUC.  GSWC intends to seek such an order in connection with BVES’ general rate case proceedings.  During the three and six months ended June 30, 2008 there were no amounts expensed over the $77 per MWh cap. During the three and six months ended June 30, 2007, the amount expensed was $29,000.

Charges to GSWC by Edison associated with the transportation of energy over Edison’s power system and the abandonment of a transmission line upgrade have increased under Edison’s tariff to levels that exceed the amounts authorized by the CPUC in BVES’s retail power rates to its customers. The incremental cost increase to GSWC from the tariff for the abandonment of a transmission line upgrade, which is not currently included in rates, is $38,137 per month.  The incremental costs not included in rates have been included in the balancing account at June 30, 2008 for subsequent recovery from customers, subject to CPUC approval.

The power system delivery costs are not subject to the $77 per MWh price cap referenced above.  Other components, such as interest accrued on the cumulative under-collected balance and power loss during transmission, also affect the balance of the electric supply cost balancing account.

In summary, for the three months ended June 30, 2008 and 2007, the under-collection decreased by approximately $730,000 and $406,000, respectively, and $1,748,000 and $1,189,000 for the six months ended June 30, 2008 and 2007, respectively.

Water Supply Cost Balancing Accounts—As permitted by the CPUC, Registrant maintains water supply cost balancing accounts for GSWC to account for under-collections and over-collections of revenues designed to recover such costs.  The supply cost balancing accounts track differences between the current cost for supply items (water, power, and pump taxes) charged by GSWC’s suppliers and the cost for those items incorporated into GSWC’s rates. Under-collections (recorded as regulatory assets) occur when the current cost exceeds the amount in rates for these items and, conversely, over-collections (recorded as regulatory liabilities) occur when the current cost of these items is less than the amount in rates.  Typically, under-collections or over-collections, when they occur, are tracked in the supply cost balancing accounts for future recovery or refund through a surcharge (in the event of an under-collection) or through a surcredit (in the event of an over-collection) on customers’ bills.  Registrant accrues interest on its supply cost balancing accounts at the rate prevailing for 90-day commercial paper.  Registrant does not maintain a supply cost balancing account for CCWC.

For the three months ended June 30, 2008 and 2007, approximately $1.4 million and $1.6 million of under-collections, respectively, were recorded in the water supply cost balancing accounts.  For the six months ended June 30, 2008 and 2007, approximately $2.6 million and $3.1 million of under-collections, respectively, were recorded in the water supply cost balancing accounts. Amortization of surcharges that are in rates to recover under-collections from customers and surcredits that are in rates to refund over-collections to customers also increased or decreased the water supply cost balancing accounts, as applicable.  During the three months ended June 30, 2008 and 2007, approximately $49,000 of over-collection and $250,000 of under-collection amortization affected the water supply cost balancing accounts, respectively.  During the six months ended June 30, 2008 and 2007, approximately $247,000 and $570,000 of under-collection amortization decreased the water supply cost balancing accounts, respectively.

As of June 30, 2008, there is approximately $11.1 million net under-collection in the water supply cost balancing accounts.  Of this amount, approximately $8.1 million relates to GSWC’s Region III customer service area.  In May 2008, the CPUC approved a surcharge to begin recovering $7.0 million of this under-collection over 24 months.   The remaining $1.1 million for Region III will be included in future filings for recovery.  Further, the remaining $3.0 million net under-collections in the water supply cost balancing accounts relate to GSWC’s Region I net under-collection of $2.0 million and Region II’s net under-collection of $970,000.  Currently, there is a surcharge in place in Region I expiring in January 2009 to recover this under-collection, and a surcredit at Region II to refund a previous over-collection expiring in August 2008.

Costs Deferred for Future Recovery:

In 1999, GSWC sued Aerojet-General Corporation (“Aerojet”) for contaminating the Sacramento County Groundwater Basin, which affected certain GSWC wells. On a related matter, GSWC also filed a lawsuit against the State of California (the “State”). The CPUC authorized memorandum accounts to allow for recovery, from customers, of costs incurred by GSWC in prosecuting the cases against Aerojet and the State, less any recovery from the defendants or others.  On July 21, 2005, the CPUC authorized GSWC to collect approximately $21.3 million of the Aerojet litigation memorandum account, through a rate surcharge, which will continue for no longer than 20 years. Beginning in October 2005, new rates went into effect to begin amortizing the memorandum account over a 20-year period.  A rate surcharge generating approximately $277,000 and $285,000 was billed to customers during the three months ended June 30, 2008 and 2007, respectively, and $490,000 and $505,000 during the six months ended June 30, 2008 and 2007, respectively.  GSWC will keep the Aerojet memorandum account open until the earlier of full amortization of the balance or 20 years. However, no costs will be added to the memorandum account, other than on-going interest charges approved by the CPUC decision. Pursuant to the decision, additional interest of approximately $109,000 and $278,000 was added to the Aerojet litigation memorandum account during the three months ended June 30, 2008 and 2007, respectively, and $256,000 and $554,000 during the six months ended June 30, 2008 and 2007, respectively.

It is management’s intention to offset any settlement proceeds received from Aerojet, pursuant to the settlement agreement, against the balance in the memorandum account, with the exception of an $8.0 million payment guaranteed by Aerojet.  This payment, plus interest on the unpaid balance, is scheduled to be paid by Aerojet in installments over five years beginning in 2009.  Aerojet has also agreed to reimburse GSWC an additional $17.5 million, plus interest accruing from January 1, 2004, for GSWC’s past legal and expert costs. The recovery of the $17.5 million is contingent upon the issuance of land use approvals for development in a defined area within Aerojet property in Eastern Sacramento County and the receipt of certain fees in connection with such development.

Santa Maria Adjudication Memorandum Accounts:

As more fully discussed in Note 7, GSWC has incurred costs of approximately $6.9 million as of June 30, 2008, including legal and expert witness fees, in defending its rights to the groundwater supply in the Santa Maria Basin for use by its customers in Santa Barbara and San Luis Obispo Counties. Such costs had been recorded in utility plant for future rate recovery. In February 2006, GSWC filed an application with the CPUC for recovery of $5.5 million of these costs, representing the amount of the costs that had been incurred as of December 31, 2005. In February 2007, GSWC reached a settlement with the CPUC’s Division of Ratepayer Advocates (“DRA”) authorizing recovery of the $5.5 million requested in GSWC’s application. The settlement deferred review of the remaining legal costs pending final resolution of the lawsuit. In May 2007, the CPUC issued a decision that approved the settlement with the DRA. Pursuant to the decision, GSWC was authorized to place in rate base $2.7 million of the $5.5 million of previously incurred litigation costs in the Santa Maria groundwater basin adjudication.

GSWC was also authorized to amortize, with interest, the remaining $2.8 million of the $5.5 million in rates over a ten-year period, plus interest. This amount has been transferred into a separate memorandum account included within regulatory assets and a surcharge has been implemented in the third quarter of 2007 for recovery of these costs. A rate surcharge generating approximately $84,000 and $133,000 was billed to customers during the three and six months ended June 30, 2008, respectively.  All litigation costs, including interest, that have been incurred since December 31, 2005, totaling approximately $1.4 million, have also been transferred from rate base to a separate new memorandum account, subject to a reasonableness review by the CPUC in a subsequent phase of this proceeding or in a new proceeding.  In April 2008, the Administrative Law Judge closed the proceeding without ruling on the stipulation or authorizing recovery of the remaining costs. The ruling directed GSWC to file a new application. In accordance with this ruling, GSWC intends to file a new application.  Management believes that these additional costs will be approved and that recovery of these costs through rates is probable.

Other Regulatory Matters:

On February 15, 2007, the CPUC issued a subpoena to GSWC in connection with an investigation of certain work orders and charges paid to a specific contractor used by GSWC for numerous construction projects. The CPUC’s investigation focuses on whether these charges were approved in customer rates and whether they were just and reasonable. In June 2007, GSWC received notification from the CPUC that it was instituting an audit. The purpose of the audit was to examine for the period 1994 to the present, GSWC’s policies, procedures, and practices throughout all of its Regions regarding the granting or awarding of construction contracts or jobs.  GSWC is currently responding to data requests submitted by the CPUC.  Management cannot predict the outcome of the investigation or audit at this time.

GSWC’s BVES division has been regularly filing compliance reports with the CPUC regarding its purchases of energy from renewable energy resources. The filings indicated that BVES had not achieved interim target purchase levels of renewable energy resources and thus, on its face, might be subject to a potential penalty. GSWC has formally contested the potential penalty reflected in the compliance report. The CPUC has been considering the future timing and applicability of renewable energy resource requirements as they apply to smaller energy utilities like BVES.   On May 30, 2008, the CPUC issued its final decision regarding the renewable responsibilities of small utilities (including BVES).  The final decision affirmed the renewable obligation targets for the small utilities but also allowed for the small utilities to defer compliance under the CPUC’s flexible compliance rules.  BVES will need to continue its efforts to procure renewable resources each year going forward, and where that may prove difficult because the market for such resources is very constrained, then BVES will be required to describe in detail the problems that warrant further deferral, in accordance with the CPUC’s flexible compliance rules. Because the final decision deferred BVES’ interim target purchase levels for the years 2004 through 2007, management believes that the CPUC’s decision effectively forecloses any exposure to financial penalties for the year 2007 and earlier.

Note 3 — Earnings per Share/Capital Stock:

Registrant computes earnings per share (“EPS”) in accordance with EITF No. 03-06, “Participating Securities and the Two-Class Method under FASB Statement No. 128”.  EITF No. 03-06 provides the accounting guidance for the effect of participating securities on EPS calculations and the use of the “two-class” method. The guidance requires the use of the “two-class” method of computing EPS for companies with participating securities. The “two-class” method is an earnings allocations formula that determines EPS for each class of common stock and participating security.  AWR has participating securities related to stock options and restricted stock units that earn dividend equivalents on an equal basis with common shares that have been issued under AWR’s 2000 Stock Incentive Plan, 2008 Stock Incentive Plan and 2003 Non-Employee Directors Stock Plan.  In applying the “two-class” method, undistributed earnings are allocated to both common shares and participating securities. The following is a reconciliation of Registrant’s net income and weighted average common shares outstanding for calculating basic net income per share:

	Basic	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	(in thousands, except per share amounts)	2008	2007	2008	2007
	Net income	$9,283	$7,322	$14,587	$14,306
Less: (a)	Distributed earnings to common shareholders	4,312	4,017	8,622	8,021
	Distributed earnings to participating securities	23	64	43	128
	Undistributed earnings	4,948	3,241	5,922	6,157

	(b) Undistributed earnings allocated to common shareholders	4,922	3,190	5,893	6,061
	Undistributed earnings allocated to participating securities	26	51	29	96

	Total income available to common shareholders, basic (a)+(b)	$9,234	$7,207	$14,515	$14,082

	Weighted average Common Shares outstanding, basic	17,248	17,094	17,243	17,066
	Basic earnings per Common Share	$0.54	$0.42	$0.84	$0.83

Diluted EPS is based upon the weighted average number of common shares, including both outstanding shares and shares potentially issuable in connection with stock options and restricted stock units granted under

Registrant’s 2000 Stock Incentive Plan, 2008 Stock Incentive Plan and 2003 Non-Employee Directors Stock Plan, and net income. At June 30, 2008 and 2007 there were 569,155 and 580,215 options outstanding, respectively, under these Plans. At June 30, 2008 and 2007, there were also approximately 76,373 and 61,081 restricted stock units outstanding, respectively.

The following is a reconciliation of Registrant’s net income and weighted average common shares outstanding for calculating diluted net income per share:

Diluted	For The Three Months Ended June 30,		For The Six Months Ended June 30,
(in thousands, except per share amounts)	2008	2007	2008	2007
Common shareholders earnings, basic	$9,234	$7,207	$14,515	$14,082
Undistributed earnings for dilutive stock options (1)	—	—	29	—
Total common shareholders earnings, diluted	$9,234	$7,207	$14,544	$14,082

Weighted average common shares outstanding, basic	17,248	17,094	17,243	17,066
Stock-based compensation (2)	77	52	119	55
Weighted average common shares outstanding, diluted	17,325	17,146	17,362	17,121
Diluted earnings per Common Share	$0.53	$0.42	$0.84	$0.82

(1)          Undistributed earnings allocated to participating securities were not included as of June 30, 2007 due to their antidilutive effect on diluted earnings per share.

(2)          In applying the treasury stock method of reflecting the dilutive effect of outstanding stock-based compensation in the calculation of diluted EPS, 356,923 and 276,574 stock options at June 30, 2008 and 2007, respectively, were deemed to be outstanding in accordance with SFAS No. 128, “Earnings Per Share”.  All of the 76,373 restricted stock units at June 30, 2008 were included in the calculation of diluted EPS for the three and six months ended June 30, 2008.

Stock options of 194,232 and 87,041 were outstanding at June 30, 2008 and 2007, respectively, but not included in the computation of diluted EPS because the related option exercise price was greater than the average market price of AWR’s common shares for the six months ended June 30, 2008 and 2007.  Stock options of 18,000 and 216,600 were outstanding at June 30, 2008 and 2007, respectively, but not included in the computation of diluted EPS because they were antidilutive. Also not included in the calculation of EPS were 61,081 restricted stock units at June 30, 2007 because they were antidilutive.

Registrant has a Shareholder Rights Plan designed to protect the Company’s shareholders in the event of an unsolicited unfair offer to acquire the Company. The rights for Junior Participating Preferred Shares (the “Rights”) are exercisable based solely on “a non-market-based contingency”, and are not contingent upon the market price of AWR’s stock. Therefore, the shares that would be issued if the Rights are exercised are not included in the calculation of diluted earnings per share.

During the six months ended June 30, 2008 and 2007, Registrant issued 19,896 and 13,494 common shares, for approximately $424,000 and $507,000, respectively, under the Registrant’s Common Share Purchase and Dividend Reinvestment Plan, and the 401(k) Plan.  In addition, during the six months ended June 30, 2008 and 2007, Registrant issued 2,002 and 46,787 common shares for approximately $53,000 and $1,127,000, respectively, as a result of the exercise of stock options under the Company’s stock incentive plans.  No cash proceeds received by AWR as a result of the exercise of these stock options have been distributed to any subsidiaries of AWR.

Registrant purchased 10,477 and 3,271 common shares on the open market during the three months ended June 30, 2008 and 2007, respectively, under the Registrant’s Common Share Purchase and Dividend Reinvestment Plan and 401(k) Plan.  The common shares purchased by Registrant were used to satisfy the requirements of these plans.  During the six months ended June 30, 2008 and 2007, Registrant purchased 24,837 and 3,553, respectively, common shares on the open market under these plans for the same purpose.

During the three months ended June 30, 2008 and 2007, AWR paid quarterly dividends to shareholders of approximately $4.3 million, or $0.250 per share, and $4.0 million, or $0.235 per share, respectively.  During the six months ended June 30, 2008 and 2007, AWR paid quarterly dividends to shareholders of approximately $8.6 million, or $0.500 per share, and $8.0 million, or $0.470 per share, respectively.

Note 4 — Derivative Instruments:

Registrant has certain block-forward purchase power contracts that are subject to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS Nos. 138 and 149. A derivative financial instrument or other contract derives its value from another investment or designated benchmark. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, and to measure those instruments at their fair value. During 2002, GSWC became a party to block-forward purchase power contracts that qualified as derivative instruments under SFAS No. 133. Contracts with Pinnacle West Capital Corporation (“PWCC”) which became effective in November 2002 have not been designated as normal purchases and normal sales.  In June 2007, PWCC sold the contracts between PWCC and GSWC to Morgan Stanley Capital Group, Inc. (“MSCG”) effective November 1, 2007.   Settlement of these contracts occurred on a cash or net basis through 2006 and occurs by physical delivery thereafter through the expiration of the contracts on December 31, 2008. Registrant has no other derivative financial instruments.

As a result of the contracts with MSCG, on a monthly basis, the related asset or liability is adjusted to reflect the fair market value at the end of the month.  Registrant adopted SFAS No. 157 effective January 1, 2008 for financial assets and liabilities measured on a recurring basis.  SFAS No. 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. There was no impact in the adoption of SFAS No. 157 to the consolidated financial statements. However, SFAS No. 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements to be classified and disclosed in one of the following three categories:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability, or

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

Registrant’s valuation model utilizes various inputs that include quoted market prices for energy over the duration of the contracts. The market prices used to determine the fair value for this derivative instrument were estimated based on independent sources such as broker quotes and publications that are not observable in or corroborated by the market. When such inputs have a significant impact on the measurement of fair value, the instrument is categorized in Level 3.  Accordingly, the valuation of the derivative on Registrant’s purchased power contract with MSCG has been classified as Level 3.

The following table presents changes in the fair value of the derivative for the three months ended June 30, 2008.

(dollars in thousands)	Gains (Losses)
Balance, March 31, 2008	$1,289
Unrealized gain on purchased power contracts included in operating expenses	1,664
Balance, June 30, 2008	$2,953

The following table presents changes in the fair value of the derivative for the six months ended June 30, 2008.

(dollars in thousands)	Gains (Losses)
Balance, December 31, 2007	$(1,554)
Unrealized gain on purchased power contracts included in operating expenses	4,507
Balance, June 30, 2008	$2,953

As these contracts are settled, the realized gains or losses are recorded in power purchased for resale, and the previously recorded unrealized gains or losses are reversed. The fair market value of $3.0 million recognized on the balance sheet in current assets as of June 30, 2008 is expected to be recognized as a reduction to income by the end of the contracts which expire on December 31, 2008.

Note 5 — Income Taxes:

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

During the second quarter of 2008, the Internal Revenue Service (“IRS”) issued a Revenue Agent’s Report (“RAR”) in connection with its examination of the 2002 tax year which resulted in Registrant recognizing certain tax benefits in accordance with FIN 48.  Consequently, Registrant’s total unrecognized tax benefit decreased by $1,265,000 from $5,113,000 at December 31, 2007 and March 31, 2008 to $3,848,000 at June 30, 2008.  The amount of the unrecognized tax benefits that, if recognized, would affect the effective tax rate decreased by $118,000 from $118,000 at December 31, 2007 and March 31, 2008 to no amount at June 30, 2008.  Associated with these changes, Registrant recognized $480,000 of interest income, with a corresponding increase in interest receivable included in noncurrent assets. Upon receiving the RAR, Registrant filed a protest with the IRS’s office of Appeals in which it requested a conference to address Registrant’s disagreement with certain of the Agent’s adjustments.

Registrant’s policy is to classify interest on income tax over/underpayments in interest income/expense and penalties in “other operating expenses.”

Note 6 — Employee Benefit Plans:

The components of net periodic benefit costs, before allocation to the overhead pool, for Registrant’s pension plan, postretirement plan, and Supplemental Executive Retirement Plan (“SERP”) for the three and six months ended June 30, 2008 and 2007 are as follows:

	For The Three Months Ended June 30,
			Other
			Postretirement
	Pension Benefits		Benefits		SERP
(dollars in thousands)	2008	2007	2008	2007	2008	2007
Components of Net Periodic Benefits Cost:
Service cost	$896	$940	$86	$105	$60	$106
Interest cost	1,350	1,243	161	168	63	41
Expected return on plan assets	(1,235)	(1,133)	(63)	(57)	—	—
Amortization of transition	—	—	105	105	—	—
Amortization of prior service cost	30	41	(50)	(50)	230	40
Amortization of actuarial (gain) loss	—	154	—	25	(14)	(6)
Net periodic pension cost	$1,041	$1,245	$239	$296	$339	$181

	For The Six Months Ended June 30,
			Other
			Postretirement
	Pension Benefits		Benefits		SERP
(dollars in thousands)	2008	2007	2008	2007	2008	2007
Components of Net Periodic Benefits Cost:
Service cost	$1,792	$1,880	$172	$210	$120	$212
Interest cost	2,700	2,486	322	336	126	82
Expected return on plan assets	(2,470)	(2,266)	(126)	(114)	—	—
Amortization of transition	—	—	210	210	—	—
Amortization of prior service cost	60	82	(100)	(100)	460	80
Amortization of actuarial (gain) loss	—	308	—	50	(28)	(12)
Net periodic pension cost	$2,082	$2,490	$478	$592	$678	$362

Registrant expects to contribute approximately $4,166,000 and $659,000 to pension and postretirement medical plans in 2008, respectively.  No contributions were made during the three and six months ended June 30, 2008.

Note 7 — Contingencies:

Water Quality-Related Litigation:

Perchlorate and/or Volatile Organic Compounds (“VOC”) have been detected in five wells servicing GSWC’s South San Gabriel System. GSWC filed suit in federal court, along with two other affected water purveyors and the San Gabriel Basin Water Quality Authority (“WQA”), against some of those allegedly responsible for the contamination of two of these wells. Some of the other potential defendants settled with GSWC, other water purveyors and the WQA (the “Water Entities”), on VOC related issues prior to the filing of the lawsuit. In response to the filing of the lawsuit, the Potentially Responsible Party (“PRP”) defendants filed motions to dismiss the suit or strike certain portions of the suit. The judge issued a ruling on April 1, 2003 granting in part and denying in part the PRP’s motions. A key ruling of the court was that the water purveyors, including GSWC, by virtue of their ownership of wells contaminated with hazardous chemicals are themselves PRPs under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”).

GSWC has, pursuant to permission of the court, amended its suit to claim certain affirmative defenses as an “innocent” party under CERCLA. Registrant is presently unable to predict the outcome of this ruling on its ability to fully recover from the PRPs future costs associated with the treatment of these wells. In this same suit, the PRPs have filed cross-complaints against the Water Entities, the Metropolitan Water District (“MWD”), the Main San Gabriel Basin Watermaster and others on the theory that they arranged for and did transport contaminated water into the Main San Gabriel Basin for use by GSWC and the other two affected water purveyors and for other related claims.

On August 29, 2003, the US Environmental Protection Agency (“EPA”) issued Unilateral Administrative Orders (“UAO”) against 41 parties deemed responsible for polluting the groundwater in that portion of the San Gabriel Valley from which two of GSWC’s impacted wells draw water. GSWC was not named as a party to the UAO. The UAO requires that these parties remediate the contamination. The judge in the lawsuit has appointed a special master to oversee mandatory settlement discussions between the PRPs and the Water Entities. EPA is also conducting settlement discussions with several PRPs regarding the UAO. The Water Entities and EPA are working to coordinate their settlement discussions under the special master in order to arrive at a complete resolution of all issues affecting the lawsuit and the UAO. Settlements with a number of the PRPs are being finalized; however, Registrant is presently unable to predict the ultimate outcome of these settlement discussions.

Registrant is unable to predict an estimate of the loss, if any, resulting from any pending suits or administrative proceedings.

Condemnation of Properties:

The laws of the State of California and the State of Arizona provide for the acquisition of public utility property by governmental agencies through their power of eminent domain, also known as condemnation, where doing so is necessary and in the public interest. In addition, however, the laws of California provide: (i) that the owner of utility property may contest whether the condemnation is actually necessary and in the public interest, and (ii) that the owner is entitled to receive the fair market value of its property if the property is ultimately taken.

Although the City of Claremont, California (the “City”) located in GSWC’s Region III, has not initiated the formal condemnation process pursuant to California law, the City has expressed various concerns to GSWC about the rates charged by GSWC and the effectiveness of the CPUC’s rate-setting procedures. The City hired a consultant to perform an appraisal of the value of GSWC’s water system serving the City. The value was estimated in 2004 by the City’s consultant at $40—$45 million. GSWC disagrees with the consultant’s valuation assessment. As of June 30, 2008, management believes that the fair market value of the Claremont water system exceeds the $37.8 million recorded net book value and also exceeds the consultant’s estimates of its value. The Claremont City Council held a project priorities workshop in April 2007. The council members agreed that the acquisition of GSWC’s water system was to remain a priority and authorized staff to obtain updated appraisals for the value of the water systems. Requests for proposals have been sent to consulting firms by the City.  In recent meetings held in February and June  of 2008, the Claremont City Council stated that they had decided to authorize additional studies of the acquisition of GSWC’s water system and plans to move forward on this matter.

The Town of Apple Valley abandoned its activities related to a potential condemnation of GSWC’s water system serving the Town in 2007.  Except for the City of Claremont and the Town of Apple Valley, Registrant has not been, within the last three years, involved in activities related to the potential condemnation of any of its water customer service areas or in its BVES customer service area. No formal condemnation proceedings have been filed against any of the Registrant’s service areas during the past three years.

Santa Maria Groundwater Basin Adjudication:

In 1997, the Santa Maria Valley Water Conservation District (“plaintiff”) filed a lawsuit against multiple defendants, including GSWC, the City of Santa Maria, and several other public water purveyors. The plaintiff’s lawsuit sought an adjudication of the Santa Maria Groundwater Basin (the “Basin”). A stipulated settlement of the lawsuit has been reached, subject to CPUC approval.  The settlement, among other things, if approved by the CPUC, would preserve GSWC’s historical pumping rights and secure supplemental water rights for use in case of drought or other reductions in the natural yield of the Basin. GSWC, under the stipulation, has a right to 10,000 acre-feet of groundwater replenishment provided by the Twitchell Project, a storage and flood control reservoir project operated by the Santa Maria Valley Conservation District.  A monitoring and annual reporting program has been established to allow the parties to responsibly manage the Basin and to respond to shortage conditions.  If severe water shortage conditions are found over a period of five years, the management area engineer will make findings and recommendations to alleviate such shortages.  In the unlikely case that the Basin experiences severe shortage conditions, the court has the authority to limit GSWC’s groundwater production to 10,248 acre-feet per year, based on developed water in the Basin.

On February 11, 2008, the court issued its final judgment, which approves and incorporates the stipulation.  The judgment awards GSWC prescriptive rights to groundwater against the non-stipulating parties.  In addition, the judgment grants GSWC the right to use the Basin for temporary storage and to recapture 45 percent of the return flows that are generated from its importation of State Water Project water.  Pursuant to this judgment, the court retains jurisdiction over all of the parties to make supplemental orders or to amend the judgment as necessary.  On March 20, 2008, the non-stipulating parties filed notices of appeal.  Registrant is unable to predict the outcome of the appeal.

Air Quality Management District:

In 1998, the South Coast Air Quality Management District (“AQMD”) issued a permit to GSWC for the installation and use of air stripping equipment at one of GSWC’s groundwater treatment systems in its Region II service area. In 2005, the AQMD conducted an inspection of this facility (“Watson Well”) and issued a Notice of Violation (“NOV”) for exceeding the amount of groundwater permitted to be treated by the treatment system during calendar year 2004. Since receiving the NOV, changes in GSWC’s procedures have helped to avoid additional violations at the facility. The AQMD could have assessed penalties associated with an NOV; however, GSWC finalized a settlement of the NOV with the AQMD in June 2007.  As part of the settlement, GSWC agreed to perform a Supplemental Environmental Program (“SEP”). A SEP typically involves capital expenditures resulting in a change of process, equipment, material, or indirect source reduction for the purposes of eliminating or reducing air contaminant emissions. The SEP prepared by GSWC involves installation and operation of granular activated carbon (“GAC”) filters at the facility. Installation of the filters will eliminate the use of the air stripping equipment at the facilities involved with the NOV and thus improve air quality. The AQMD accepted the SEP and assessed a nominal penalty of $25,000. During 2007, GSWC paid the penalty of $25,000 and agreed to perform its obligations under the SEP. It is estimated that the total capital cost of the SEP will be approximately $1.8 million with a required estimated completion date of April 30, 2009. Upon timely performance of all its obligations under the SEP, GSWC will be released from any and all claims or penalties arising from the NOV. Management believes that GSWC will be able to timely fulfill its obligations under the SEP and no further penalties are expected to be assessed. Management also believes it is probable that the capital costs of the SEP will be approved in rate base by the CPUC. GSWC began execution of the SEP and has spent approximately $244,000 as of June 30, 2008.

In January 2008, GSWC removed the air stripper from the Watson Plant.  An AQMD inspector visited the Watson Plant and confirmed the removal of the air stripping equipment.  GSWC submitted a request to deactivate the air quality permit in February 2008.  As a requirement of the SEP, GSWC installed a temporary GAC treatment system.  The temporary treatment system was put in service in March 2008.  The return to service of the Watson Well will improve local groundwater supply reliability.  GSWC also completed the design of a permanent GAC treatment system.

Environmental Clean-Up and Remediation:

Chadron Plant: GSWC has been involved in environmental remediation and clean-up at a plant site (“Chadron Plant”) that contained an underground storage tank which was used to store gasoline for its vehicles. This tank was removed from the ground in July 1990 along with the dispenser and ancillary piping. As required at the time, a tank removal report was submitted to the Los Angeles Department of Public Works (“DPW”). At the request of DPW, soil samples were collected beneath the tank and the results indicated gasoline impacted soil in the northern portion of the former tank pit. Quarterly monitoring began in July 1994. Between July 1994 and November 1995, additional monitoring wells were installed and pilot remediation tests were conducted. A site assessment report was completed in April 1996.

In January 1998, a plan for the underground storage tank site remediation and closure was prepared. The remediation system plan was installed and fully operational by October 1998 with an estimated two years thereafter  for site closure. This plan was approved by the Los Angeles Regional Water Quality Control Board of the California Environmental Protection Agency (“LARWQCB”). In November 2002, the LARWQCB commented on the methodology selected for cleanup of dissolved contaminants in the shallow groundwater. Data from operation of the technology implemented at the subject site has indicated that the technology did not work as expected. Other remedial alternatives have been considered and evaluated to mitigate dissolved contaminants in the groundwater at the site.  In October 2007, an interim remedial action plan was approved by the LARWQCB and all appropriate permits have been acquired to begin remediation.  In March 2008, construction began on Phase 1 of the new remediation system.

Based on recent estimates, the total project may take 3-5 more years and cost approximately $1.2 million. Remediation should be completed in two more years, followed by at least one year of monitoring and reporting. The estimate also includes quarterly monitoring and reporting costs. As of June 30, 2008, the total amount spent to clean-up and remediate GSWC’s plant facility is approximately $2.6 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund (the “Fund”).  Amounts paid by GSWC not reimbursed from the Fund have been included in rate-base and approved by the CPUC for recovery. During the six months ended June 30, 2008, GSWC spent approximately $234,000 to clean-up and remediate this site and as of June 30, 2008, GSWC has an accrued liability of $1.0 million for the estimated additional cost to complete the clean-up at the site. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management also believes it is probable that the estimated additional costs will be approved in rate-base by the CPUC. Therefore, GSWC has recorded the additional estimated cost as a regulatory asset as of June 30, 2008 and December 31, 2007.

Ballona Plant: During the first quarter of 2008, hydrocarbon contaminated soil was found at a plant site (“Ballona Plant”)  located in GSWC’s Southwest customer service area where an abandoned water tank was demolished.  The contamination appears to be shallow and is likely the result of past corrosion control practices. An initial investigation and characterization will be completed to determine the extent of contamination before any soil extraction is initiated. At this time, GSWC is unable to reasonably estimate the cost of clean-up.  Historically, the cost for this type of clean-up has been included in rates as approved by the CPUC.

Contracted Services:

On March 4, 2008, ASUS received a letter from the U.S. Army demanding payment of approximately $7.5 million in liquidated damages for alleged failure at FBWS to make a good faith effort to achieve its small business subcontracting goals. FBWS has filed a Notice of Appeal stating its disagreement with the position taken by the U.S. Army.  The U.S. Army has responded to the appeal and has disagreed with all of FBWS’ assertions.  On July 1, 2008, FBWS served written discovery on the government (interrogatories and requests for production of documents).  The government has 45 days to respond.  In addition, on July 15, 2008, the government filed a motion for partial summary judgment.  The motion asks the Armed Services Board of Contract Appeals to rule that the liquidated damages assessed against FBWS are not barred by cases finding that liquidated damages which far exceed actual damages are a “penalty” and, therefore, are unenforceable.   At this time, management believes that the probability of loss is remote and; therefore, no provision for loss has been recorded.  The U.S. Army has the right to offset the claimed damages against amounts owed to this subsidiary, but has not exercised this right and has continued to make payments on outstanding invoices.

Other Litigation:

Two former officers of GSWC filed a lawsuit against both AWR and GSWC alleging among other things, wrongful termination and retaliation against the former officers. Management believes that the allegations are without merit and intends to vigorously defend against them. Based on management’s  understanding of all the claims, management does not believe that the ultimate resolution of this matter will have a material adverse effect on GSWC’s financial position, results of operations, or cash flows.

Registrant is also subject to other ordinary routine litigation incidental to its business. Management believes that rate recovery, proper insurance coverage and reserves are in place to insure against property, general liability and workers’ compensation claims incurred in the ordinary course of business.

Note 8 — Business Segments:

AWR has three reportable segments, water, electric and contracted services, whereas GSWC has two segments, water and electric. Within the segments, AWR has three principal business units: water and electric service utility operations conducted through GSWC, a water-service utility operation conducted through CCWC, and a contracted services unit conducted through ASUS and its subsidiaries. All activities of GSWC are geographically located within California. All activities of CCWC are located in the state of Arizona. Activities of ASUS and its subsidiaries have been conducted in California, Maryland, New Mexico, North Carolina, South Carolina, Texas and Virginia.  Both GSWC and CCWC are rate-regulated utilities.  ASUS’ wholly-owned subsidiaries are regulated by the  state in which  the subsidiary conducts water and/or wastewater operations.  Rates are based upon the terms of the contracts with the U.S. government which have been filed with the commissions in the states in which ASUS’ subsidiaries operate.  On a stand-alone basis, AWR has no material assets other than its investments in its subsidiaries. The tables below set forth information relating to GSWC’s operating segments, CCWC, ASUS and its subsidiaries, and other matters. Certain assets, revenues and expenses have been allocated in the amounts set forth. The identifiable assets are net of respective accumulated provisions for depreciation. Capital additions reflect capital expenditures paid in cash and exclude property installed by developers and conveyed to GSWC or CCWC.

	As Of And For The Three Months Ended June 30, 2008
	GSWC			CCWC	ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric		Water	Contracts	Parent	AWR
Operating revenues	$63,413	$6,208		$1,957	$8,735	$—	$80,313
Operating income (loss)	18,149	1,673	(1)	380	(608)	(13)	19,581
Interest expense, net	3,894	342		116	206	(39)	4,519
Identifiable assets	716,964	38,051		43,736	2,700	—	801,451
Depreciation and amortization expense	6,699	553		461	97	—	7,810
Capital additions	19,615	350		547	1,091	—	21,603

(1)      Includes $1,664,000 unrealized gain on purchased power contracts.

	As Of And For The Three Months Ended June 30, 2007
	GSWC			CCWC	ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric		Water	Contracts	Parent	AWR
Operating revenues	$58,894	$6,255		$1,932	$12,165	$—	$79,246
Operating income (loss)	15,812	(40	)(2)	169	1,527	(11)	17,457
Interest expense, net	4,284	370		97	272	(39)	4,984
Identifiable assets	674,361	39,521		42,179	1,064	—	757,125
Depreciation and amortization expense	6,111	534		395	48	—	7,088
Capital additions	8,524	634		444	313	—	9,915

(2)      Includes $236,000 unrealized loss on purchased power contracts.

	As Of And For The Six Months Ended June 30, 2008
	GSWC			CCWC	ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric		Water	Contracts	Parent	AWR
Operating revenues	$113,919	$15,011		$3,540	$16,785	$—	$149,255
Operating income (loss)	29,911	5,084	(3)	313	(1,149)	(116)	34,043
Interest expense, net	8,073	858		234	435	(64)	9,536
Identifiable assets	716,964	38,051		43,736	2,700	—	801,451
Depreciation and amortization expense	13,389	1,105		921	188	—	15,603
Capital additions	35,455	549		1,418	1,400	—	38,822

(3)      Includes $4,507,000 unrealized gain on purchased power contracts.

	As Of And For The Six Months Ended June 30, 2007
	GSWC			CCWC	ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric		Water	Contracts	Parent	AWR
Operating revenues	$107,582	$15,124		$3,571	$25,239	$—	$151,516
Operating income (loss)	26,791	3,612	(4)	320	3,691	(106)	34,308
Interest expense, net	8,422	718		215	557	2	9,914
Identifiable assets	674,361	39,521		42,179	1,064	—	757,125
Depreciation and amortization expense	12,222	1,067		792	96	—	14,177
Capital additions	17,502	1,195		839	344	—	19,880

(4)      Includes $2,474,000 unrealized gain on purchased power contracts.

Note 9 — Business Acquisition:

ASUS, through its wholly-owned subsidiaries, entered into agreements with the U.S. government to operate and maintain the water and/or wastewater systems at various military bases pursuant to 50-year firm, fixed price contracts with prospective price redeterminations.  ASUS, through its wholly owned subsidiaries, entered into  subcontracts with a single subcontractor pursuant to which the subcontractor agreed to provide wastewater services to ASUS’ subsidiaries at bases in Maryland, New Mexico, Texas and Virginia.  On January 31, 2008, ASUS and its subsidiaries agreed to buy out all rights which this subcontractor had to provide wastewater services at these bases and any future rights that the subcontractor or any of its affiliates might have to provide wastewater services as a subcontractor to ASUS or any of its subsidiaries at any other bases for an aggregate purchase price of approximately $2.5 million, including a charge to income of $213,000 during the first quarter of 2008 for settlement of the preexisting relationship with the subcontractor.  The purchase also included the acquisition of substantially all assets used by the subcontractor in providing the wastewater services, including most  vehicles, tools, supplies, equipment and books and records totaling approximately $611,000.  The acquisition also resulted in the recording of approximately $1.1 million of goodwill and $571,000 of identifiable intangible assets subject to amortization.   This acquisition was not material to Registrant’s financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

AWR is the parent company of GSWC, CCWC and ASUS and its subsidiaries, Fort Bliss Water Services Company (“FBWS”), Terrapin Utility Services, Inc. (“TUS”), Old Dominion Utility Services, Inc. (“ODUS”), Palmetto State Utility Services, Inc. (“PSUS”) and Old North Utility Services, Inc. (“ONUS”). AWR was incorporated as a California corporation in 1998 as a holding company.  AWR has three reportable segments: water, electric and contracted services. Within the segments, AWR has three principal business units: water and electric service utility operations conducted through GSWC, a water-service utility operation conducted through CCWC, and a contracted services unit conducted through ASUS and its subsidiaries.

GSWC is a California public utility company engaged principally in the purchase, production and distribution of water. GSWC also distributes electricity in one customer service area. GSWC is regulated by the California Public Utilities Commission (“CPUC”) and was incorporated as a California corporation on December 31, 1929. GSWC is organized into one electric customer service area and three water service regions operating within 75 communities in 10 counties in the State of California and provides water service in 21 customer service areas. Region I consists of 7 customer service areas in northern and central California; Region II consists of 4 customer service areas located in Los Angeles County; and Region III consists of 10 customer service areas in eastern Los Angeles County, and in Orange, San Bernardino and Imperial counties. GSWC also provides electric service to the City of Big Bear Lake and surrounding areas in San Bernardino County through its Bear Valley Electric Service (“BVES”) division.

GSWC served 254,479 water customers and 23,056 electric customers at June 30, 2008, or a total of 277,535 customers, compared with 278,093 total customers at June 30, 2007. GSWC’s utility operations exhibit seasonal trends. Although GSWC’s water utility operations have a diversified customer base, residential and commercial customers account for the majority of GSWC’s water sales and revenues. Revenues derived from commercial and residential water customers accounted for approximately 83.3% and 82.7%  of total water revenues for the three months ended June 30, 2008 and 2007, respectively, and 85.8% and 86.1% for the six months ended June 30, 2008 and 2007, respectively.

CCWC is an Arizona public utility company engaged principally in the purchase, production and distribution of water.  CCWC served 13,485 customers as of June 30, 2008, compared with 13,444 customers at June 30, 2007. Located in the town of Fountain Hills, Arizona and a portion of the City of Scottsdale, Arizona, the majority of CCWC’s customers are residential. The Arizona Corporation Commission (“ACC”) regulates CCWC.

ASUS, through its wholly-owned subsidiaries, has contracted with the U.S. government to provide water and/or wastewater services, including the operation and maintenance of water and wastewater systems pursuant to 50-year fixed price contracts, which are subject to periodic prospective price redeterminations and modifications for changes in circumstances. During the first quarter of 2008, ASUS commenced operations at three bases located in North Carolina and South Carolina.  All of the contracts with the U.S. government may be terminated, in whole or in part, prior to the end of the 50-year term for convenience of the U.S. government or as a result of default or nonperformance by the subsidiary performing the contract. In either event, the ASUS subsidiary is entitled to recover the remaining amount of its capital investment pursuant to the terms of a termination settlement with the U.S. government at the time of termination as provided in each of the contracts. The contract price for each of these contracts is subject to redetermination two years after commencement of operations and every three years thereafter. Prices are subject to equitable adjustment based upon changes in circumstances and changes in wages and fringe benefits to the extent provided in each of the contracts.

ASUS and GSWC have been pursuing an opportunity to provide retail water services within the service area of the Natomas Central Mutual Water Company (“Natomas”).  Natomas is a California mutual water company which currently provides water service to its shareholders, primarily for agricultural irrigation in portions of Sacramento and Sutter counties in northern California. In August 2004, Natomas and ASUS entered into a contract under which ASUS acts as the exclusive agent for marketing water that has become temporarily surplus to the internal needs of Natomas, to third parties outside the Natomas service area, and that arises under water rights permits and contracts owned or controlled by Natomas. On January 31, 2006, ASUS and Natomas entered into a water purchase and sale agreement under which ASUS will acquire 5,000 acre-feet of permanent Sacramento River water diversion rights from Natomas. Pursuant to the terms of this agreement, Natomas will sell, transfer and convey to ASUS, in perpetuity, water rights and entitlements to divert from the Sacramento River up to 5,000 acre-feet of water per year for consumptive use, subject to certain regulatory approvals. Terms of the acquisition, among other things, include a base price of $2,500 per acre-foot of water, with payments contingent on achievement of specific milestones and events over a 10-year period. After first determining whether a need for the water exists in Sutter County, ASUS may use the water rights acquired from Natomas to serve existing GSWC’s customers, to re-sell to other beneficial users, or to pursue and serve expanded service territories.

Pursuant to the marketing services agreement described above, ASUS will attempt to arrange for the sale and transfer of Natomas’ temporarily surplus water for beneficial use beyond the Natomas service area.  Natomas will pay to ASUS a commission of 16% of the lease or sale price for any such water successfully marketed by ASUS. At the same time that the water purchase agreement was completed, Natomas and ASUS also entered into a settlement agreement that released Natomas from previously established reimbursement obligations under prior agreements.  In accordance with the marketing agreement, Natomas shareholders voted in December 2007 to approve the sale of 8,000 to 10,000 acre-feet of Natomas’ Central Valley Project water to the City of Folsom, subject to certain regulatory and environmental approvals. The base price to be paid by Folsom is $4,000 per acre-foot.

GSWC and Natomas have also entered into an agreement under which GSWC agreed to purchase and Natomas agreed to sell up to 30,000 acre-feet per year of water to be used exclusively by GSWC to serve customers in Sutter County, California. Additionally, GSWC filed for a Certificate of Public Convenience and Necessity (“CPCN”) with the CPUC on May 31, 2006 to provide retail water service in a portion of Sutter County, California within the Natomas service area. CPUC review of the application was deferred pending completion of an environmental assessment for the proposed new water service territory. GSWC anticipates completing a Proponents Environmental Assessment and the filing of a revised CPCN application no later than September 15, 2008. All of the agreements with Natomas are subject to receipt of various regulatory approvals required for their full implementation.

Overview

Registrant’s revenues, operating income, and cash flows are earned primarily through delivering potable water to homes and businesses through approximately 2,900 miles of water distribution pipelines. Rates charged to customers of GSWC and CCWC are determined by the CPUC and ACC, respectively. These rates are intended to allow recovery of operating costs and a fair rate of return on capital. Factors recently affecting financial performance include the process and timing of setting rates charged to customers; the ability to recover, and the process for recovering in rates, the costs of distributing water and electricity; weather; effects of conservation due to increased customer awareness; the impact of increased water quality standards on the cost of operations and capital expenditures; demands on water supply caused by population growth, more stringent water quality standards, deterioration in source water quality, climate change and restrictions on the  delivery of purchased water affecting deliveries of water from the Colorado River and the State Water Project; capital expenditures needed to upgrade water systems and increased costs and risks associated with litigation relating to water quality and water supply, including suits initiated by Registrant to protect its water supply;  delays in receiving payments from the U.S. government and receiving redetermination of prices and equitable adjustment of prices under contracts with the U.S. government, and potential assessments for failure to comply with the terms of contracts with the U.S. government.

Registrant plans to continue to seek additional rate increases in future years to recover operating and supply costs and receive fair returns on invested capital. Capital expenditures in future years are expected to remain at much higher levels than depreciation expense. Cash solely from operations is not expected to be sufficient to fund Registrant’s needs for capital expenditures, dividends, investments in Registrant’s contract business and other cash requirements. Registrant expects to fund a portion of these needs through a combination of debt and common stock offerings in the ensuing years. Registrant may seek to increase its $85 million revolving credit facility by up to $30 million and/or issue common stock in 2008.

Operating revenues and income from contracted services at ASUS and its subsidiaries are earned primarily from the operation and maintenance and periodic replacement of system assets of the water and/or wastewater systems for the U.S. government at various military bases. All of the operations and maintenance contracts with the U.S. government are 50-year firm, fixed-price contracts with prospective price redeterminations. ASUS also may generate revenues from the construction of additional infrastructure improvements at these bases pursuant to the terms of these 50-year contracts or pursuant to supplemental contracts. ASUS plans to continue seeking contracts for the operation and maintenance of water and wastewater services at military bases.

Derivative accounting is required for the purchased power contracts at GSWC’s Bear Valley Electric Service (“BVES”) division.  Unrealized gains and losses on purchased power contracts have been impacting GSWC’s earnings since 2002 when GSWC entered into certain purchased power contracts.  These contracts qualified as derivative instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  The power purchased under the contract is only used to service electric customers’ demand and Registrant does not engage in trading of purchased power.   Although the unrealized gains and losses result in significant fluctuations to the income statement, there is no effect on Registrant’s cash flows. When analyzing the financial performance of AWR, Registrant excludes the effect of unrealized derivative gains or losses, as they are not reflective of day-to-day operations.  The unrealized derivative gains and losses are reflective of changes in future electricity costs that are outside of management’s control.  Due to increasing energy prices, during the three months ended June 30, 2008, Registrant recorded a pretax unrealized gain on purchased power of $1.7 million, or $0.06 per share, as compared to an unrealized loss of $236,000, or $0.01 per share, during the three months ended June 30, 2007, a net increase of $0.07 per share.  During the six months ended June 30, 2008, Registrant recorded a pretax unrealized gain of $4.5 million, or $0.15 per share, as compared to a gain of $2.5 million, or $0.09 per share, for the same period in 2007, a net increase of $0.06 per share.

Summary Results by Segment

AWR has three reportable segments: water, electric and contracts operation. Within the segments, AWR has three principal business units: water and electric service utility operations conducted through GSWC, a water-service utility operation conducted through CCWC, and a contracted services unit through ASUS and its subsidiaries.

Second Quarter Results

The tables below set forth summaries of the results by segment (amounts in thousands) for the three months ended June 30, 2008 and 2007:

	Operating Revenues				Pretax Operating Income
	3 Months	3 Months			3 Months	3 Months
	Ended	Ended	$	%	Ended	Ended	$	%
	6/30/2008	6/30/2007	CHANGE	CHANGE	6/30/2008	6/30/2007	CHANGE	CHANGE
Water	$65,370	$60,826	$4,544	7.5%	$18,529	$15,981	$2,548	15.9%
Electric	6,208	6,255	(47)	-0.8%	1,673	(40)	1,713	4282.5%
Contracted services	8,735	12,165	(3,430)	-28.2%	(608)	1,527	(2,135)	-139.8%
AWR parent	—	—	—	—	(13)	(11)	(2)	-18.2%
Totals from operation	$80,313	$79,246	$1,067	1.3%	$19,581	$17,457	$2,124	12.2%

Water - For the three months ended June 30, 2008, pretax operating income for water increased by $2.5 million, or 15.9%, primarily due to a $3.0 million increase in dollar water margin as compared to the same period of 2007 caused by higher water rates approved by the CPUC subsequent to June 30, 2007, partially offset by lower water sales.  There was a slight decrease in water sales of approximately 1.5% during the second quarter of 2008 compared to the same period in 2007. Differences in temperature and rainfall in Registrant’s service areas as well as the effects of conservation due to increased customer awareness, impact sales of water to customers causing fluctuations in Registrant’s revenues and earnings between comparable periods.  See further discussion on conservation included in the “Regulatory Matters” section.  Higher operating expenses, as more fully described later, decreased pretax operating income by $481,000.

Electric - For the three months ended June 30, 2008, pretax operating income from electric operations increased by $1.7 million due primarily to a $1.9 million increase in the unrealized gain on purchased power contracts.   The unrealized gain on purchased power contracts increased operating income by approximately $1.7 million for the three months ended June 30, 2008, as compared to an unrealized loss of $236,000 for the same period in 2007.  Offsetting this increase was a slight decrease in electric margin of $55,000 and higher other operating expenses of $132,000.

Contracted Services - For the three months ended June 30, 2008, pretax operating income for contracted services decreased by $2.1 million.  This was primarily due to a significant wastewater expansion construction project at Fort Bliss in 2007 with the U.S. government. In December 2006, a subsidiary of ASUS finalized an agreement with the U.S. government for the construction of certain improvements to the existing wastewater infrastructure located at Fort Bliss in El Paso, Texas.  The $20.6 million special project was a firm-fixed price contract, and was an amendment to the 50-year contract with the U.S. government to manage the entire water and wastewater systems at Fort Bliss.  This project generated approximately $2.1 million in pretax operating income during the second quarter of 2007. The project was completed in August 2007.  While ASUS’ subsidiaries did undertake similar construction activity in the second quarter of 2008, they were on a smaller scale and there was no singularly significant project during the three months ended June 30, 2008. Earnings and cash flows from amendments and modifications to the original 50-year contracts with the U.S. government are sporadic and may or may not continue in the future periods.

Higher administrative and general expenses in the second quarter of 2008 also contributed to the decrease in ASUS’ pretax operating income  due to the commencement of the operation of water and wastewater systems at military bases in North and South Carolina during the first quarter of 2008.  Furthermore, final decisions on the general rate case for GSWC’s Region II and the application to recover general office expenses at the corporate headquarters allocated to Regions II and III were approved on November 16, 2007.  The decisions also imposed an increased allocation of corporate headquarters’ expenses to ASUS and its wholly-owned subsidiaries, which caused a decrease in contracted services’ second quarter 2008 pretax operating income of approximately $170,000.  This higher allocation of expenses was not contemplated at the time the contracts with the U.S. government were negotiated and will be addressed in future price redeterminations as described below.

The timely receipt of price redeterminations is critical in order to cover ASUS’ increasing costs for operating and maintaining the water and wastewater systems at the military bases.  The contract price for each of these military contracts is subject to price redetermination two years after commencement of operations and every three years thereafter.  Redeterminations have been submitted and are under review by the U.S. government for ASUS’ ODUS and TUS operations in Virginia and Maryland, respectively.  Resolution of these price redeterminations is expected later in 2008 and to date, ASUS has received ‘interim increases’ to the management fees received for operating and maintaining the water and wastewater systems at Fort Eustis, Fort Story and Fort Monroe in Virginia, and the wastewater system at Fort Lee also in Virginia. The increases given were to cover inflation and were effective on the second anniversary dates of when ASUS began operating these bases (February 23, 2006 for Fort Lee and April 3, 2006 for the other three bases).

ASUS has experienced delays in the redetermination of prices at Fort Bliss following completion of the first two years of operation in October 2006.  At Fort Bliss, management fees for operation and maintenance of the water and wastewater systems are based on cost levels prevailing in 2003 when the contract with the U.S. government was bid.   Further, the contract pricing was also based on assumptions about the size and age of the infrastructure being operated and maintained over the 50-year contract.  A request for equitable adjustment has been filed as a claim with the U.S. government to adequately reflect the amount of assets included in the infrastructure at Fort Bliss, which is substantially more than originally estimated by the U.S. government as part of its solicitation for this contract.   Requests for equitable adjustments provide opportunity for both retrospective and prospective adjustments to revenues and are subject to the terms of the contract and regulations. With the filing of this claim, ASUS is also preparing the price redetermination for Fort Bliss and expects to file it by the third quarter of 2008.  These price redeterminations, which include adjustments to reflect changes in operating conditions and infrastructure levels from that assumed at the time of the execution of the contracts as well as inflation in costs, are expected to provide added revenues prospectively to help offset increased costs and provide Registrant the opportunity to generate positive operating income from operating activities.

On July 1, 2008, ASUS served written discovery on the U.S. government (interrogatories and requests for production of documents) related to the liquidated damages claimed by the U.S. government, mentioned previously.  The government has 45 days to respond.   In addition, on July 15, 2008, the U.S. government filed a motion asking the Armed Services Contracting Board to rule that the liquidated damages assessed against ASUS are not barred by cases finding that liquidated damages which far exceed actual damages are a “penalty” and, therefore, are unenforceable.

Year-to-Date Results

The tables below set forth summaries of the results by segment (amounts in thousands) for the six months ended June 30, 2008 and 2007:

	Operating Revenues				Pretax Operating Income
	6 Months	6 Months			6 Months	6 Months
	Ended	Ended	$	%	Ended	Ended	$	%
	6/30/2008	6/30/2007	CHANGE	CHANGE	6/30/2008	6/30/2007	CHANGE	CHANGE

Water	$117,459	$111,153	$6,306	5.7%	$30,224	$27,111	$3,113	11.5%
Electric	15,011	15,124	(113)	-0.7%	5,084	3,612	1,472	40.8%
Contracted services	16,785	25,239	(8,454)	-33.5%	(1,149)	3,691	(4,840)	-131.1%
AWR parent	—	—	—	—	(116)	(106)	(10)	-9.4%
Totals from operation	$149,255	$151,516	$(2,261)	-1.5%	$34,043	$34,308	$(265)	-0.8%

Water - For the six months ended June 30, 2008, pretax operating income for water increased by $3.1 million, or 11.5%, primarily due to a $5.7 million increase in the dollar water margin as compared to the same period of 2007 caused by higher water rates approved by the CPUC subsequent to June 30, 2007 and a favorable change in the water supply mix, partially offset by lower water sales.  There was a 5% decrease in water sales during the six months ended June 30, 2008 compared to the same period in 2007.  The 2007 results benefited from lower than average precipitation. Increased conservation efforts due to heightened customer awareness also decreased water sales. Due to the decrease in usage, Registrant’s water revenues were lower by approximately $3.5 million, or approximately $0.08 per share.  Differences in temperature and rainfall in Registrant’s service areas as well as the effects of conservation due to increased customer awareness, impact sales of water to customers causing fluctuations in Registrant’s revenues and earnings between comparable periods.  See further discussion on conservation included in the “Regulatory Matters” section.  Higher operating expenses, as more fully described later, also decreased pretax operating income by $2.6 million.

Electric - For the six months ended June 30, 2008, pretax operating income from electric operations increased by $1.5 million or 40.8% due in large part to an increase of $2.0 million in the pretax unrealized gain on BVES’ purchased power contracts during the six months ended June 30, 2008 as compared to the same period of 2007. The unrealized gain for the six months ended June 30, 2008 increased operating income by approximately $4.5 million as compared to $2.5 million in the same period in 2007.  Without the effects of the derivative, pretax electric operating income decreased by $561,000 during the six months ended June 30, 2008 due to a $328,000 decrease in electric margin caused by lower new connection and reconnection revenues and the recording of a regulatory liability of approximately $128,000 with a corresponding reduction in electric revenues for probable refunds to customers related to the 8.4 MW natural gas-fueled generation plant.

 In April 2005, new customer rates went into effect related to this generation plant, which resulted in an increase of approximately $2.3 million in annual revenue based on an estimated total capital-related cost of $13 million. The rates are subject to refund pending the CPUC’s final cost review, which is scheduled to occur  as part of the filing of BVES’ general rate case. The CPUC also ordered GSWC to establish a memorandum account to track the capital-related costs of the generation plant. If actual recorded costs in the memorandum account are less than the costs authorized by the CPUC of $13 million, the revenue requirement for the difference is to be refunded to customers. During the third quarter of 2007, GSWC received vendor credits of approximately $851,000, which reduced the actual recorded costs of the generation plant to approximately $12.5 million. Finally, increases in maintenance, depreciation, administrative and general, and other operating expenses further decreased electric’s pretax operating income by $233,000.

Contracted Services - For the six months ended June 30, 2008, pretax operating income for contracted services decreased by $4.8 million.  This was primarily due to a singularly significant wastewater expansion construction project in 2007 with the U.S. government, previously discussed. This project generated approximately $4.3 million in pretax operating income during the six months ended June 30, 2007. The project was completed in August 2007. While ASUS’ subsidiaries did undertake similar construction activity in the first half of 2008, they were on a smaller scale and there was no singularly significant project during the six months ended June 30, 2008. Earnings and cash flows from amendments and modifications to the original 50-year contracts with the U.S. government are sporadic and may or may not continue in the future periods.

Higher administrative and general expenses in the  first six months of 2008 also contributed to the decrease in ASUS’ pretax operating income primarily due to the commencement of the operation and wastewater services at military bases in North and South Carolina and an increase in outside services for legal and consulting work.  Higher outside services were incurred during the first six months of 2008 in connection with the acquisition of a subcontractor’s business that provided wastewater services to ASUS’ subsidiaries at the various military bases.  On January 31, 2008, ASUS and its subsidiaries agreed to buy out all rights which this subcontractor had to provide wastewater services at these bases and any future rights that the subcontractor or any of its affiliates might have to provide wastewater services as a subcontractor to ASUS or any of its subsidiaries at any other bases for an aggregate purchase price of approximately $2.5 million.  The purchase also included the acquisition of substantially all assets used by the subcontractor in providing the wastewater services, including most vehicles, tools, supplies, equipment and books and records.  As a result of this transaction, ASUS also recorded a charge of $213,000 during the first quarter of 2008 for settlement of the preexisting relationship with the subcontractor.

Furthermore, final decisions on the general rate case for GSWC’s Region II and the application to recover general office expenses at the corporate headquarters allocated to Regions II and III were approved on November 16, 2007.  The decisions also imposed an increased allocation of corporate headquarters’ expenses to ASUS and its wholly-owned subsidiaries, which caused a decrease in contracted services’ pretax operating income during the six months ended June 30, 2008 of approximately $335,000.  This higher allocation of expenses was not contemplated at the time the contracts with the U.S. government were negotiated.  As previously discussed in the quarterly results, the timely receipt of price redeterminations is critical in order to cover ASUS’ increasing costs for operating and maintaining the water and wastewater systems at the military bases.

The following discussion and analysis for the three and six months ended June 30, 2008 and 2007 provides information on AWR’s consolidated operations and assets and where necessary, includes specific references to AWR’s individual segments and/or other subsidiaries: GSWC, CCWC, ASUS and its subsidiaries.

Consolidated Results of Operations — Three Months Ended June 30, 2008 and 2007 (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	6/30/2008	6/30/2007	CHANGE	CHANGE
OPERATING REVENUES
Water	$65,370	$60,826	$4,544	7.5%
Electric	6,208	6,255	(47)	-0.8%
Contracted services	8,735	12,165	(3,430)	-28.2%
Total operating revenues	80,313	79,246	1,067	1.3%

OPERATING EXPENSES
Water purchased	13,079	12,077	1,002	8.3%
Power purchased for pumping	2,655	2,673	(18)	-0.7%
Groundwater production assessment	2,890	2,549	341	13.4%
Power purchased for resale	2,595	2,915	(320)	-11.0%
Unrealized (gain) loss on purchased power contracts	(1,664)	236	(1,900)	-805.1%
Supply cost balancing accounts	(672)	(1,190)	518	-43.5%
Other operating expenses	7,053	6,559	494	7.5%
Administrative and general expenses	14,943	13,664	1,279	9.4%
Depreciation and amortization	7,810	7,088	722	10.2%
Maintenance	4,770	4,353	417	9.6%
Property and other taxes	2,839	2,843	(4)	-0.1%
ASUS construction expenses	4,434	8,260	(3,826)	-46.3%
Net gain on sale of property	—	(238)	238	-100.0%
Total operating expenses	60,732	61,789	(1,057)	-1.7%

OPERATING INCOME	19,581	17,457	2,124	12.2%

OTHER INCOME AND EXPENSES
Interest expense	(5,294)	(5,570)	276	-5.0%
Interest income	775	586	189	32.3%
Other	7	63	(56)	-88.9%
	(4,512)	(4,921)	409	-8.3%

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE	15,069	12,536	2,533	20.2%

Income tax expense	5,786	5,214	572	11.0%

NET INCOME	$9,283	$7,322	$1,961	26.8%

Net income for the three months ended June 30, 2008 was $9.3 million, equivalent to $0.54 and $0.53 per common share on a basic and fully diluted basis, respectively, compared to $7.3 million or $0.42 per basic and fully diluted common share for the three months ended June 30, 2007. Impacting the comparability in the results of the two periods on a fully diluted per share basis are the following significant items:

•                  An unrealized gain on purchased power contracts which increased pretax income by $1.7 million, or $0.06 per share, as compared to an unrealized loss which decreased pretax income by $236,000, or $0.01 per share, for the same period in 2007, a net increase of $0.07 per share.

•                  The dollar water margin increased by $3.0 million, or $0.10 per share, during the second quarter 2008 due to increased water rates approved by the CPUC subsequent to June 30, 2007.  Water sales decreased slightly by approximately 1.5%.

•                  Pretax operating income for contracted services declined by  $2.1 million, or $0.07 per share, during the second quarter 2008 due primarily to a significant wastewater construction project in 2007 at Fort Bliss.  ASUS recognized pretax operating income of $2.1 million from this wastewater expansion project during the second quarter 2007.  There was no singularly significant project during the second quarter of 2008.

•                  GSWC recorded a net pretax gain on sale of property of $238,000, or $0.01 per share, during the three months ended June 30, 2007.  There was no similar gain in the same period of 2008.

•                  GSWC recorded $480,000 in interest income, or $0.02 per share, during the second quarter of 2008 in connection with the Internal Revenue Service’s (“IRS’s”) examination of the 2002 income tax return.

•                  Higher other expenses primarily consisting of administrative and general expenses and depreciation expense as described below, were offset by a decrease in the effective tax rate.

Operating Revenues

Water

For the three months ended June 30, 2008, revenues from water operations increased by 7.5% to $65.4 million, compared to $60.8 million for the three months ended June 30, 2007. Contributing to this increase were rate increases approved by the CPUC subsequent to June 30, 2007, which added approximately $5.5 million in the second quarter of 2008 to water revenues.  This increase was partially offset by a decrease of approximately 1.5% in water sales resulting from the effects of conservation due to increased customer awareness. Differences in temperature and rainfall in Registrant’s service areas as well as conservation efforts impact sales of water to customers, causing fluctuations in Registrant’s revenues and earnings between comparable periods.

Electric

For the three months ended June 30, 2008, revenues from electric operations decreased slightly by 0.8% to $6.2 million compared to $6.3 million for the three months ended June 30, 2007 due primarily to lower electric usage and a slight decrease in total customers.

Contracted Services

Revenues from contracted services are composed of construction revenues and management fees for operating and maintaining the water and/or wastewater systems at military bases. For the three months ended June 30, 2008, revenues from contracted services decreased by $3.4 million, or 28.2%, to $8.7 million compared to $12.2 million for the three months ended June 30, 2007 primarily due to revenues in 2007 related to the wastewater expansion project at Fort Bliss, previously discussed. This special project, which began in early 2007, generated $9.1 million of construction revenues for the three months ended June 30, 2007.  The project was completed in August 2007. Earnings and cash flows from amendments and modifications to the original 50-year contracts with the U.S. government are sporadic and may or may not continue in future periods. The year over year revenue decrease resulting from this special project was partially offset by an increase in construction revenues at Andrews Air Force Base pursuant to its 50-year firm-fixed price contract, as well as other construction revenues at the other military bases, during the three months ended June 30, 2008.  There were also additional revenues of $2.2 million during 2008 generated from operating and maintaining the water and wastewater systems under the two new contracts in North Carolina and South Carolina, both of which began during the first quarter of 2008.

Registrant relies upon rate approvals by state regulatory agencies in California and Arizona to provide for a return on invested and borrowed capital used to fund utility plant, and price redeterminations and equitable adjustments by the U.S. government in order to recover operating expenses and profit margin. If adequate rate relief and price redeterminations and adjustments are not granted in a timely manner, operating revenues and earnings can be negatively impacted.

Operating Expenses:

Supply Costs

Supply costs for the water segment consist of purchased water, purchased power for pumping, groundwater production assessments and water supply cost balancing accounts. Supply costs for the electric segment consist of purchased power for resale (including the cost of natural gas) and the electric supply cost balancing account. Water and electric margins are computed by taking total revenues, less total supply costs. Registrant uses these margins and related percentages as an important measure in evaluating its operating results. Registrant believes this measure is a useful internal benchmark in evaluating the utility business performance within its water and electric segments. Registrant reviews these measurements regularly and compares them to historical periods and to  the operating budget as approved. However, this measure, which is not presented in accordance with GAAP, may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to operating income, which is determined in accordance with GAAP, as an indicator of operating performance.

Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for approximately 34% and 31% of total operating expenses for the three months ended June 30, 2008 and 2007, respectively. The table below provides the amount of increases (decreases), percent changes in supply costs, and margins during the three months ended June 30, 2008 and 2007 (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	6/30/2008	6/30/2007	CHANGE	CHANGE
WATER OPERATING REVENUES (1)	$65,370	$60,826	$4,544	7.5%
WATER SUPPLY COSTS:
Water purchased (1)	$13,079	$12,077	$1,002	8.3%
Power purchased for pumping (1)	2,655	2,673	(18)	-0.7%
Groundwater production assessment (1)	2,890	2,549	341	13.4%
Water supply cost balancing accounts (1)	(1,441)	(1,631)	190	-11.6%
TOTAL WATER SUPPLY COSTS	$17,183	$15,668	$1,515	9.7%
WATER MARGIN (2)	$48,187	$45,158	$3,029	6.7%
PERCENT MARGIN - WATER	73.7%	74.2%

ELECTRIC OPERATING REVENUES (1)	$6,208	$6,255	$(47)	-0.8%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	$2,595	$2,915	$(320)	-11.0%
Electric supply cost balancing accounts (1)	769	441	328	74.4%
TOTAL ELECTRIC SUPPLY COSTS	$3,364	$3,356	$8	0.2%
ELECTRIC MARGIN (2)	$2,844	$2,899	$(55)	-1.9%
PERCENT MARGIN - ELECTRIC	45.8%	46.3%

(1)                                  As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above are shown on AWR’s Consolidated Statements of Income and totaled ($672,000) and ($1,190,000) for the three months ended June 30, 2008 and 2007, respectively.

(2)                                  Water and electric margins do not include any depreciation and amortization, maintenance expense, unrealized gains and losses on purchased power contracts, or other operating expenses.

Two of the principal factors affecting water supply costs and gross margin are the amount of water produced and the source of the water. Generally, the variable cost of producing water from wells is less than the cost of water purchased from wholesale suppliers. In addition, GSWC is authorized to establish water and electric supply cost balancing accounts for increases and/or decreases in costs due to changes in rates charged by its suppliers which provide purchased water and purchased power, and by agencies assessing groundwater related pump taxes for water service areas in California. Higher or lower actual costs as compared to costs authorized by the CPUC will either be recovered from or refunded to customers in the future. However, changes in the water resource mix between water supplied from purchased sources and that supplied from Registrant’s  wells can increase/decrease actual supply-related costs relative to the mix approved for recovery through rates, thereby impacting earnings either negatively or positively. GSWC has the opportunity to change the supply-related costs recovered through rates, by application to the CPUC through a general rate case or advice letter proceeding. GSWC believes that its applications for recovery of supply-related costs accurately reflect the water supply situation as it is known at the time. Without a “full-cost” balancing account authorized by the CPUC, earnings may fluctuate from adverse changes in supply costs related to unforeseen contamination or other loss of water supply.

For the three months ended June 30, 2008 and 2007, GSWC’s water supply mix remained consistent at approximately 41% purchased water.  Purchased water costs for the three months ended June 30, 2008 increased by 8.3% to $13.1 million compared to $12.1 million for the three months ended June 30, 2007 due primarily to higher water rates charged from wholesale suppliers.  Average rates from wholesale suppliers increased in Regions I, II and III by approximately 8%, 6% and 5%, respectively.  In general, the supply cost balancing account as discussed above allows GSWC to track incremental rate changes from suppliers, for future recovery in water rates.

For the three months ended June 30, 2008, the slight decrease of 0.7% in power purchased for pumping was principally due to lower customer demand.  Groundwater production assessments were higher by 13.4% due to increases in assessment rates (pump tax rates) levied against groundwater production, effective July 2007.  Average pump tax rates increased in Region II and III by approximately 8% and 6%, respectively, between the second quarters of 2008 and 2007.  These increases in groundwater production assessments were partially offset by lower customer demand.  Again, the supply cost balancing account tracks the increases in pump tax rates for future recovery in water rates.

The supply cost balancing account tracks differences between the current cost for supply items (water, power, and pump taxes) charged by GSWC’s suppliers and the cost for those items incorporated into GSWC’s rates. Over-collections occur when the current cost of these items is less than the amount in rates which has the effect of increasing the supply cost balancing account in the Statements of Income. Under-collections occur when the current cost exceeds the amount in rates for these items and, conversely, will have the effect of decreasing the supply cost balancing account in the Statements of Income. Typically, over-collections or under-collections, when they occur, are tracked in the supply cost balancing accounts for future refund or recovery through a surcredit (in the event of an over-collection) or surcharge (in the event of an under-collection) on customers’ bills. Once in rates, the amortization of surcharges that are in place to recover under-collections from customers have the effect of increasing the supply cost balancing account and increasing revenues in the Statements of Income, resulting in no earnings impact. Conversely, the amortization of surcredits that are in rates to refund over-collections to customers have the effect of decreasing the supply cost balancing account and decreasing revenues, also resulting in no earnings impact.

An increase of $190,000 in the water supply cost balancing account provision during the three months ended June 30, 2008 as compared to the same period in 2007 was primarily caused by: (i) a $299,000 increase in the amortization of the water supply cost balancing accounts for surcharges currently in effect; (ii) a net decrease totaling $29,000 of under-collections in 2008 compared to the same period in 2007 caused by recent CPUC decisions that updated the authorized rates for supply costs, therefore, lowering the level of under-collections being recorded, and (iii) a $42,000 decrease in interest earned on the supply cost balancing accounts (Registrant accrues interest on its supply cost balancing accounts at the rate prevailing for 90-day commercial paper).  These increases to the water supply cost balancing account provision was offset by the recording of a $181,000 net under-collection adjustment relating to Region III’s pre-2001 supply costs which were approved by the CPUC in May of 2008.  Upon approval by the CPUC, a regulatory asset was established for these previously incurred supply costs.

For the three months ended June 30, 2008, the cost of power purchased for resale to customers in GSWC’s BVES division decreased by 11% to $2.6 million compared to $2.9 million for the three months ended June 30, 2007 reflecting an increase in sales of surplus power to the spot market at higher energy prices.   Income from the spot market sales for the three months ended June 30, 2008 decreased the cost of power purchased for resale and

increased the electric supply cost balancing account provision, respectively, with no impact to the electric margin.   There was also a decrease in customer demand during the second quarter of 2008.

Unrealized (Gain) Loss on Purchased Power Contracts

Unrealized (gain) and loss on purchased power contracts represent gains and losses recorded for GSWC’s purchased power agreements with Morgan Stanley Capital Group, Inc. The $1.7 million pretax unrealized gain on purchased power contracts for the three months ended June 30, 2008 is due to an increase in the current forward market prices since March 31, 2008. There was a $236,000 pretax unrealized loss on purchased power contracts for the three months ended June 30, 2007. Unrealized gains and losses at BVES will continue to impact earnings positively or negatively during the life of the contract, which terminates at the end of 2008.  As of June 30, 2008, there is a cumulative unrealized gain of $3.0 million which will be recognized as a decrease to income by December 31, 2008.

Other Operating Expenses

The primary components of other operating expenses include payroll, materials and supplies, chemicals and water treatment, and outside service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices.  Registrant’s electric and contracted services operations incur many of the same types of costs as well.  For the three months ended June 30, 2008 and 2007, other operating expenses by segment consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	6/30/2008	6/30/2007	CHANGE	CHANGE
Water Services	$5,294	$5,375	$(81)	-1.5%
Electric Services	499	433	66	15.2%
Contracted Services	1,260	751	509	67.8%
Total other operating expenses	$7,053	$6,559	$494	7.5%

For the three months ended June 30, 2008, other operating expenses for water services decreased slightly by $81,000 or 1.5% due primarily to lower chemicals and water treatment costs, including supplies and materials, of approximately $176,000.  There were also decreases of $54,000 in equipment rental and $25,000 in miscellaneous other expenses. These decreases were partially offset by an increase in labor costs of $174,000 due to higher wages and related benefits.

There was an increase of $66,000 in other operating expenses for electric services primarily due to higher wages and related benefits of $26,000 and an increase of $16,000 in bad debt expense.

Contracted services experienced increases in other operating expenses of $509,000 primarily due to the commencement of the operation of water and wastewater systems at military bases in North Carolina and South Carolina that began during the first quarter of 2008.  As a result of these new bases, other operating expenses increased by $882,000 during the second quarter of 2008.  These increases were partially offset by decreases at the other military bases during the second quarter of 2008 resulting from lower outside services paid to the subcontractor that used to provide wastewater services to certain of ASUS’ subsidiaries. On January 31, 2008, ASUS and its subsidiaries agreed to buy out all current and future rights which this subcontractor had to provide wastewater services at any bases owned and operated by ASUS and any of its present and/or future subsidiaries.  For the three months ended June 30, 2008, most of these services were performed internally at lower cost.

Administrative and General Expenses

Administrative and general expenses include payroll related to administrative and general functions, all employee benefits charged to expense accounts, insurance expenses, outside legal and consulting fees, regulatory utility commission expenses, expenses associated with being a public company, and general corporate expenses. For the three months ended June 30, 2008 and 2007, administrative and general expenses by segment consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	6/30/2008	6/30/2007	CHANGE	CHANGE
Water Services	$10,856	$10,694	$162	1.5%
Electric Services	1,558	1,531	27	1.8%
Contracted Services	2,529	1,439	1,090	75.7%
Total administrative and general expenses	$14,943	$13,664	$1,279	9.4%

For the three months ended June 30, 2008, administrative and general expenses increased by $189,000 in water and electric services compared to the three months ended June 30, 2007 due primarily to an increase in labor costs due to higher wages largely related to Registrant’s annual performance-based salary review program, partially offset by a decrease in outside services relating to lower tax and legal services.

There was an increase of $1.1 million in contracted services administrative and general expenses due primarily to the commencement of the operation of water and wastewater systems at military bases in North Carolina and South Carolina that began during the first quarter of 2008.

Depreciation and Amortization

For the three months ended June 30, 2008 and 2007, depreciation and amortization by segment consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	6/30/2008	6/30/2007	CHANGE	CHANGE
Water Services	$7,160	$6,506	$654	10.1%
Electric Services	553	534	19	3.6%
Contracted Services	97	48	49	102.1%
Total depreciation and amortization	$7,810	$7,088	$722	10.2%

For the three months ended June 30, 2008, overall depreciation and amortization expense increased by 10.2% to $7.8 million compared to $7.1 million for the three months ended June 30, 2007 reflecting, among other things, the effects of closing approximately $55.2 million of additions to utility plant during 2007, depreciation on which began in January 2008.  There were also changes to the composite depreciation rates recently approved by the CPUC. Registrant anticipates that depreciation expense will continue to increase due to Registrant’s on-going construction program at its regulated subsidiaries. Registrant believes that depreciation expense related to property additions approved by the appropriate regulatory agency will be recovered through water and electric rates.

Maintenance

For the three months ended June 30, 2008 and 2007, maintenance expense by segment consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	6/30/2008	6/30/2007	CHANGE	CHANGE
Water Services	$3,709	$4,241	$(532)	-12.5%
Electric Services	156	7	149	2128.6%
Contracted Services	905	105	800	761.9%
Total maintenance	$4,770	$4,353	$417	9.6%

For the three months ended June 30, 2008, maintenance expense for water services decreased by 12.5% to $3.7 million compared to $4.2 million for the three months ended June 30, 2007 due principally to a decrease in emergency maintenance on GSWC’s wells and water supply sources in its Region II service area.

There was an increase of $149,000 in maintenance for electric services related to the 8.4 MW natural gas-fueled generation plant.

There was an increase of $800,000 in contracted services maintenance expense due primarily to the commencement of the operation of water and wastewater systems at military bases in North Carolina and South Carolina that began during the first quarter of 2008, which added $680,000 in maintenance expense.  The level of maintenance costs at these bases also reflects the age and condition of the respective infrastructure.  There was also increased maintenance expense of $102,000  necessary at bases in Virginia.

Property and Other Taxes

For the three months ended June 30, 2008 and 2007, property and other taxes by segment consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	6/30/2008	6/30/2007	CHANGE	CHANGE
Water Services	$2,656	$2,609	$47	1.8%
Electric Services	71	200	(129)	-64.5%
Contracted Services	112	34	78	229.4%
Total property and other taxes	$2,839	$2,843	$(4)	-0.1%

For the three months ended June 30, 2008, overall property and other taxes remained relatively unchanged.  Additional property taxes resulting from higher assessed values, and increases in payroll taxes based on increased labor costs, were offset by lower franchise fees at BVES.

Construction Expenses

For the three months ended June 30, 2008, ASUS construction expenses decreased to $4.4 million compared to $8.3 million for the same period in 2007 reflecting primarily the costs incurred in 2007 for the wastewater expansion project at Fort Bliss.  As previously mentioned, ASUS entered into a $20.6 million project in 2007 for the construction of certain improvements to the existing wastewater infrastructure located at Fort Bliss in El Paso, Texas.   For the three months ended June 30, 2007, this project generated $7.0 million in construction expenses.  The project was completed in August 2007. The decrease in construction expenses because of this project was partially offset by other smaller construction projects that were completed in the second quarter of 2008.

There are no comparable construction expenses for the water and electric services segments.

Net Gain on Sale of Property

For the three months ended June 30, 2007, water services recorded a pretax gain of $238,000 on the sale of property it owned in the City of Claremont. There was no similar gain in the same period of 2008.  Earnings and cash flows from these transactions are sporadic and may or may not continue in future periods.

Interest Expense

For the three months ended June 30, 2008 and 2007, interest expense by segment consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	6/30/2008	6/30/2007	CHANGE	CHANGE
Water and Electric Services	$5,085	$5,294	$(209)	-3.9%
Contracted Services	209	276	(67)	-24.3%
Total interest expense	$5,294	$5,570	$(276)	-5.0%

For the three months ended June 30, 2008, overall interest expense decreased by 5.0% to $5.3 million compared to $5.6 million for the three months ended June 30, 2007 primarily reflecting lower short-term interest rates.  The average interest rates on short-term borrowings for the three months ended June 30, 2008 was 3.3%, as compared to an average of 6.1% during the same period of 2007. This was partially offset by an increase in short-term borrowings. Average bank loan balances outstanding under an AWR credit facility for the three months ended June 30, 2008 were approximately $53 million, as compared to an average of $33 million during the same period of 2007.

Interest Income

For the three months ended June 30, 2008 and 2007, interest income by segment consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	6/30/2008	6/30/2007	CHANGE	CHANGE
Water and Electric Services	$772	$582	$190	32.6%
Contracted Services	3	4	(1)	-25.0%
Total interest expense	$775	$586	$189	32.3%

Interest income for water and electric services increased by $190,000 for the three months ended June 30, 2008 due primarily to the recording of $480,000 interest income in connection with the IRS’s examination of the 2002 income tax return.  This increase was partially offset by less interest earned on short-term cash surplus and a decrease of $169,000 in interest accrued on the uncollected balance of the Aerojet litigation memorandum account authorized by the CPUC due to lower interest rates.

Other

For the three months ended June 30, 2008 and 2007, water services recorded other income of $7,000 and $63,000, respectively, as a result of its ownership interest in a non-operating equity investment.

Income Tax Expense

For the three months ended June 30, 2008 and 2007, income tax expense by segment consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	6/30/2008	6/30/2007	CHANGE	CHANGE
Water and Electric Services	$6,099	$4,741	$1,358	28.6%
Contracted Services	(313)	473	(786)	-166.2%
Total income tax expense	$5,786	$5,214	$572	11.0%

For the three months ended June 30, 2008, income tax expense for water and electric services increased by 28.6% to $6.1 million compared to $4.7 million for the three months ended June 30, 2007 due primarily to an increase in pretax income.  The effective tax rate (“ETR”) for water and electric services for the three months ended June 30, 2008 was 38.4% as compared to a 42.0% ETR applicable to the three months ended June 30, 2007.  The ETR decreased primarily due to changes between book and taxable income that are treated as flow-through adjustments (principally plant-, rate-case- and compensatory-related in nature) in accordance with regulatory requirements.  Flow-through adjustments increase or decrease tax expense in one period, with an offsetting increase or decrease occurring in another period.

Income tax expense for contracted services decreased to a tax benefit of $313,000 compared to tax expense of $473,000 for the three months ended June 30, 2007 due primarily to a decrease in pretax income.  The ETR for contracted services for the three months ended June 30, 2008 was 38.5% as compared to a 37.7% ETR applicable to the three months ended June 30, 2007.

Consolidated Results of Operations — Six Months Ended June 30, 2008 and 2007 (amounts in thousands):

	6 Months	6 Months
	Ended	Ended	$	%
	6/30/2008	6/30/2007	CHANGE	CHANGE
OPERATING REVENUES
Water	$117,459	$111,153	$6,306	5.7%
Electric	15,011	15,124	(113)	-0.7%
Contracted services	16,785	25,239	(8,454)	-33.5%
Total operating revenues	149,255	151,516	(2,261)	-1.5%

OPERATING EXPENSES
Water purchased	21,032	20,950	82	0.4%
Power purchased for pumping	4,335	4,791	(456)	-9.5%
Groundwater production assessment	5,265	4,828	437	9.1%
Power purchased for resale	6,834	7,196	(362)	-5.0%
Unrealized gain on purchased power contracts	(4,507)	(2,474)	(2,033)	82.2%
Supply cost balancing accounts	(779)	(1,910)	1,131	-59.2%
Other operating expenses	15,049	13,156	1,893	14.4%
Administrative and general expenses	29,770	26,671	3,099	11.6%
Depreciation and amortization	15,603	14,177	1,426	10.1%
Maintenance	8,542	7,326	1,216	16.6%
Property and other taxes	5,759	5,773	(14)	-0.2%
ASUS construction expenses	8,309	17,329	(9,020)	-52.1%
Net gain on sale of property	—	(605)	605	-100.0%
Total operating expenses	115,212	117,208	(1,996)	-1.7%

OPERATING INCOME	34,043	34,308	(265)	-0.8%

OTHER INCOME AND EXPENSES
Interest expense	(10,672)	(11,066)	394	-3.6%
Interest income	1,136	1,152	(16)	-1.4%
Other	121	132	(11)	-8.3%
	(9,415)	(9,782)	367	-3.8%

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE	24,628	24,526	102	0.4%

Income tax expense	10,041	10,220	(179)	-1.8%

NET INCOME	$14,587	$14,306	$281	2.0%

Net income for the six months ended June 30, 2008 was $14.6 million, equivalent to $0.84 per common share on a basic and fully diluted basis, compared to $14.3 million or $0.83 and $0.82 per basic and fully diluted common share for the six months ended June 30, 2007, respectively. Impacting the comparability in the results of the two periods on a fully diluted per share basis are the following significant items:

•                  An unrealized gain on purchased power contracts which increased pretax income by $4.5 million, or $0.15 per share, as compared to $2.5 million, or $0.09 per share, for the same period in 2007, a net increase of $0.06 per share.

•                  The dollar water margin increased by $5.7 million, or $0.19 per share, during the six months ended June 30, 2008 due to increased water rates approved by the CPUC subsequent to June 30, 2007 and a favorable supply mix change.  However, this increase was partially offset by the decrease in water sales. A 5% decrease in water usage during the six months ended June 30, 2008 resulted in a $3.5 million decrease in water revenues. The 2007 results benefited from lower than average precipitation, while in 2008 water revenues were impacted by the effects of conservation due to increased customer awareness.

•                  Pretax operating income for contracted services declined by $4.8 million, or $0.16 per share, during the six months ended June 30, 2008 due primarily to a significant wastewater construction project in 2007 at Fort Bliss.  ASUS recognized pretax operating income of $4.3 million from the wastewater expansion project during the six months ended June 30, 2007.  There was no similar significant project during the six months ended June 30, 2008.  Higher administrative and general expenses also contributed to the decrease in ASUS’ pretax operating income.

•                  GSWC recorded a net gain on sale of property of $605,000, or $0.02 per share, during the six months ended June 30, 2007.  There was no similar gain in the same period of 2008.

•                  GSWC recorded $480,000 in interest income, or $0.02 per share, during the second quarter of 2008 in connection with the IRS’s examination of the 2002 income tax return.

•                  Higher other expenses at GSWC in 2008 primarily consisting of administrative and general, maintenance and depreciation expenses as described below, partially offset by a lower effective tax rate, contributed to an overall decrease of $0.07 per diluted share to the results of operations.

Operating Revenues

Water

For the six months ended June 30, 2008, revenues from water operations increased by 5.7% to $117.5 million, compared to $111.2  million for the six months ended June 30, 2007. Contributing to this increase were rate increases approved by the CPUC subsequent to June 30, 2007, which added approximately $9.8 million to water revenues during the six months ended June 30, 2008.  This increase was partially offset by a decrease of approximately 5% in water sales due to comparably wetter weather and increasing customer awareness in conservation during 2008 which caused water revenues to be lower by approximately $3.5 million.  Differences in temperature and rainfall in Registrant’s service areas as well as the effects of conservation due to increased customer awareness in conservation, impact sales of water to customers causing fluctuations in Registrant’s revenues and earnings between comparable periods.

Electric

For the six months ended June 30, 2008, revenues from electric operations decreased slightly by 0.7% to $15.0 million compared to $15.1 million for the six months ended June 30, 2007 due primarily to the increase of $128,000 in a regulatory liability for probable refunds to customers related to the 8.4 MW natural gas-fueled generation plant, previously discussed, with a corresponding decrease in revenues.  There was also a decrease in other electric revenues which are comprised of new connection and reconnection fees.  The number of total customers also decreased slightly.  Electric usage was consistent between the two periods.

Contracted Services

Revenues from contracted services are composed of construction revenues and management fees for operating and maintaining the water and/or wastewater systems at military bases. For the six months ended June 30, 2008, revenues from contracted services decreased by $8.5 million, or 33.5%, to $16.8 million compared to $25.2 million for the six months ended June 30, 2007 primarily due to revenues in 2007 related to the wastewater expansion project at Fort Bliss, previously discussed.  This special project, which began in early 2007, generated $19.5 million of construction revenues for the six months ended June 30, 2007.  The project was completed in August 2007. Earnings and cash flows from amendments and modifications to the original 50-year contracts with the U.S. government are sporadic and may or may not continue in the future periods. The year over year revenue decrease resulting from this special project was partially offset by an increase of $3.4 million in construction revenues at Andrews Air Force Base pursuant to its 50-year firm-fixed price contract during the six months ended June 30, 2008.  There were also additional revenues totaling $3.8 million during 2008 generated from operating and maintaining the water and wastewater systems under the two new contracts in North Carolina and South Carolina, both of which began during the first quarter of 2008.  Finally, there was an increase in construction revenues of $3.9 million at the other military bases during the six months ended June 30, 2008.

Registrant relies upon rate approvals by state regulatory agencies in California and Arizona to provide for a return on invested and borrowed capital used to fund utility plant, and price redeterminations and equitable adjustments by the U.S. government in order to recover operating expenses and profit margin. If adequate rate relief and price redeterminations and adjustments are not granted in a timely manner, operating revenues and earnings can be negatively impacted.

Operating Expenses:

Supply Costs

Supply costs for the water segment consist of purchased water, purchased power for pumping, groundwater production assessments and water supply cost balancing accounts. Supply costs for the electric segment consist of purchased power for resale (including the cost of natural gas) and the electric supply cost balancing account. Water and electric margins are computed by taking total revenues, less total supply costs. Registrant uses these margins and related percentages as an important measure in evaluating its operating results. Registrant believes this measure is a useful internal benchmark in evaluating the utility business performance within its water and electric segments. Registrant reviews these measurements regularly and compares them to historical periods and to its operating budget as approved. However, this measure, which is not presented in accordance with GAAP may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to operating income, which is determined in accordance with GAAP, as an indicator of operating performance.

Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for approximately 32% and 31% of total operating expenses for the six months ended June 30, 2008 and 2007, respectively. The table below provides the amount of increases (decreases), percent changes in supply costs, and margins during the six months ended June 30, 2008 and 2007 (amounts in thousands):

	6 Months	6 Months
	Ended	Ended	$	%
	6/30/2008	6/30/2007	CHANGE	CHANGE
WATER OPERATING REVENUES (1)	$117,459	$111,153	$6,306	5.7%
WATER SUPPLY COSTS:
Water purchased (1)	$21,032	$20,950	$82	0.4%
Power purchased for pumping (1)	4,335	4,791	(456)	-9.5%
Groundwater production assessment (1)	5,265	4,828	437	9.1%
Water supply cost balancing accounts (1)	(2,603)	(3,157)	554	-17.5%
TOTAL WATER SUPPLY COSTS	$28,029	$27,412	$617	2.3%
WATER MARGIN (2)	$89,430	$83,741	$5,689	6.8%
PERCENT MARGIN - WATER	76.1%	75.3%

ELECTRIC OPERATING REVENUES (1)	$15,011	$15,124	$(113)	-0.7%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	$6,834	$7,196	(362)	-5.0%
Electric supply cost balancing accounts (1)	1,824	1,247	577	46.3%
TOTAL ELECTRIC SUPPLY COSTS	$8,658	$8,443	$215	2.5%
ELECTRIC MARGIN (2)	$6,353	$6,681	$(328)	-4.9%
PERCENT MARGIN - ELECTRIC	42.3%	44.2%

(1)                                  As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above are shown on AWR’s Consolidated Statements of Income and totaled ($779,000) and ($1,910,000) for the six months ended June 30, 2008 and 2007, respectively.

(2)                                  Water and electric margins do not include any depreciation and amortization, maintenance expense, unrealized gains and losses on purchased power contracts, or other operating expenses.

Two of the principal factors affecting water supply costs and gross margin are the amount of water produced and the source of the water. Generally, the variable cost of producing water from wells is less than the cost of water purchased from wholesale suppliers. In addition, GSWC is authorized to establish water and electric supply cost balancing accounts for increases and/or decreases in costs due to changes in rates charged by its suppliers which provide purchased water and purchased power, and by agencies assessing groundwater related pump taxes for water service areas in California. Higher or lower actual costs as compared to costs authorized by the CPUC will either be recovered from or refunded to customers in the future. However, changes in the water resource mix between water supplied from purchased sources and that supplied from Registrant’s own wells can increase/decrease actual supply-related costs relative to the mix approved for recovery through rates, thereby impacting earnings either negatively or positively. GSWC has the opportunity to change the supply-related costs recovered through rates, by application to the CPUC through a general rate case proceeding. GSWC believes that its applications for recovery of supply-related costs accurately reflect the water supply situation as it is known at the time. Without a “full-cost” balancing account authorized by the CPUC, earnings may fluctuate from adverse changes in supply costs related to unforeseen contamination or other loss of water supply.

For the six months ended June 30, 2008, 40.0% of GSWC’s water supply mix was purchased as compared to 40.4% purchased for the six months ended June 30, 2007. Because the cost of water purchased is generally higher than pumped water from our GSWC’s wells, this change in mix resulted in a slight improvement in water’s percent margin in 2008 compared to the same period in 2007.

Purchased water costs for the six months ended June 30, 2008 increased slightly by 0.4%.  The increase in purchased water due to higher water rates charged from wholesale suppliers was offset by lower customer usage and the slight favorable change in the supply mix discussed above.   In general, the supply cost balancing account as discussed above allows GSWC to track incremental rate changes from suppliers, for future recovery in water rates.  The favorable change in supply mix allowed GSWC to serve a portion of the increased customer demand from groundwater production rather than wholesale purchases, primarily because of the return to service or replacement of wells which had been removed from service as a result of water quality issues and mechanical problems.

For the six months ended June 30, 2008, the decrease of 9.5% in power purchased for pumping was principally due to lower customer demand, partially offset by a favorable change in the supply mix, as discussed above.  Groundwater production assessments were higher by 9.1% due to a favorable change in supply mix and increases in assessment rates (pump tax rates) levied against groundwater production, effective July 2007.  Average pump tax rates increased in Region II and III by approximately 8% and 6%, respectively, between the two periods.  These increases in groundwater production assessments were partially offset by lower customer demand.  Again, the supply cost balancing account tracks the increases in pump tax rates for future recovery in water rates.

An increase of $554,000 in the water supply cost balancing account provision during the six months ended June 30, 2008 as compared to the same period in 2007 was primarily caused by: (i) a $324,000  increase in the amortization of the water supply cost balancing accounts; (ii) a net decrease totaling $211,000 of under-collections in 2008 compared to the same period in 2007 caused by recent CPUC decisions that updated the authorized rates for supply costs, therefore, lowering the level of under-collections being recorded, and (iii) a $199,000 decrease in interest earned on the supply cost balancing accounts.  These increases to the water supply cost balancing account provision were offset by the recording of an $181,000 net under-collection adjustment relating to Region III’s pre-2001 supply costs which were approved by the CPUC in May of 2008.  Upon approval by the CPUC, a regulatory asset was established for these previously incurred supply costs.

For the six months ended June 30, 2008, the cost of power purchased for resale to customers in GSWC’s BVES division decreased by 5% to $6.8 million compared to $7.2 million for the six months ended June 30, 2007 reflecting an increase in sales of surplus power to the spot market at higher energy prices.   Income from the spot market sales for the six months ended June 30, 2008 decreased the cost of power purchased for resale and increased the electric supply cost balancing account provision, respectively, with no impact to the electric margin.

Unrealized (Gain) Loss on Purchased Power Contracts

Unrealized (gain) and loss on purchased power contracts represent gains and losses recorded for GSWC’s purchased power agreements with Morgan Stanley Capital Group, Inc. The $4.5 million pretax unrealized gain on purchased power contracts for the six months ended June 30, 2008 is due to an increase in the current forward market prices since December 31, 2007. There was a $2.5 million pretax unrealized gain on purchased power contracts for the six months ended June 30, 2007. Unrealized gains and losses at BVES will continue to impact earnings positively or negatively during the life of the contract, which terminates at the end of 2008.  As of June 30, 2008, there is a cumulative unrealized gain of $3.0 million which will be recognized as a decrease to income by December 31, 2008.

Other Operating Expenses

The primary components of other operating expenses include payroll, materials and supplies, chemicals and water treatment, and outside service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices.  Registrant’s electric and contracted services operations incur many of the same types of costs as well.  For the six months ended June 30, 2008 and 2007, other operating expenses by segment consisted of the following (amounts in thousands):

	6 Months	6 Months
	Ended	Ended	$	%
	6/30/2008	6/30/2007	CHANGE	CHANGE
Water Services	$10,996	$10,826	$170	1.6%
Electric Services	1,086	823	263	32.0%
Contracted Services	2,967	1,507	1,460	96.9%
Total other operating expenses	$15,049	$13,156	$1,893	14.4%

For the six months ended June 30, 2008, other operating expenses for water services increased by 1.6% due primarily to an increase in labor costs of $470,000 due to higher wages and related benefits, as well as an increase of $166,000 in bad debt expense.   These increases were partially offset by lower outside service costs of $265,000 related to the removal of nitrate and perchlorate at various groundwater treatment plants that occurred in 2007.  There was also a decrease of $85,000 in equipment rental and $116,000 relating to other miscellaneous operating expenses.

There was an increase of $263,000 in other operating expenses for electric services primarily due to higher wages and related benefits of $153,000, as well as an increase of $67,000 in bad debt expense.

Contracted services experienced increases in other operating expenses of $1.5 million primarily due to the commencement of the operation of water and wastewater systems at military bases in North Carolina and South Carolina that began during the first quarter of 2008, partially offset by lower other operating expenses at Fort Bliss and ODUS.  As a result of these new bases, other operating expenses, which included transition costs associated with the start-up of these bases (most of which was recovered from the U.S. government) increased by $1.7 million during the six months ended June 30, 2008.

Administrative and General Expenses

Administrative and general expenses include payroll related to administrative and general functions, all employee benefits charged to expense accounts, insurance expenses, outside legal and consulting fees, regulatory utility commission expenses, expenses associated with being a public company, and general corporate expenses. For the six months ended June 30, 2008 and 2007, administrative and general expenses by segment consisted of the following (amounts in thousands):

	6 Months	6 Months
	Ended	Ended	$	%
	6/30/2008	6/30/2007	CHANGE	CHANGE
Water Services	$21,700	$21,358	$342	1.6%
Electric Services	3,080	2,972	108	3.6%
Contracted Services	4,990	2,341	2,649	113.2%
Total administrative and general expenses	$29,770	$26,671	$3,099	11.6%

For the six months ended June 30, 2008, administrative and general expenses increased by $450,000 in water and electric services compared to the six months ended June 30, 2007 due primarily to an increase in labor costs due to higher wages largely related to Registrant’s annual performance-based salary review program, partially offset by a decrease in outside services relating to lower tax and legal services.

There was an increase of $2.6 million in contracted services administrative and general expenses due primarily to an increase of $1.7 million due to the commencement of the operation of water and wastewater systems at military bases in North Carolina and South Carolina that began during the first quarter of 2008.  There were also increases at the other bases including: (i) an increase of approximately $388,000 in outside services for legal and consulting work, including costs incurred in connection with a business acquisition, discussed previously; (ii) an approximate $442,000 increase in labor and employee benefit costs, and (iii) a charge of $213,000 relating to a business acquisition and related settlement of the preexisting relationship between ASUS and its wastewater subcontractor.

There was also an increase of $335,000 in allocation from the corporate headquarters to ASUS and its subsidiaries. A final decision on the general rate case for GSWC’s Region II and the application to cover general office expenses allocated to Regions II and III were approved on November 16, 2007 and imposed an increased allocation of corporate headquarters’ expenses to contracted services.

Depreciation and Amortization

For the six months ended June 30, 2008 and 2007, depreciation and amortization by segment consisted of the following (amounts in thousands):

	6 Months	6 Months
	Ended	Ended	$	%
	6/30/2008	6/30/2007	CHANGE	CHANGE
Water Services	$14,310	$13,014	$1,296	10.0%
Electric Services	1,105	1,067	38	3.6%
Contracted Services	188	96	92	95.8%
Total depreciation and amortization	$15,603	$14,177	$1,426	10.1%

For the six months ended June 30, 2008, overall depreciation and amortization expense increased by 10.1% to $15.6 million compared to $14.2 million for the six months ended June 30, 2007 reflecting, among other things, the effects of closing approximately $55.2 million of additions to utility plant during 2007, depreciation on which began in January 2008.  There were also changes to the composite depreciation rates recently approved by the CPUC. Registrant anticipates that depreciation expense will continue to increase due to ongoing construction at its regulated subsidiaries. Registrant believes that depreciation expense related to property additions approved by the appropriate regulatory agency will be recovered through water and electric rates.

Maintenance

For the six months ended June 30, 2008 and 2007, maintenance expense by segment consisted of the following (amounts in thousands):

	6 Months	6 Months
	Ended	Ended	$	%
	6/30/2008	6/30/2007	CHANGE	CHANGE
Water Services	$6,935	$6,930	$5	0.1%
Electric Services	329	179	150	83.8%
Contracted Services	1,278	217	1,061	488.9%
Total maintenance	$8,542	$7,326	$1,216	16.6%

There was an increase of $150,000 in maintenance for electric services related to the 8.4 MW natural gas-fueled generation plant.

There was an increase of $1.1 million in contracted services maintenance expense due primarily to the commencement of the operation of water and wastewater systems at military bases in North Carolina and South Carolina that began during the first quarter of 2008, which added $880,000 in maintenance expense.  The level of maintenance costs at these bases also reflect the age and condition of the respective infrastructure.  There was also increased maintenance expense of $197,000  necessary at the Virginia bases.

Property and Other Taxes

For the six months ended June 30, 2008 and 2007, property and other taxes by segment consisted of the following (amounts in thousands):

	6 Months	6 Months
	Ended	Ended	$	%
	6/30/2008	6/30/2007	CHANGE	CHANGE
Water Services	$5,386	$5,211	$175	3.4%
Electric Services	178	503	(325)	-64.6%
Contracted Services	195	59	136	230.5%
Total property and other taxes	$5,759	$5,773	$(14)	-0.2%

For the six months ended June 30, 2008, overall property and other taxes remained relatively unchanged. Additional property taxes resulting from higher assessed values, and increases in payroll taxes based on increased labor costs, were offset by lower franchise fees at BVES.

Construction Expenses

For the six months ended June 30, 2008, ASUS’ construction expenses decreased to $8.3 million compared to $17.3 million for the same period in 2007 reflecting primarily the costs incurred in 2007 for the wastewater expansion project at Fort Bliss. As previously mentioned, ASUS entered into a $20.6 million project in 2007 for the construction of certain improvements to the existing wastewater infrastructure located at Fort Bliss in El Paso, Texas. For the six months ended June 30, 2007, this project generated $15.2 million in construction expenses. The project was completed in August 2007. The decrease in construction expenses because of this project was partially offset by other smaller construction projects that were completed during the six months ended June 30, 2008.

Net Gain on Sale of Property

For the six months ended June 30, 2007, water services recorded a net pretax gain of $605,000 on the sale of property primarily related to a gain of $325,000 relating to GSWC’s sale of a parcel of land to  the Los Angeles Unified School District for the purpose of constructing a high school. There was also a pretax gain of $238,000 on the sale of property it owned in the City of Claremont. There were no similar gains in the same period of 2008. Earnings and cash flows from these transactions are sporadic and may or may not continue in future periods.

Interest Expense

For the six months ended June 30, 2008 and 2007, interest expense by segment consisted of the following (amounts in thousands):

	6 Months	6 Months
	Ended	Ended	$	%
	6/30/2008	6/30/2007	CHANGE	CHANGE
Water and Electric Services	$10,233	$10,492	$(259)	-2.5%
Contracted Services	439	574	(135)	-23.5%
Total interest expense	$10,672	$11,066	$(394)	-3.6%

For the six months ended June 30, 2008, overall interest expense decreased by 3.6% to $10.7 million compared to $11.1 million for the six months ended June 30, 2007 primarily reflecting lower short-term interest rates. The average interest rate on short-term borrowings for the six months ended June 30, 2008 was 3.8%, as compared to an average of 6.1% during the same period of 2007. This was partially offset by an increase in short-term borrowings. Average bank loan balances outstanding under an AWR credit facility for the six months ended June 30, 2008 were approximately $48 million, as compared to an average of $34 million during the same period of 2007.

Interest Income

For the six months ended June 30, 2008 and 2007, interest income by segment consisted of the following (amounts in thousands):

	6 Months	6 Months
	Ended	Ended	$	%
	6/30/2008	6/30/2007	CHANGE	CHANGE
Water and Electric Services	$1,132	$1,135	$(3)	-0.3%
Contracted Services	4	17	(13)	-76.5%
Total interest expense	$1,136	$1,152	$(16)	-1.4%

Interest income for water and electric services decreased slightly by 0.3% due to less interest earned on short-term cash surplus and a decrease of $298,000 in interest accrued on the uncollected balance of the Aerojet litigation memorandum account authorized by the CPUC due to lower interest rates. These decreases were almost completely offset by the recording of $480,000 in interest income in connection with the IRS’s examination of the 2002 income tax return.

Other

For the six months ended June 30, 2008 and 2007, water services recorded other income of $121,000 and $132,000, respectively, as a result of its ownership interest in a non-operating equity investment.

Income Tax Expense

For the six months ended June 30, 2008 and 2007, income tax expense by segment consisted of the following (amounts in thousands):

	6 Months	6 Months
	Ended	Ended	$	%
	6/30/2008	6/30/2007	CHANGE	CHANGE
Water and Electric Services	$10,652	$9,034	$1,618	17.9%
Contracted Services	(611)	1,186	(1,797)	-151.5%
Total income tax expense	$10,041	$10,220	$(179)	-1.8%

For the six months ended June 30, 2008, income tax expense for water and electric services increased by 17.9% to $10.7 million compared to $9.0 million for the six months ended June 30, 2007 due primarily to an increase in pretax income. The ETR for water and electric services for the six months ended June 30, 2008 was 40.6% as compared to a 42.2% ETR applicable to the six months ended June 30, 2007. The ETR decreased primarily due to changes between book and taxable income that are treated as flow-through adjustments (principally plant-, rate-case- and compensatory-related in nature) in accordance with regulatory requirements.  Flow-through adjustments increase or decrease tax expense in one period, with an offsetting increase or decrease occurring in another period.

Income tax expense for contracted services decreased to a tax benefit of $611,000 compared to tax expense of $1.2 million for the six months ended June 30, 2007 due primarily to a decrease in pretax income. The ETR for contracted services for the six months ended June 30, 2008 was 38.6% as compared to a 37.8% ETR applicable to the six months ended June 30, 2007.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those that are important to the portrayal of AWR’s financial condition, results of operations and cash flows, and require the most difficult, subjective or complex judgments of AWR’s management. The need to make estimates about the effect of items that are uncertain is what makes these judgments difficult, subjective and/or complex. Management makes subjective judgments about the accounting and regulatory treatment of many items. These judgments are based on AWR’s historical experience, terms of existing contracts, and AWR’s observance of trends in the industry, information provided by customers and information available from other outside sources, as appropriate. Actual results may differ from these estimates under different assumptions or conditions.

The critical accounting policies used in the preparation of the Registrant’s financial statements that it believes affect the more significant judgments and estimates used in the preparation of its consolidated financial statements presented in this report are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes to the critical accounting policies.

Liquidity and Capital Resources

AWR

Registrant’s regulated business (primarily that of GSWC), is capital intensive and requires considerable capital resources. A portion of these capital resources are provided by internally generated cash flows from operations. When necessary, Registrant obtains funds from external sources in the capital markets and through bank borrowings. Access to external financing on reasonable terms depends on Registrant’s credit ratings and current business conditions, including that of the water utility industry in general as well as conditions in the debt or equity capital markets. If these business and market conditions deteriorate to the extent that AWR no longer has access to the capital markets at reasonable terms, Registrant has access to a revolving credit facility with aggregate bank commitments of $85 million that is currently utilized to support operations. Up to $20 million of this facility may be used for letters of credit. As of June 30, 2008, an aggregate of $56.8 million in cash borrowings were included in current liabilities and approximately $11.1 million of letters of credit were outstanding under this facility. As of June 30, 2008, AWR has $17.1 million available to borrow under the credit facility. AWR also has a Registration Statement on file with the Securities and Exchange Commission for the sale from time to time of debt and equity securities. As of June 30, 2008, $156.5 million was available for issuance under this Registration Statement which will expire on November 30, 2008. AWR may seek to increase the $85 million revolving credit facility by up to $30 million and/or issue common stock in 2008. Proceeds from the issuance of common stock would be used to pay down short-term borrowings.

AWR funds its operating expenses and pays dividends on its outstanding common shares primarily through dividends from GSWC and through proceeds from equity issuances not invested in subsidiaries. The ability of GSWC to pay dividends to AWR is restricted by California law. Under restrictions of the California tests, at June 30, 2008, approximately $126.3 million was available from the retained earnings of GSWC to pay dividends to AWR. GSWC is also subject to contractual restrictions on its ability to pay dividends. GSWC’s maximum ability to pay dividends is restricted by certain Note Agreements to the sum of $21 million plus 100% of consolidated net income from various dates plus the aggregate net cash proceeds received from capital stock offerings or other instruments convertible into capital stock from various dates. Under the most restrictive of the Note Agreements, $233.8 million was available to pay dividends to AWR as of June 30, 2008. GSWC is also prohibited from paying dividends if, after giving effect to the dividend, its total indebtedness to capitalization ratio (as defined) would be more than 0.6667 to 1. Dividends in the amount of $4.4 million were paid to AWR by GSWC during the three months ended June 30, 2008. No dividends were declared and paid to AWR by GSWC during the three months ended March 31, 2008 due to sufficient cash residing at the AWR level.

AWR has paid common dividends for over 75 consecutive years. On July 29, 2008, AWR declared a regular quarterly dividend of $0.250 per Common Share. The dividend, totaling approximately $4.3 million, will be paid on September 1, 2008 to common shareholders of record at the close of business on August 8, 2008. During the six months ended June 30, 2008 and 2007, AWR paid quarterly dividends to shareholders, totaling approximately $8.6 million or $0.500 per share and $8.0 million or $0.470 per share, respectively. AWR presently intends to continue paying quarterly cash dividends in the future, on March 1, June 1, September 1 and December 1, subject to earnings and financial condition, regulatory requirements and such other factors as the Board of Directors may deem relevant.

AWR anticipates that interest costs will increase in future periods due to the need for additional external capital to fund its construction program, and potential market interest rate increases. AWR believes that costs associated with capital used to fund construction at its regulated subsidiaries will continue to be recovered in water and electric rates charged to customers.

In August 2008, Standard & Poor’s reaffirmed a rating of “A stable” for both AWR and GSWC.

Cash Flows from Operating Activities:

Registrant’s future cash flows from operating activities will be affected by utility regulation; infrastructure investment; maintenance expenses; inflation; compliance with environmental, health and safety standards; production costs; customer growth; per customer usage of water; weather and seasonality. In addition, future cash flows from non-regulated subsidiaries will depend on new business activities, including military base operations and the construction of new and/or replacement infrastructure at the different military bases, timely redetermination of prices and requests for equitable adjustments of prices and timely collection of payments from the U.S. government. Cash flows from non-regulated subsidiaries would be adversely impacted if the U.S. government were to exercise its offset rights for the $7.5 million penalty assessed by the U. S. Army for the alleged failure to meet small business subcontractor goals at Fort Bliss. FBWS has filed a Notice of Appeal of this assessment stating its disagreement with the position taken by the U.S. Army. The U.S. Army has responded to the appeal and has disagreed with all of FBWS’ assertions. On July 1, 2008, FBWS served written discovery on the government (interrogatories and requests for production of documents) related to the liquidated damages claimed by the U.S. government.  The U.S. government has 45 days to respond.   In addition, on July 15, 2008, the government filed a motion for partial summary judgment.  The motion asks the Armed Services Board of Contract Appeals to rule that the liquidated damages assessed against FBWS are not barred by cases finding that liquidated damages which far exceed actual damages are a “penalty” and, therefore, are unenforceable.

Cash flows from operating activities have generally been sufficient to meet operating requirements and a portion of capital expenditure requirements. Registrant will seek access to debt and equity capital markets to meet the balance of capital expenditure requirements. There can be no assurance that Registrant will be able to successfully access such markets on favorable terms or at all. Operating cash flows can be negatively affected by changes in the regulatory environments.

Taking into account the factors noted above, Registrant also obtains cash from non-operating sources such as the proceeds from debt issuances, customer advances for and contributions in aid of construction and equity offerings, discussed below in financing activities.

Net cash provided by operating activities was $27.7 million for the six months ended June 30, 2008 as compared to $30.3 million for the same period ended June 30, 2007. The overall decrease of $2.6 million was primarily attributable to a $4.7 million increase in ASUS’ costs and estimated earnings in excess of billings on uncompleted contracts during the six months ended June 30, 2008. This was caused primarily by an increase in construction activities at Andrews Air Force Base that will be billed and collected in future periods. This was offset by an increase of $1.0 million in cash collected during the six months ended June 30, 2008 from the U.S. government on projects, primarily at Fort Bliss. The timing of cash receipts and disbursements related to other working capital items also affected the changes in net cash provided by operating activities. Changes in cash flows from operating activities were generally consistent with changes in the results of operations as adjusted by changes in working capital in the normal course of business.

Cash Flows from Investing Activities:

Net cash used in investing activities, which consists primarily of construction expenditures at GSWC, increased to $41.1 million for the six months ended June 30, 2008 as compared to $19.3 million for the same period in 2007. This increase was primarily due to higher construction expenditures totaling $18.9 million consistent with Registrant’s capital investment plan for 2008. Also in 2008, ASUS completed the acquisition of substantially all of the net assets of the subcontractor that provided the wastewater services to ASUS’ subsidiaries at military bases for an aggregate purchase price of $2.3 million related to the net assets. In 2007, cash used in investing activities also included proceeds received on the sale of property. There were no proceeds received on the sale of property during 2008.

Cash flows used in investing activities are expected to rise during 2008 as construction expenditures are expected to be approximately $55 million to $60 million during 2008. Registrant intends to invest capital prudently to provide essential services to its regulated customer base, while working with its regulators to have the opportunity to earn a fair rate of return on investment. Registrant’s infrastructure investment plan consists of both infrastructure renewal programs, where it replaces infrastructure as needed, and major capital investment projects, where it will construct new water treatment and delivery facilities. Projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.

Cash Flows from Financing Activities:

Registrant’s financing activities include the issuance and repayments of long-term debt and notes payable to banks, primarily through its wholly owned subsidiary, GSWC, the issuance of common shares, proceeds from stock option exercises, and the payment of dividends on common shares. In order to finance new infrastructure, Registrant also receives customer advances for and contributions in aid of construction (net of refunds).

Net cash provided by financing activities was $12.1 million for the six months ended June 30, 2008 as compared to net cash used of $9.0 million for the same period in 2007. The increase of $21.1 million in net cash provided by financing activities was primarily caused by an increase of $23.1 million in notes payable to banks to fund operations. This increase was partially offset by an increase of $604,000 in dividends paid to AWR’s shareholders and a decrease of $1.1 million in the proceeds from stock option exercises.

GSWC

GSWC funds the majority of its operating expenses, payments on its debt, and dividends on its outstanding common shares and a portion of its construction expenditures through internal sources. Internal sources of cash flow are provided primarily by retention of a portion of earnings from operating activities. Internal cash generation is influenced by factors such as weather patterns, environmental regulation, litigation, changes in supply costs and regulatory decisions affecting GSWC’s ability to recover these supply costs, timing of rate relief, increases in maintenance expenses and capital expenditures.

As mentioned previously, GSWC relies on external sources, including equity investments and short-term borrowings from AWR, and long-term debt to help fund a portion of its construction expenditures. In addition, GSWC receives advances and contributions from customers, home builders and real estate developers to fund construction necessary to extend service to new areas. Advances for construction are refundable generally at rates ranging from 10% to 22% of the revenues received from the installation for which funds were advanced or in equal annual installments over periods of time ranging from 10 to 40 year periods. Amounts which are no longer refundable are reclassified to contributions in aid of construction. Utility plant funded by advances and contributions is excluded from rate base. Generally, GSWC depreciates contributed property and amortizes contributions in aid of construction at the composite rate of the related property.

GSWC also has a Registration Statement on file with the SEC for issuance from time to time, of up to $100 million of debt securities. As of June 30, 2008, $50 million remained for issuance under this Registration Statement, which will expire on November 30, 2008.

Cash Flows from Operating Activities:

Net cash provided by operating activities was $29.4 million for the six months ended June 30, 2008 as compared to $26.5 million for the same period in 2007. The increase of $2.9 million is primarily attributable to the timing of cash receipts and disbursements related to working capital items affecting the changes in net cash provided by operating activities. Changes in cash flows from operating activities were generally consistent with changes in the results of operations as adjusted by changes in working capital in the normal course of business.

Cash Flows from Investing Activities:

Net cash used in investing activities increased to $36.0 million for the six months ended June 30, 2008 as compared to $18.1 million for the same period in 2007. This increase was primarily due to higher capital expenditures consistent with GSWC’s 2008 capital improvement plan. In 2007, cash used in investing activities also included proceeds received on the sale of property. There were no proceeds received on the sale of property during 2008.

Cash Flows from Financing Activities:

Net cash provided by financing activities was $5.6 million for the six months ended June 30, 2008 as compared to net cash used of $7.0 million for the same period in 2007. The increase in net cash provided by financing activities was primarily caused by an $8.4 million increase in the net change in intercompany borrowings and a $4.2 million decrease in dividends paid to AWR.

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

Contractual Obligations and Other Commitments

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

There have been no material changes to AWR’s contractual obligations and other commitments since December 31, 2007. See “Managements’ Discussion and Analysis of Financial Condition and Results of Operation—Contractual Obligations, Commitments and Off Balance Sheet Arrangements” section of the Registrant’s Form 10-K for the year-ended December 31, 2007 for a detailed discussion of contractual obligations and other commitments.

Regulatory Matters

GSWC is subject to regulation by the CPUC, which has broad powers with respect to service and facilities, rates, classification of accounts, valuation of properties, the purchase, disposition and mortgaging of properties necessary or useful in rendering public utility service, the issuance of securities, the granting of certificates of public convenience and necessity as to the extension of services and facilities and various other matters. CCWC is subject to comparable regulation by the ACC.

Rates that GSWC and CCWC are authorized to charge are determined by the CPUC and the ACC, respectively, in general rate cases and are derived using rate base, cost of service and cost of capital, as projected for a future test year in California and using a historical test year, as adjusted, in Arizona. Rates charged to customers vary according to customer class and rate jurisdiction and are generally set at levels allowing for recovery of prudently incurred costs, including a fair return on rate base. Rate base generally consists of the original cost of utility plant in service, plus certain other assets, such as working capital and inventory, less accumulated depreciation on utility plant in service, deferred income tax liabilities and certain other deductions.

GSWC is required to file a general rate case (“GRC”) application every three years for each of its water rate-making areas according to a schedule established by the CPUC. GRC’s typically include an increase in the first test year with inflation rate adjustments for the second and third years of the GRC cycle. Rates are based on a forecast of expenses and capital costs for the test year. According to the CPUC’s new water rate case plan adopted in May 2007, GSWC will migrate to a rate case schedule that brings all three Regions of GSWC within a single triennial rate case. Starting with the filing made on July 1, 2008, GSWC’s Regions II and III plus the general office will undergo rate review in a single case. Region I’s most recent rate case was decided on January 31, 2008, and will file its next rate case in January 2010, for rates in years 2011 and 2012. GSWC will then file all three regions in July 2011, with an 18 month processing schedule, for years 2013, 2014, and 2015. According to the new rate case schedule, all Regions will then be reviewed in a single case for the ensuing three-year cycle. The new consolidated GRC is expected to have an 18-month processing schedule. In California, rates may also be increased by offsets for certain expense increases, including but not limited to supply cost offset and balancing account amortization, advice letter filings related to certain plant additions and other operating cost increases. Offset rate increases and advice letter filings typically have a two- to four- month regulatory processing lag.

Under the new rate case plan adopted by the CPUC in May 2007, GSWC filed a separate application to review the rate of return authorized by the CPUC. In prior years, the rate of return was determined as part of the general rate case process along with all other operating costs. This new procedure to separate the rate of return from the general rate case is the same process that the CPUC utilizes to determine the rate of return for energy companies under CPUC jurisdiction. GSWC filed its first cost of capital application under the new rate case plan on May 1, 2008. The application requests the CPUC to adopt a new rate of return on rate-base (“RORB”)  of 10% on average for calendar years 2009, 2010, and 2011, based on a return on equity (“ROE”) of 12.1%. According to the rate case plan, the CPUC intends to process the cost of capital proceeding in six months, at which time, the rate of return authorized by the CPUC will be implemented into rates on a company-wide basis. If approved as filed, the new adopted ROE and RORB are expected to generate approximately $12 million of additional annual revenue in 2009. The scoping memo for this proceeding has been bifurcated it into two phases. Phase I will establish ROE’s for the utilities in the case. Phase II will address automatic adjustment mechanisms for ROE/RORB between rate cases.

Neither the operations nor rates of AWR and ASUS are directly regulated by the CPUC or the ACC. The CPUC and the ACC do, however, regulate certain transactions between GSWC and its affiliates. In addition, ASUS’ subsidiaries are regulated by their respective commissions in the state in which they operate. However, the amounts charged by the subsidiaries of ASUS for water and wastewater services at military bases are based upon the terms of 50-year contracts with the U.S. government and supplemental fixed price construction contracts. The operations and maintenance contracts provide that prices will be redetermined at the end of two years after commencement of operations at each military base and every three years thereafter. In addition, prices may be equitably adjusted for changes in law, wage and benefit increases and other circumstances. ASUS has, however, experienced delays in the redetermination of rates. For the supplemental construction contracts, prices may be changed through the change order process if significant unforeseen issues arise during the construction process.

Recent Changes in Rates

Rate increases in 2008:

In January 2008, the CPUC approved rate increases for the seven ratemaking areas in the Region I customer service area. The authorized rate increases will provide GSWC additional annual revenues of approximately $6.4 million in 2008 based on an authorized ROE of 10.2%. The new rates were effective January 1, 2008. On March 3, 2008, the Department of Ratepayer Advocates (“DRA”) filed an application for rehearing of the Region I GRC decision on various legal grounds. As permitted by the CPUC, GSWC filed a response to DRA’s application. GSWC is not able to predict the outcome of this matter.

In January 2008, the CPUC also approved attrition year rate increases for Regions II and Region III customer service areas effective January 1, 2008. The authorized rate increases will provide GSWC additional annual revenues of approximately $3.6 million for Region II representing the second year of a three-year rate case increase approved by the CPUC in 2007. The increase of approximately $3.0 million for Region III is the third year of a three-year rate increase approved in 2006.

The combined rate increases for Regions I, II and III are designed to generate approximately $13.0 million annually, based upon normalized sales levels approved by the CPUC, effective January 1, 2008.

Rate increases in 2007:

In February 2006, GSWC filed an application with the CPUC for rate increases in Region II and to cover general office expenses at the Corporate Headquarters. The rate increases for the Corporate Headquarters’ expenses would also increase Region III rates for 2007. Due to delays in issuing a decision on these applications, the CPUC had previously approved interim rate increases totaling $1.2 million and $135,000 for Region II and Region III, respectively, that became effective January 1, 2007. On November 16, 2007, the CPUC approved the general rate increases for the Region II service area and additional rate increases in Region II and III to recover general office expenses at the Corporate Headquarters. Based on the decisions issued by the CPUC on November 16, 2007, the approved revenue increases for 2007 were approximately $6.4 million for Region II and approximately $3.0 million to recover Corporate Headquarters’ expenses allocated to Region III. The rate increases were retroactive to January 1, 2007. Accordingly, during the fourth quarter of 2007, GSWC recorded the revenue difference between the interim rates implemented on January 1, 2007 and the final rates authorized by the CPUC for the period from January 1 to the implementation of the authorized rates. This resulted in the recording of a $7.2 million regulatory asset and corresponding increase in revenues during the fourth quarter of 2007. A surcharge was implemented in the first quarter of 2008 to begin recovering this amount from customers.

For GSWC’s Region III rate case approved by the CPUC on January 12, 2006, the CPUC also approved the second year increases for Region III in an estimated amount of approximately $2.3 million, effective January 1, 2007. Based on certain corrections to the rate calculation, GSWC also filed an Application for Rehearing to request additional revenues in connection with the January 2006 decision. On July 31, 2008, the CPUC adopted a stipulation jointly filed by GSWC and DRA. The stipulation addressed all of the pending issues including proposing a 12-month surcharge enabling GSWC to recover revenues of approximately $541,000 for the period January 1, 2006 and July 31, 2008.  In addition, it was stipulated that tariffs in Region III should be adjusted  for additional revenues generated from the date the stipulation was approved.  The adjustment will result in an annual increase in revenues of approximately $228,000.    As a result of the CPUC’s approval, a regulatory asset of $541,000 was established in July 2008 with a corresponding increase to income. This regulatory asset will be recovered through the 12-month surcharge.

Pending Rate Changes

GSWC

According to the CPUC’s new water rate case plan adopted in May 2007 discussed above, GSWC filed its general rate case for Region II and III plus the general office on July 1, 2008. The new rates are to be effective for 2010, 2011 and 2012. GSWC filed for revenue increases and if approved as filed, the rate increases for Region II are expected to generate approximately $20.3 million in annual revenues starting in 2010, $2.6 million in 2011 and $4.2 million in 2012, and increases of $30.0 million starting in 2010, $1.7 million in 2011 and $3.7 million in 2012 for Region III.

In June 2008, GSWC’s BVES division filed its general rate case with the CPUC’s electric division. The filing was the first full general rate case for BVES since 1996. Costs incurred in connection with the construction of the generating facility are expected to be reviewed by the CPUC as part of the 2008 general rate case. The filing requests an overall annual revenue increase of $6.8 million.  All of the increase is to the base rate portion of BVES’ rates.  The $6.8 million increase represents an overall increase of approximately 23% over current rates. BVES has included a request for a phased-in implementation of the rate increase. The proposed phase in plan would recognize the full rate increase in the first year for financial reporting purposes, but defer the revenue recovery to a subsequent year. In the application, BVES has requested an ROE of 11.7%. BVES expects to file a second application in the third quarter of 2008 to address the revenue requirement for the purchased power component of rates once a new purchased power contract is executed later this year.

CCWC

CCWC filed a rate case with the ACC in August 2004 for its water system in Fountain Hills, Arizona. In September 2005, the ACC approved a rate increase for CCWC. The rate increase was effective on October 1, 2005 and generated additional annual revenues of approximately $1.1 million, an 18% increase over 2004 revenues. During this GRC, CCWC sought to have its rates determined using a fair value rate base. The ACC elected not to use fair value in setting the rates. CCWC appealed ACC’s use of only original cost less depreciation rate base to determine the revenue requirement. Because CCWC’s fair value rate base was higher, the use of original cost exclusively to determine the revenue requirement deprived CCWC of a substantial amount of operating income. Following the approval of this rate case, CCWC filed an appeal with the Arizona Court of Appeals. On February 13, 2007, the Arizona Court of Appeals upheld CCWC’s challenge to the ACC’s failure to use fair value rate base in the determination of operating income. The process the ACC utilized resulted in a lower revenue requirement and was found to be in violation of the Arizona Constitution. However, the Court also held that the ACC’s determination of the return on equity, while not well-explained, was made based on the evidence, was a matter within the agency’s substantial discretion and was lawful. The ACC decided to not seek review, and the matter was returned to the ACC on remand for modification of the original ACC decision consistent with the decision of the Court of Appeals. Testimony was filed by ACC staff and the Residential Utility Consumer Office. The ACC conducted evidentiary hearings on the remanded case in January 2008. The ACC rendered its final decision on July 17, 2008. The decision reduced the ROE from the 9.3% in the original decision by 200 basis points resulting in a return on fair value rate base of 6.4%. The net increase in CCWC rates is $12,000.

During the course of remand proceedings in the 2004 rate case, in the fourth quarter of 2007, CCWC filed its new general rate case with the ACC. Unlike California, there is not a three-year cycle in Arizona. The only filing requirement is that a utility cannot have two applications pending at the same time, and the typical rule is that rates should be in effect for one year before filing a new case. In the 2007 filing, CCWC requested rate increases which are expected to generate approximately $3.1 million in additional annual revenues. The processing of this case was expected to take approximately 18 months. However, the ACC suspended processing of the 2007 rate case until completion of the proceedings on remand of the 2004 rate case. As a result of the final determination in the 2004 rate case, CCWC intends to pursue the 2007 case as promptly as possible including request for interim rates.

Other Regulatory Matters

Water Policy Application

In September 2006, GSWC filed a Water Policy Application with the CPUC for authority to implement certain rate setting mechanisms, including the elimination of disincentives to conserve water and eliminate fluctuations in revenues due to weather by, the establishment of a Water Revenue Adjustment Mechanism (“WRAM”) to decouple sales from revenues.

In February 2007, the CPUC opened an Order Instituting Investigation to Consider Policies to Achieve Conservation Objectives (the “Conservation OII”). GSWC’s Water Policy Application was consolidated into the CPUC’s Conservation OII. In a subsequent ruling, the CPUC ruled that GSWC’s WRAM proposals would be consolidated into the Conservation OII, but that the other issues included in GSWC’s Water Policy Application would not. The CPUC also directed GSWC to re-submit an increasing block rate proposal for the existing ratemaking areas. GSWC was directed to file a separate application to consider the other proposals in the policy application.

Currently, Registrant is actively participating in the CPUC’s Conservation OII. Through the Conservation OII, the CPUC proposes to eliminate disincentives to promote conservation. Among other potential solutions being considered by the CPUC are revisions to tariff structures to create increasing rate blocks, so that greater water sales  will be tempered by higher unit pricing to consumers, and sales adjustment mechanisms, to essentially de-couple volume of sales from GSWC’s revenue requirement calculation. On October 19, 2007, GSWC and the DRA filed a settlement agreement regarding the conservation rate design and a WRAM. The settlement with DRA proposes to keep the existing ratemaking areas unconsolidated and to implement increasing block rates in each individual ratemaking area. If the settlement is approved by the CPUC, GSWC would implement an increasing block rate design as a means to encourage water conservation. GSWC would also establish a WRAM balancing account to track revenue shortfalls for later recovery from customers.

In May 2007, the CPUC issued a ruling in the Conservation OII which directed the parties in the proceeding to address the issue of whether the adoption of a revenue adjustment mechanism should affect the water utilities’ authorized rate of return. GSWC and other parties submitted testimony and evidentiary hearings on this issue were held in November 2007. In July 2008, the assigned Administrative Law Judge issued a Proposed Decision (“PD”) in the Conservation OII. In addition, on the same day, an Alternate Decision (“AD”) was issued by the assigned Commissioner’s office. Both decisions recommended approval of the GSWC/DRA settlement regarding conservation rate design and implementation of a WRAM. The two decisions differ with regards to their recommendations to change the authorized rate of return. The PD recommends an adjustment to the rate of return with the implementation of the WRAM, and the AD recommends deferring the issue to the upcoming cost of capital proceeding. GSWC expects the CPUC to issue a final decision in the third quarter of 2008.

Westborough Development, Sacramento County

On April 7, 2006, GSWC filed an advice letter with the CPUC to incorporate the Westborough development in Sacramento County into the Rancho Cordova service area and to provide water service to that new development. The City of Folsom filed a protest of GSWC’s advice letter on April 27, 2006. On January 30, 2007, the CPUC rejected the advice letter without prejudice, and invited GSWC to re-file the advice letter once the City of Folsom protest was resolved, or file an application for CPUC approval of the service territory expansion.

In June 2007, GSWC signed an agreement with the City of Folsom and the City agreed not to contest GSWC’s providing water service to Westborough and relinquished all claims concerning GSWC’s providing water service to the area. As compensation to the City of Folsom to resolve its claim, GSWC has agreed to pay the City of Folsom $550,000. Aerojet will reimburse GSWC for 50%, or $275,000, of the settlement payment. As of June 30, 2008, GSWC has recorded an obligation of $550,000 to the City of Folsom and an additional receivable of $275,000 from Aerojet for the amount to be reimbursed. During the third quarter of 2007, GSWC filed a second advice letter after resolving the issue with the City. That advice letter was subsequently protested by the Sacramento County Water Agency (“SCWA”). GSWC filed a response to the SCWA protest. In November 2007, the Water Division of the CPUC rejected the advice letter without prejudice and GSWC has been in discussions with SCWA and Aerojet to resolve the objections raised by SCWA in their protest. During the second quarter of 2008, the objections raised by SCWA in their protest were removed. GSWC intends to file again with the CPUC later in 2008 to incorporate the Westborough development in Sacramento County into the Rancho Cordova service area and to provide water service to that new development. The recovery from Aerojet of the $17.5 million in legal and expert costs and accrued interest from January 1, 2004 in the Aerojet litigation, previously discussed, is contingent upon the issuance of land use approvals for development of Aerojet property which includes the Westborough development and the receipt of certain fees in connection with that development.

Supply Cost Memorandum/Balancing Accounts

As permitted by the CPUC, Registrant maintains water supply cost balancing accounts for GSWC to account for under-collections and over-collections of revenues designed to recover such costs. The supply cost balancing accounts track differences between the current cost for supply items (water, power, and pump taxes) charged by GSWC’s suppliers and the cost for those items incorporated into GSWC’s rates. Under-collections (recorded as regulatory assets) occur when the current cost exceeds the amount in rates for these items and, conversely, over-collections (recorded as regulatory liabilities) occur when the current cost of these items is less than the amount in rates. As of June 30, 2008, there is approximately $11.1 million net under-collection in the water supply cost balancing accounts. Of this amount, approximately $8.1 million relates to GSWC’s Region III customer service area. In May 2008, the CPUC approved a surcharge to begin recovering $7.0 million of this under-collection over 24 months.   The remaining $3.0 million net under-collections in the water supply cost balancing accounts relate to GSWC’s Region I net under-collection of $2.0 million and Region II’s net under-collection of $970,000. Currently, there is a surcharge in place in Region I expiring in January 2009 to recover this under-collection, and a surcredit at Region II to refund a previous over-collection expiring in August 2008.

Santa Maria Groundwater Adjudication and Memorandum Accounts

In 1997, the Santa Maria Valley Water Conservation District (“plaintiff”) filed a lawsuit against multiple defendants, including GSWC, the City of Santa Maria, and several other public water purveyors. The plaintiff’s lawsuit sought an adjudication of the Santa Maria Groundwater Basin (the “Basin”). A stipulated settlement of the lawsuit has been reached, subject to CPUC approval. The settlement, among other things, if approved by the CPUC, would preserve GSWC’s historical pumping rights and secure supplemental water rights for use in case of drought or other reductions in the natural yield of the Basin. GSWC, under the stipulation, has a right to 10,000 acre-feet of groundwater replenishment provided by the Twitchell Project, a storage and flood control reservoir project operated by the Santa Maria Valley Conservation District.  A monitoring and annual reporting program has been established to allow the parties to responsibly manage the Basin and to respond to shortage conditions.  If severe water shortage conditions are found over a period of five years, the management area engineer will make findings and recommendations to alleviate such shortages.  In the unlikely case that the Basin experiences severe shortage conditions, the court has the authority to limit GSWC’s groundwater production to 10,248 acre-feet per year, based on developed water in the Basin.

On February 11, 2008, the court issued its final judgment, which approves and incorporates the stipulation.  The judgment awards GSWC prescriptive rights to groundwater against the non-stipulating parties.  In addition, the judgment grants GSWC the right to use the Basin for temporary storage and to recapture 45 percent of the return flows that are generated from its importation of State Water Project water.  Pursuant to this judgment, the court retains jurisdiction over all of the parties to make supplemental orders or to amend the judgment as necessary. On

March 20, 2008, the non-stipulating parties filed notices of appeal. Registrant is unable to predict the outcome of the appeal.

GSWC has incurred costs of approximately $6.9 million as of June 30, 2008, including legal and expert witness fees, in defending its groundwater supply in the Basin. Such costs had been recorded in utility plant for future rate recovery. In February 2006, GSWC filed an application with the CPUC for recovery of $5.5 million of these costs, representing the amount of the costs that had been incurred as of December 31, 2005. In February 2007, GSWC reached a settlement with the CPUC’s DRA authorizing recovery of the $5.5 million requested in GSWC’s application. The settlement deferred review of the remaining legal costs pending final resolution of the lawsuit. In May 2007, the CPUC issued a decision that approved the settlement with the DRA. Pursuant to the decision, GSWC was authorized to place in rate base $2.7 million of the $5.5 million of previously incurred litigation costs. GSWC was also authorized to amortize, with interest, the remaining $2.8 million of the $5.5 million in rates over a ten-year period. This amount has been transferred into a separate memorandum account included within regulatory assets and a surcharge was implemented in the third quarter of 2007 for recovery of these costs.

All litigation costs, including interest, that have been incurred since December 31, 2005, totaling approximately $1.4 million, have also been transferred from rate base to a separate new memorandum account, subject to a reasonableness review by the CPUC in a subsequent phase of this proceeding or in a new proceeding. In April 2008, the Administrative Law Judge closed the proceeding without ruling on the stipulation or authorizing recovery of the remaining costs. The ruling directed GSWC to file a new application. In accordance with this ruling, GSWC intends to file a new application. Management believes that these additional costs will be approved and the recovery of these costs through rates is probable.

CPUC Subpoena

On February 15, 2007, the CPUC issued a subpoena to GSWC in connection with an investigation of certain work orders and charges paid to a specific contractor used by GSWC for numerous construction projects. The CPUC’s investigation focuses on whether these charges were approved in customer rates and whether they were just and reasonable. In June 2007, GSWC received notification from the CPUC that it was instituting an audit. The purpose of the audit was to examine for the period 1994 to the present, GSWC’s policies, procedures, and practices throughout all of its Regions regarding the granting or awarding of construction contracts or jobs. GSWC is currently responding to data requests submitted by the CPUC. Management cannot predict the outcome of the investigation or audit at this time.

Bear Valley Electric Service

GSWC’s BVES division has been filing compliance reports with the CPUC regarding its purchases of energy from renewable energy resources. The filings indicated that BVES had not achieved interim target purchase levels of renewable energy resources and thus, on its face, might be subject to a potential penalty. GSWC has formally contested the potential penalty reflected in the compliance report. The CPUC has been considering the future timing and applicability of renewable energy resource requirements as they apply to smaller energy utilities like BVES. On May 30, 2008, the CPUC issued its final decision regarding the renewable responsibilities of small utilities (including BVES). The final decision affirmed the renewable obligation targets for the small utilities but also allowed the small utilities to defer compliance under the CPUC’s flexible compliance rules. BVES will need to continue its efforts to procure renewable resources each year going forward, and where that may prove difficult because the market for such resources is very constrained, then BVES will be required to describe in detail the problems that warrant further deferral, in accordance with the CPUC’s flexible compliance rules. Because the final decision deferred BVES’ interim target purchase levels for the years 2004 through 2007, management believes that the CPUC’s decision effectively forecloses any exposure to financial penalties for the year 2007 and earlier.

There have been no other material changes to AWR’s other regulatory matters since December 31, 2007. See “Managements’ Discussion and Analysis of Financial Condition and Results of Operation—Regulatory Matters” section of the Registrant’s Form 10-K for the year-ended December 31, 2007 for a detailed discussion of other regulatory matters.

Environmental Matters

AWR’s subsidiaries are subject to increasingly stringent environmental regulations including the 1996 amendments to the Federal Safe Drinking Water Act; enhanced surface water treatment rules; regulation of disinfectant/disinfection by-products; and the long-term enhanced surface water treatment rules; ground water treatment rule; contaminant regulation of radon and arsenic; and unregulated contaminants monitoring rule.

Drinking Water Standard:

During the first quarter of 2008, one of GSWC’s water systems located in northern California violated a drinking water standard.  GSWC routinely monitors for the presence of drinking water contaminants including total trihalomethanes (“TTHM”).  The TTHM samples taken in the first quarter of 2008 indicated that this water system exceeded the maximum contaminant level (“MCL”) for TTHM.   During the first quarter, GSWC implemented various operational changes and conducted increased monitoring over the quarter in an attempt to identify and control the factors leading to the formation of TTHM in the distribution system.  The results of these studies indicate that source water quality is the predominate factor in this situation. Water imported from the Sacramento-San Joaquin Delta experienced salt water intrusion and had high levels of organic compounds from agricultural drainage during the first quarter. These compounds form TTHM during the treatment process.  GSWC has no control over the quality of the source water that is purchased from the Contra Costa Canal.  To remedy the situation, GSWC has initiated the change to use chloramines as disinfectant. Chloramination is an accepted and widely used method to mitigate TTHM. Before the treatment process could be converted to chloramination, GSWC increased the purchase of chloraminated water from the Contra Costa Water District beginning in March 2008 and throughout the second quarter of 2008. Based on the results of recent compliance samples, GSWC is now in compliance of the TTHM MCL. The purchase of treated water has resulted in  incremental costs. GSWC has filed an advice letter with the CPUC to allow the establishment of a memorandum account to recover future additional costs.

Environmental Clean-Up and Remediation:

During the first quarter of 2008, hydrocarbon contaminated soil was found at a plant site (“Ballona Plant”)  located in GSWC’s Southwest customer service area where an abandoned water tank was demolished. The contamination appears to be shallow and likely the result of past corrosion control practices. An initial investigation and characterization will be completed to determine the extent of contamination before any soil extraction is initiated. At this time, GSWC is unable to reasonably estimate the cost of clean-up. Historically, this type of clean-up cost has been included in rates as approved by the CPUC.

Additional information on these requirements and other significant environmental matters is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in Registrant’s 2007 Annual Report on Form 10-K for the year ended December 31, 2007. There have been no other material changes in any of the environmental matters discussed in the Form 10-K since December 31, 2007.

Water Supply

State Water Project

GSWC manages a portfolio of water supplies, including groundwater production, use of treated surface water and arrangements with water wholesalers to insure the reliability, quality and affordability of water. For example, GSWC has contracts with various governmental entities, principally Metropolitan Water District’s member agencies (“MWD”), and other parties to purchase water for distribution to customers. The MWD is a public agency organized and managed to provide a supplemental, imported supply of water to its member public agencies. GSWC has 46 connections to MWD’s water distribution facilities and those of member agencies. The Company purchases MWD water through six separate member agencies aggregating more than 75,000 acre-feet annually. MWD’s principal sources of water are the Colorado River and the State Water Project (“SWP”) which conveys water from northern California.

Water supplies available to MWD through the SWP have historically varied from year to year based on weather, although MWD has generally been able to provide sufficient quantities of water to satisfy the needs of its constituents. However, a key link in the SWP is the Sacramento/San Joaquin River Delta adjacent to the San Francisco Bay (“Delta”). The fresh water pathway through the Delta is supported by earthen levees, and the reliability of those levees has been called into question based on post hurricane Katrina assessments by various federal, state and local agencies. A significant failure of the Delta levee system would substantially interfere with water exports, thus potentially disrupting the water supply available to GSWC from northern California via MWD. In light of these risks, the state Department of Water Resources and the Governor have convened a series of interdisciplinary task forces to develop proposals to preserve the environmental viability of the Delta and safeguard the water supply. GSWC continues to participate in and monitor developments related to the Delta and efforts to craft a workable solution to the risks presented by reliance on the Delta for water supply conveyance to southern California.

The SWP faces particular challenges to the operation of its pumping plant located at the southern end of the Delta which naturally drains to the Pacific Ocean through the San Francisco Bay. Because of its diversion of water for export to central, coastal and southern California through the pumping plant, the SWP is subject to a variety of operating limitations and permitting processes designed, collectively, to balance the need for water exports with the need to restore and protect the Delta environment.  In late 2007, a Federal judge issued a decision in the case Natural Resources Defense Council v. Kempthorne, Case No. 05-CV-1207 (U.S. Dist. Ct., E.D.) finding, among other things, that the Biological Opinion (“BiOp”) issued by the U.S. Fish and Wildlife Service was legally insufficient and failed to consider recent declines in delta smelt abundance.  A new BiOp, responsive to recent scientific findings and to the judge’s order, is expected to be completed by September 2008.  The judge also imposed interim restrictions on pumping until the new BiOp is completed, including significant reductions in deliveries to contractual customers of the SWP, including MWD, of up to 37% of baseline deliveries.  Actual curtailments will depend on weather conditions, fish and flow patterns in the Delta.  MWD recently estimated that its deliveries from the SWP in light of the court order were 30% below the level that would have been expected based on hydrological and operating conditions.

Weather

Water supply and revenues at GSWC and CCWC are significantly affected, both in the short-run and long-run, by changes in weather and climate conditions.

In June, 2008, Governor Arnold Schwarzenegger proclaimed a statewide drought and issued an Executive Order to address “a dire situation”, arising from serious drought conditions and water delivery reductions in California. Water storage in many of the state’s major reservoirs is far below normal. The Colorado River Basin, which provides water to Southern California via the Metropolitan Water District of Southern California, is experiencing a record eight-year drought. The governor said the drought “is an urgent reminder of the immediate need to upgrade California’s water infrastructure.”

The above average precipitation level in early 2008 in California was offset by dry weather experienced since March of 2008. The precipitation level in the State for the three months ended June 30, 2008 was 0.78 inches, which was much lower than the 10-year average precipitation of 2.60 inches for the same period. The precipitation level for the month of June 2008 was only 0.02 inches, the fourth driest month on record for the past 113 years. The U.S. Drought Monitor’s July 3, 2008 publication forecasted little rainfall across California, and it is unlikely that the state will experience significant improvement in the near future.

GSWC is investing in infrastructure improvements to protect water supplies from source to tap and encouraging its customers to conserve. GSWC intends to implement an increasing block rate design as a means to encourage water conservation.

Additional information on water supply issues are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in our 2007 Annual Report on Form 10-K for the year ended December 31, 2007.

New Accounting Pronouncements

Registrant is subject to newly issued requirements as well as changes in existing requirements issued by the Financial Accounting Standards Board. Differences in financial reporting between periods could occur unless and until the CPUC and the ACC approve such changes for conformity through regulatory proceedings. See Note 1 of Unaudited Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Registrant is exposed to certain market risks, including fluctuations in interest rates, and commodity price risks primarily relating to changes in the market price of electricity. Market risk is the potential loss arising from adverse changes in prevailing market rates and prices. There have been no material changes regarding Registrant’s market risk position from the information provided in its Annual Report on Form 10-K for the year ended December 31, 2007. The quantitative and qualitative disclosures about market risk are discussed in Item 7A-Quantitative and Qualitative Disclosures About Market Risk, contained in Registrant’s Annual Report on Form 10-K.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934 (the “Exchange Act”), we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness, as of the end of the fiscal quarter covered by this report, of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) and 15d-15(e) promulgated by the Securities and Exchange Commission (SEC) under the Exchange Act. Based upon that evaluation, the CEO and the CFO concluded that disclosure controls and procedures, as of the end of such fiscal quarter, were adequate and effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2008, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

PART II

Item 1. Legal Proceedings

There have been no material developments in any of the legal proceedings described in our 2007 Annual Report on Form 10-K.

Registrant is subject to ordinary routine litigation incidental to its business. Other than those disclosed in Registrant’s Form 10-K for the year ended December 31, 2007, no other legal proceedings are pending, which are believed to be material. Management believes that rate recovery, proper insurance coverage and reserves are in place to insure against property, general liability and workers’ compensation claims incurred in the ordinary course of business.

Item 1A. Risk Factors

There have been no significant changes in the risk factors disclosed in our 2007 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The shareholders of AWR have approved the material features of all equity compensation plans under which AWR directly issues equity securities. AWR did not directly issue any unregistered equity securities during the second   quarter of 2008.  The following table provides information about repurchases of common shares by AWR during the second quarter of 2008:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs
April 1 - 30, 2008	10,000		$36.11	—	NA
May 1 - 31, 2008	37		$35.00	—	NA
June 1 - 30, 2008	440		$35.32	—	NA
Total	10,477	(2)	$36.07	—	NA	(3)

(1)         None of the common shares were purchased pursuant to any publicly announced stock repurchase program.

(2)         Of this amount, 10,000 common shares were acquired on the open market for employees pursuant to the Company’s 401(k) Plan.  The remainder of the common shares were acquired on the open market for participants in the Company’s Common Share Purchase and Dividend Reinvestment Plan.

(3)         None of these plans contain a maximum number of common shares that may be purchased in the open market under the plans.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on May 20, 2008. The following table presents the voting results of the election of Class II directors at this meeting:

Name	“Votes For”	“Votes Withheld”
N.P. Dodge, Jr.	14,456,706	1,079,563
Robert F. Kathol	14,475,944	1,060,326
Gary F. King	14,498,576	1,037,694
Lloyd E. Ross	14,473,546	1,062,724

Registrant has one other class of directors, which include James L. Anderson, Diana M. Bonta, Anne M. Holloway and Floyd E. Wicks, whose terms will expire at the annual meeting in 2009.

Registrant’s shareholders also approved the American States Water Company 2008 Stock Incentive Plan, with 8,872,391 voting in favor, 1,229,104 against, and 678,318 abstaining.

Registrant’s shareholders also ratified the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm, with 14,803,123 voting in favor of the appointment, 143,147 opposing the appointment, and 589,997 abstaining from voting on the appointment.

Finally, Registrant’s shareholders approved a proposal to transact any other business which may properly come before the meeting, or any adjournment thereof, with 9,226,004 voting in favor, 5,514,488 against, and 795,775 abstaining.

No other items were submitted during the second quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

Item 5. Other Information

(a)         On July 29, 2008, the Board of Directors of AWR declared a regular quarterly dividend of $0.250 per common share. The dividend will be paid September 1, 2008 to shareholders of record as of the close of business on August 8, 2008.

(b)        There have been no material changes during the second quarter of 2008 to the procedures by which shareholders may nominate persons to the Board of Directors of AWR.

Item 6. Exhibits

(a)         The following documents are filed as Exhibits to this report:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.1.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.2.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

(1)         Filed concurrently herewith

(2)         Furnished concurrently herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and as its principal financial officer.

AMERICAN STATES WATER COMPANY
and its subsidiary
GOLDEN STATE WATER COMPANY

By:	/s/ Robert J. Sprowls
Robert J. Sprowls
Executive Vice President-Finance, Chief Financial
Officer, Treasurer and Corporate Secretary

Dated: August 8, 2008