Form 10-Q
period 2012-03-31
Golden State Water CO; AMERICAN STATES WATER CO
filed 2012-05-07
CIK 92116, 1056903

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2012

or

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

Indicate by check mark whether Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the Registrant was required to submit and post such files).

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

As of May 4, 2012, the number of Common Shares outstanding, of American States Water Company was 18,858,505 shares. As of May 4, 2012, all of the 146 outstanding Common Shares of Golden State Water Company were owned by American States Water Company.

Golden State Water Company meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form, in part, with the reduced disclosure format for Golden State Water Company.

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

It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto in the latest Annual Report on Form 10-K of American States Water Company and its wholly owned subsidiary, Golden State Water Company.

Filing Format

American States Water Company (hereinafter “AWR”) is the parent company of Golden State Water Company (hereinafter “GSWC”) and American States Utility Services, Inc. (hereinafter “ASUS”) and its subsidiaries.

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

Forward-Looking Statements

This Form 10-Q and the documents incorporated herein contain forward-looking statements intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based on current estimates, expectations and projections about future events and assumptions regarding these events and include statements regarding management’s goals, beliefs, plans or current expectations, taking into account the information currently available to management.  Forward-looking statements are not statements of historical facts.  For example, when we use words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may” and other words that convey uncertainty of future events or outcomes, we are making forward-looking statements.  We are not able to predict all the factors that may affect future results.  We caution you that any forward-looking statements made by us are not guarantees of future performance and that actual results may differ materially from those in our forward-looking statements.  Some of the factors that could cause future results to differ materially from those expressed or implied by our forward-looking statements, or from historical results, include, but are not limited to:

•                  The outcome of pending and future regulatory, legislative or other proceedings, investigations or audits, including decisions in our general rate cases and the results of independent audits of our construction contracting procurement practices

•                  Changes in the policies and procedures of the California Public Utilities Commission or CPUC

•                  Timeliness of CPUC action on rates

•                  Our ability to efficiently manage capital expenditures and operating and maintenance expenses within CPUC authorized levels and timely recover our costs through rates

•                  Our ability to forecast the costs of maintaining our aging water infrastructure

•                  Our ability to recover increases in permitting costs and in costs associated with negotiating and complying with the terms of our franchise agreements with cities and counties and other demands made upon us by the cities and counties in which GSWC operates

•                  Changes in accounting valuations and estimates, including changes resulting from changes in our assessment of anticipated recovery of regulatory assets, liabilities and revenues subject to refund or regulatory disallowances

•                  Changes in environmental laws and water quality and wastewater requirements and increases in costs associated with complying with these laws and requirements

•                  Availability of water supplies, which may be adversely affected by changes in weather patterns, contamination and court decisions or other governmental actions restricting use of water from the Colorado River, transportation of water to our service areas through the State Water Project or pumping of groundwater

•                  Our ability to recover the costs associated with the contamination of our groundwater supplies from parties responsible for the contamination or through the ratemaking process and the time and expense incurred by us in obtaining recovery of such costs

•                  Adequacy of our power supplies and the extent to which we can manage and respond to the volatility of electric and natural gas prices

•                  Our ability to comply with the CPUC’s renewable energy procurement requirements

•                  Changes in customer demand due to unanticipated population growth or decline, changes in climate conditions, general economic and financial market conditions, cost increases and conservation

•                  Changes in accounting treatment for regulated utilities

•                  Changes in estimates used in our revenue recognition under the percentage of completion method of accounting for our construction activities at our contracted services business

•                  Termination, in whole or in part, of our contracts to provide water and/or wastewater services at military bases for the convenience of the U.S. government or for default.

•                  Delays in obtaining redetermination of prices or equitable adjustments to our prices on our contracts to provide water and/or wastewater services at military bases

•                  Disallowance of costs on our contracts to provide water and/or wastewater services at military bases as a result of audits, cost review or investigations by contracting agencies

•                  Inaccurate assumptions used in preparing bids in our contracted services business

•                  Failure of the collection or sewage systems that we operate on military bases resulting in untreated wastewater or contaminants spilling into nearby properties, streams or rivers

•                  Failure to comply with the terms of our military privatization contracts

•                  Failure of any of our subcontractors to perform services for us in accordance with the terms of our military privatization contracts

•                  Implementation, maintenance and upgrading of our information technology systems

•                  General economic conditions which may impact our ability to recover revenue from customers

•                  Explosions, fires, accidents, mechanical breakdowns, the disruption of information technology and telecommunication systems, human error and similar events that may occur while operating and maintaining a water and electric system in California or operating and maintaining water and wastewater systems on military bases under varying geographic conditions

•                  The impact of storms, earthquakes, floods, mudslides, drought, wildfires, disease and similar natural disasters, or acts of terrorism or vandalism, that affect customer demand or that damage or disrupt facilities, operations or information technology systems owned by us, our customers or third parties on whom we rely

•                  Restrictive covenants in our debt instruments or changes to our credit ratings on current or future debt that may increase our financing costs or affect our ability to borrow or make payments on our debt

•                  Our ability to access capital markets and other sources of credit in a timely manner on acceptable terms

Please consider our forward-looking statements in light of these risks (which are more fully disclosed in our 2011 Annual Report on Form 10-K) as you read this Form 10-Q.  We qualify all of our forward-looking statement by these cautionary statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	March 31, 2012	December 31, 2011
Property, Plant and Equipment
Regulated utility plant, at cost	$1,312,620	$1,302,589
Non utility property, at cost	8,235	7,747
Total	1,320,855	1,310,336
Less - Accumulated depreciation	(423,020)	(413,836)
Net property, plant and equipment	897,835	896,500

Other Property and Investments
Goodwill	1,116	1,116
Other property and investments	11,968	11,803
Total other property and investments	13,084	12,919

Current Assets
Cash and cash equivalents	6,558	1,315
Accounts receivable — customers (less allowance for doubtful accounts of $753 in 2012 and $715 in 2011)	18,869	20,399
Unbilled revenue	16,969	16,188
Receivable from the U.S. government (less allowance for doubtful accounts of $0 in 2012 and 2011)	12,908	7,584
Other accounts receivable (less allowance for doubtful accounts of $367 in 2012 and $333 in 2011)	10,008	12,181
Income taxes receivable	14,256	20,537
Materials and supplies, at average cost	4,797	3,070
Regulatory assets — current	36,213	36,362
Prepayments and other current assets	5,439	3,959
Costs and estimated earnings in excess of billings on uncompleted contracts	36,015	34,466
Deferred income taxes — current	9,840	9,540
Total current assets	171,872	165,601

Regulatory and Other Assets
Regulatory assets	144,470	143,595
Costs and estimated earnings in excess of billings on uncompleted contracts	411	598
Receivable from the U.S. government (less allowance for doubtful accounts of $0 in 2012 and 2011)	6,446	6,660
Deferred income taxes	11	15
Other	12,500	12,474
Total regulatory and other assets	163,838	163,342

Total Assets	$1,246,629	$1,238,362

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands)	March 31, 2012	December 31, 2011
Capitalization
Common shares, no par value	$234,846	$233,306
Earnings reinvested in the business	180,173	175,360
Total common shareholders’ equity	415,019	408,666
Long-term debt	340,374	340,395
Total capitalization	755,393	749,061

Current Liabilities
Notes payable to banks	—	2,000
Long-term debt — current	247	291
Accounts payable	38,097	37,873
Income taxes payable	1,654	332
Accrued employee expenses	10,607	8,659
Accrued interest	6,430	3,938
Unrealized loss on purchased power contracts	7,506	7,611
Billings in excess of costs and estimated earnings on uncompleted contracts	28,557	26,973
Other	14,274	16,693
Total current liabilities	107,372	104,370

Other Credits
Advances for construction	75,563	75,353
Contributions in aid of construction - net	99,763	100,037
Deferred income taxes	128,635	128,963
Unamortized investment tax credits	1,950	1,972
Accrued pension and other postretirement benefits	70,518	68,353
Billings in excess of costs and estimated earnings on uncompleted contracts	534	3,272
Other	6,901	6,981
Total other credits	383,864	384,931

Commitments and Contingencies (Note 8)	—	—

Total Capitalization and Liabilities	$1,246,629	$1,238,362

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS
ENDED MARCH 31, 2012 AND 2011
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2012	2011
Operating Revenues
Water	$65,957	$64,326
Electric	10,813	10,724
Contracted services	29,878	19,257
Total operating revenues	106,648	94,307

Operating Expenses
Water purchased	9,552	8,661
Power purchased for pumping	1,556	1,536
Groundwater production assessment	3,323	2,626
Power purchased for resale	3,191	3,875
Supply cost balancing accounts	3,437	5,079
Other operation expenses	7,426	6,917
Administrative and general expenses	16,585	18,419
Depreciation and amortization	10,490	9,737
Maintenance	3,331	3,726
Property and other taxes	4,105	3,552
ASUS construction expenses	20,285	12,184
Total operating expenses	83,281	76,312

Operating Income	23,367	17,995

Other Income and Expenses
Interest expense	(6,070)	(5,744)
Interest income	215	137
Other	229	80
Total other income and expenses	(5,626)	(5,527)

Income from continuing operations before income tax expense	17,741	12,468
Income tax expense	7,626	5,513
Income from continuing operations	10,115	6,955

Income from discontinued operations, net of tax	—	634

Net Income	$10,115	$7,589

Basic Earnings Per Common Share
Income from continuing operations	$0.53	$0.37
Income from discontinued operations	—	0.03
Net Income	$0.53	$0.40

Fully Diluted Earnings Per Share
Income from continuing operations	$0.53	$0.37
Income from discontinued operations	—	0.03
Net Income	$0.53	$0.40

Weighted Average Number of Shares Outstanding	18,831	18,648
Weighted Average Number of Diluted Shares	18,973	18,778

Dividends Declared Per Common Share	$0.28	$0.26

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2012	2011
Cash Flows From Operating Activities:
Net income	$10,115	$7,589
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,490	9,718
Provision for doubtful accounts	653	238
Deferred income taxes and investment tax credits	(2)	(3,322)
Stock-based compensation expense	542	402
Other — net	(140)	(120)
Changes in assets and liabilities:
Accounts receivable — customers	911	609
Unbilled revenue	(781)	(1,584)
Other accounts receivable	1,989	(1,410)
Receivable from the U.S. government	(5,110)	(4,734)
Materials and supplies	(1,727)	(281)
Prepayments and other current assets	(1,480)	1,086
Regulatory assets — supply cost balancing accounts	3,437	5,079
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,362)	1,442
Other assets (including other regulatory assets)	(5,120)	(3,482)
Accounts payable	2,745	89
Income taxes receivable/payable	7,603	5,193
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,154)	18
Accrued pension and other postretirement benefits	3,145	2,292
Other liabilities	1,836	1,937
Net cash provided	26,590	20,759

Cash Flows From Investing Activities:
Construction expenditures	(14,967)	(17,474)
Net cash used	(14,967)	(17,474)

Cash Flows From Financing Activities:
Proceeds from issuance of Common Shares and stock option exercises	1,403	455
Receipt of advances for and contributions in aid of construction	538	1,187
Refunds on advances for construction	(499)	(921)
Repayments of long-term debt	(65)	(70)
Net change in notes payable to banks	(2,000)	—
Dividends paid	(5,277)	(4,849)
Other — net	(480)	(292)
Net cash used	(6,380)	(4,490)
Net increase in cash and cash equivalents	5,243	(1,205)
Cash and cash equivalents, beginning of period	1,315	5,494
Cash and cash equivalents, end of period	6,558	4,289
Less cash and cash equivalents of discontinued operations	—	1,918
Cash and cash equivalents of continuing operations	$6,558	$2,371

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	March 31, 2012	December 31, 2011
Utility Plant
Utility plant, at cost	$1,312,620	$1,302,589
Less - Accumulated depreciation	(419,561)	(410,644)
Net utility plant	893,059	891,945

Other Property and Investments	9,794	9,626

Current Assets
Cash and cash equivalents	4,595	—
Accounts receivable-customers (less allowance for doubtful accounts of $753 in 2012 and $715 in 2011)	18,869	20,399
Unbilled revenue	16,969	16,188
Inter-company receivable	1,287	785
Other accounts receivable (less allowance for doubtful accounts of $290 in 2012 and 2011)	6,062	7,755
Income taxes receivable from Parent	14,154	19,914
Materials and supplies, at average cost	2,003	1,926
Regulatory assets — current	36,213	36,362
Prepayments and other current assets	4,983	3,710
Deferred income taxes — current	8,798	8,497
Total current assets	113,933	115,536

Regulatory and Other Assets
Regulatory assets	144,470	143,595
Other accounts receivable	1,988	1,838
Other	10,672	10,843
Total regulatory and other assets	157,130	156,276

Total Assets	$1,173,916	$1,173,383

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands)	March 31, 2012	December 31, 2011
Capitalization
Common shares, no par value	$228,962	$228,936
Earnings reinvested in the business	158,229	155,870
Total common shareholder’s equity	387,191	384,806
Long-term debt	340,374	340,395
Total capitalization	727,565	725,201

Current Liabilities
Long-term debt — current	247	291
Accounts payable	26,073	31,227
Accrued employee expenses	9,339	7,544
Accrued interest	6,430	3,938
Unrealized loss on purchased power contracts	7,506	7,611
Other	13,673	16,162
Total current liabilities	63,268	66,773

Other Credits
Advances for construction	75,563	75,353
Contributions in aid of construction — net	99,763	100,037
Deferred income taxes	128,489	128,815
Unamortized investment tax credits	1,950	1,972
Accrued pension and other postretirement benefits	70,518	68,353
Other	6,800	6,879
Total other credits	383,083	381,409

Commitments and Contingencies (Note 8)	—	—

Total Capitalization and Liabilities	$1,173,916	$1,173,383

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME
FOR THE THREE MONTHS
ENDED MARCH 31, 2012 AND 2011
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2012	2011
Operating Revenues
Water	$65,957	$64,326
Electric	10,813	10,724
Total operating revenues	76,770	75,050

Operating Expenses
Water purchased	9,552	8,661
Power purchased for pumping	1,556	1,536
Groundwater production assessment	3,323	2,626
Power purchased for resale	3,191	3,875
Supply cost balancing accounts	3,437	5,079
Other operating expenses	6,649	5,714
Administrative and general expenses	13,452	14,862
Depreciation and amortization	10,220	9,516
Maintenance	2,940	2,984
Property and other taxes	3,743	3,159
Total operating expenses	58,063	58,012

Operating Income	18,707	17,038

Other Income and Expenses
Interest expense	(6,009)	(5,613)
Interest income	210	135
Other	229	78
Total other income and expenses	(5,570)	(5,400)

Income from operations before income tax expense	13,137	11,638

Income tax expense	5,755	5,236

Net Income	$7,382	$6,402

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2012	2011
Cash Flows From Operating Activities:
Net income	$7,382	$6,402
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,220	9,516
Provision for doubtful accounts	619	225
Deferred income taxes and investment tax credits	(5)	(3,480)
Stock-based compensation expense	341	315
Other — net	(174)	(113)
Changes in assets and liabilities:
Accounts receivable — customers	911	520
Unbilled revenue	(781)	(1,526)
Other accounts receivable	1,543	1,729
Materials and supplies	(77)	(134)
Prepayments and other current assets	(1,273)	950
Regulatory assets — supply cost balancing accounts	3,437	5,079
Other assets (including other regulatory assets)	(5,038)	(3,628)
Accounts payable	(2,633)	(1,516)
Inter-company receivable/payable	(502)	157
Income taxes receivable/payable from/to Parent	5,760	4,238
Accrued pension and other postretirement benefits	3,145	2,292
Other liabilities	1,614	1,380
Net cash provided	24,489	22,406

Cash Flows From Investing Activities:
Construction expenditures	(14,479)	(16,822)
Net cash used	(14,479)	(16,822)

Cash Flows From Financing Activities:
Receipt of advances for and contributions in aid of construction	538	1,187
Refunds on advances for construction	(499)	(910)
Repayments of long-term debt	(65)	(70)
Net change in inter-company borrowings	—	(1,000)
Dividends paid	(5,000)	(5,000)
Other — net	(389)	(237)
Net cash used	(5,415)	(6,030)

Net increase in cash and cash equivalents	4,595	(446)
Cash and cash equivalents, beginning of period	—	1,541
Cash and cash equivalents, end of period	$4,595	$1,095

The accompanying notes are an integral part of these financial statements

AMERICAN STATES WATER COMPANY AND SUBSIDIARIES

AND

GOLDEN STATE WATER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Summary of Significant Accounting Policies:

Nature of Operations: American States Water Company (“AWR”) is the parent company of Golden State Water Company (“GSWC”) and American States Utility Services, Inc. (“ASUS”) (and its subsidiaries, Fort Bliss Water Services Company (“FBWS”), Terrapin Utility Services, Inc. (“TUS”), Old Dominion Utility Services, Inc. (“ODUS”), Palmetto State Utility Services, Inc. (“PSUS”) and Old North Utility Services, Inc. (“ONUS”)).  The subsidiaries of ASUS may be collectively referred to herein as the “Military Utility Privatization Subsidiaries.” AWR was also the parent company of Chaparral City Water Company (“CCWC”) until the completion of the sale of CCWC to EPCOR Water (USA) Inc. on May 31, 2011.

GSWC is a public utility engaged principally in the purchase, production, distribution and sale of water in California serving approximately 256,000 customers. GSWC also distributes electricity in several San Bernardino Mountain communities in California serving approximately 23,000 customers. The California Public Utilities Commission (“CPUC”) regulates GSWC’s water and electric businesses, including properties, rates, services, facilities and other matters.  AWR’s assets and operating income are primarily those of GSWC.

ASUS performs water and wastewater services, including the operation, maintenance, renewal and replacement of water and/or wastewater systems on a contract basis. Through its wholly owned subsidiaries, ASUS operates and maintains the water and/or wastewater systems at various military bases pursuant to 50-year firm, fixed-price contracts, which are subject to periodic price redeterminations and modifications for changes in circumstances, and changes in laws and regulations. There is no direct regulatory oversight by the CPUC over AWR or the operation, rates or services provided by ASUS or any of its wholly owned subsidiaries.

Basis of Presentation: The consolidated financial statements and notes thereto are being presented in a combined report being filed by two separate Registrants: AWR and GSWC. References in this report to “Registrant” are to AWR and GSWC, collectively, unless otherwise specified.  Certain prior period amounts have been reclassified to conform to the 2012 financial statement presentation.

The consolidated financial statements of AWR include the accounts of AWR and its subsidiaries, all of which are wholly owned. These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Inter-company transactions and balances have been eliminated in the AWR consolidated financial statements. The operational results of CCWC for the periods presented are reported in discontinued operations, net of transaction costs.

The consolidated financial statements included herein have been prepared by Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The December 31, 2011 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal, recurring items and estimates necessary for a fair statement of the results for the interim periods, have been made. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Form 10-K for the year ended December 31, 2011 filed with the SEC.

GSWC’s Related Party Transactions: GSWC and other subsidiaries provide and receive various services to and from their parent, AWR, and among themselves. In addition, AWR has a $100.0 million syndicated credit facility. AWR borrows under this facility and provides funds to its subsidiaries, including GSWC, in support of their operations. Any amounts owed to AWR for borrowings under this facility are included in inter-company payables on GSWC’s balance sheet. The interest rate charged to GSWC and other affiliates is sufficient to cover AWR’s interest cost under the credit facility. GSWC also allocates certain corporate office administrative and general costs to its affiliate, ASUS, using allocation factors mandated by the CPUC.  Through May 31, 2011, GSWC also allocated costs to CCWC.

Sales and Use Taxes:  GSWC bills certain sales and use taxes levied by state or local governments to its customers. Included in these sales and use taxes are franchise fees, which GSWC pays to various municipalities (based on ordinances adopted by these municipalities) in order to use public right of way for utility purposes. GSWC bills these franchise fees to its customers based on a CPUC-authorized rate. These franchise fees, which are required to be paid regardless of GSWC’s ability to collect from the customer, are accounted for on a gross basis. GSWC’s franchise fees billed to customers and recorded as operating revenue were approximately $784,000 and $700,000 for the three months ended March 31, 2012 and 2011, respectively. When GSWC acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis.

Depending on the state in which the operations are conducted, ASUS and its subsidiaries are also subject to certain state non-income tax assessments generally computed on a “gross receipts” or “gross revenues” basis.  These non-income tax assessments are required to be paid regardless of whether the subsidiary is reimbursed by the U.S. government for these assessments under its 50-year contracts with the U.S. government.  The non-income tax assessments are accounted for on a gross basis and totaled $155,000 and $194,000 during the three months ended March 31, 2012 and 2011, respectively.

Recently Adopted Accounting Pronouncements:  In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). Under ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity will be required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  In December 2011, the FASB issued Accounting Standards Update No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”), which deferred the requirement to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income while the FASB further deliberates this aspect of the proposal.  The adoption of the new guidance did not have any impact on Registrant’s consolidated financial statements.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). Under ASU 2011-08, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performing the two-step impairment test is not required. The guidance does not change how an entity measures a goodwill impairment loss, and is therefore not expected to affect the information reported to users of an entity’s financial statements. The guidance also includes examples of events and circumstances that an entity should consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of the new guidance did not have any impact on Registrant’s consolidated financial statements.

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). The ASU 2011-11 amendments require companies to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2011-11 is required to be applied retrospectively for all prior periods presented and is effective for annual periods for fiscal years beginning on or after January 1, 2013, and interim periods within those annual fiscal years. Registrant does not expect adoption of this standard to have a material impact on its consolidated results of operations and financial condition.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on Registrant’s consolidated financial statements upon adoption.

Note 2 — Regulatory Matters:

In accordance with accounting principles for rate-regulated enterprises, Registrant records regulatory assets, which represent probable future recovery of costs from customers through the ratemaking process, and regulatory liabilities, which represent probable future refunds that are to be credited to customers through the ratemaking process. At March 31, 2012, Registrant had approximately $84.3 million of regulatory assets, net of regulatory liabilities not accruing carrying costs. Of this amount, $53.9 million relates to the underfunded positions of the pension and other post-retirement obligations, $16.4 million relates to deferred income taxes representing accelerated tax benefits flowed through to customers, which will be included in rates concurrently with recognition of the associated future tax expense, and $7.5 million relates to a memorandum account authorized by the CPUC to track unrealized gains and losses on GSWC’s purchase power contract over the life of the contract. The remainder relates to other items that do not provide for or incur carrying costs. Regulatory assets, less regulatory liabilities, included in the consolidated balance sheets are as follows:

(dollars in thousands)	March 31, 2012	December 31, 2011
GSWC
Electric supply cost balancing account	$6,987	$8,347
Water Revenue Adjustment Mechanism, net of Modified Cost Balancing Account	40,561	39,112
Base Revenue Requirement Adjustment Mechanism	4,477	4,053
Costs deferred for future recovery on Aerojet case	16,935	17,173
Pensions and other post-retirement obligations	56,546	56,960
Derivative unrealized loss (Note 4)	7,506	7,611
Flow-through taxes, net (Note 6)	16,388	17,032
Electric transmission line abandonment costs	2,372	2,428
Asset retirement obligations	2,794	2,793
Low income rate assistance balancing accounts	7,017	6,194
General rate case memorandum accounts	11,284	12,922
Santa Maria adjudication memorandum accounts	3,689	3,662
Bay Point balancing accounts	5,619	5,752
Other regulatory assets, net	9,462	8,409
Various refunds to customers	(10,954)	(12,491)
Total	$180,683	$179,957

Regulatory matters are discussed in detail in the consolidated financial statements and the notes thereto included in the Form 10-K for the year ended December 31, 2011 filed with the SEC.  The discussion below focuses on significant matters and changes since December 31, 2011.  Changes in regulatory assets since December 31, 2011 were due primarily to surcharges in place during the three months ended March 31, 2012 designed to recover the costs from customers through the ratemaking process.  Changes in regulatory liabilities were due primarily to refunds made to customers during the three months ended March 31, 2012 through the ratemaking process.

Alternative-Revenue Programs:

GSWC records the difference between what it bills its water customers and that which is authorized by the CPUC using the Water Revenue Adjustment Mechanism (“WRAM”) and Modified Cost Balancing Account (“MCBA”) accounts approved by the CPUC. GSWC has implemented surcharges to recover its WRAM balances, net of the MCBA.  For the three months ended March 31, 2012 and 2011, surcharges of $3.4 million and $1.6 million, respectively, were billed to customers to decrease previously incurred under-collections in the WRAM, net of MCBA, accounts.  As of March 31, 2012, GSWC has a net aggregated regulatory asset of $40.6 million which is comprised of a $62.2 million under-collection in the WRAM accounts and $21.6 million over-collection in the MCBA accounts.

Based on CPUC guidelines, recovery periods relating to GSWC’s WRAM/MCBA balances range between 12 and 36 months, with the majority being 24 months.  As required by the accounting guidance for alternative revenue programs, GSWC is required to collect its WRAM, net of its MCBA, within 24 months following the year in which they are recorded.  In September 2010, GSWC, along with other California water utilities, filed an application with the CPUC to modify the recovery period of its WRAM and MCBA to 18 months or less.  In April 2012, the CPUC issued a final decision which, among other things, sets the recovery period for under-collection balances that are up to 15% of adopted annual revenues at 18 months or less.  For under-collection balances greater than 15%, the recovery period is 19 to 36 months. GSWC does not currently have any balances over 15% of adopted annual revenues. In addition to adopting a new amortization schedule, the final decision sets a cap on total net WRAM/MCBA surcharges in any given calendar year of 10% of the last authorized revenue requirement. The cap shall be effective following the first test year of each applicant’s pending or next general rate case.  For GSWC, the cap will be applied to its 2013 WRAM balances filed in early 2014.  The cap requirement set forth in the final decision will not impact GSWC’s 2012 and prior year WRAM/MCBA balances. Surcharges are currently in place to recover the WRAM/MCBA balances from 2009, 2010 and 2011, totaling approximately $60 million, of which $24 million has been collected through the end of March 31, 2012.

In April 2012, BVES filed with the CPUC for recovery of its 2011 Base Revenue Requirement Adjustment Mechanism (“BRRAM”) balance. The filing requests a 36-month surcharge, with the amounts collected through December 2013 to be applied to the BRRAM under-collections.  The amount collected during the remainder of the 36-month period would be for recovery of a $1.6 million increase in the BVES revenue requirement representing the difference between the allocated general office costs authorized by the CPUC in its November 2010 decision on the Region II, Region III and general office rate case, and what is currently in BVES’ rates for allocated general office costs.  As authorized by the CPUC, the $1.6 million has also been included in the BRRAM for recovery through the requested surcharge; however, these costs are not considered an alternative revenue program.  A decision on the BRRAM filing is expected by the end of the second quarter of 2012.

Other Regulatory Matters:

La Serena Plant Improvement Project:

In January 2008, the CPUC approved Region I’s general rate case effective for years 2008, 2009 and 2010.  The rates authorized by the CPUC in the decision included the costs of the La Serena plant improvement project as part of the utility rate base.   Subsequent to the issued decision, the CPUC’s Division of Ratepayer Advocates (“DRA”) requested a rehearing on whether these costs were reasonable.  The CPUC granted a limited rehearing, which was consolidated into GSWC’s Region II, Region III, and general office rate case, in order to consider whether it is reasonable to include in Region I’s rate base approximately $3.5 million of costs incurred in connection with the La Serena Plant Improvement Project.  In November 2010, as part of GSWC’s Region II, Region III and general office rate case decision, the CPUC disallowed a portion of the La Serena plant improvement costs from utility customer rates.  The CPUC found that the disallowed portion of the costs were attributable to providing service to new development and should have been recovered from the customers in the new development.  As a result of the CPUC’s decision, in 2010 GSWC recorded a charge of $2.2 million, which included the disallowance of certain capital costs for the La Serena Plant Improvement Project and the related revenues earned on those capital costs that will be refunded to customers.

In December 2010, DRA filed a motion for rehearing on this matter, contending that the CPUC erred in assigning a portion of the La Serena plant improvement costs to GSWC utility customers and requested that all of the capital costs related to the La Serena plant improvement project be disallowed. In July 2011, the CPUC granted DRA’s request for rehearing.  The rehearing will also address deferred rate case costs and the methodology for allocation of general office costs to GSWC’s affiliate, ASUS. Hearings on these matters are expected in the third or fourth quarter of 2012. At this time, management cannot predict the outcome of the rehearing or determine the estimated loss or range of loss, if any.

Changes in Tax Law:

The Small Business Jobs Act of 2010 and the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 (“Tax Relief Acts”) extended 50% bonus depreciation for qualifying property through 2012 and created 100% bonus depreciation for qualifying property placed in service between September 9, 2010 and December 31, 2011.

In June 2011, the CPUC adopted a resolution that requires water utilities to file advice letters implementing a one-way memorandum account to track the revenue effects associated with the Tax Relief Acts, which may reduce revenue requirements in future rate case proceedings. The effective date of the memorandum account established by the resolution is April 14, 2011.  More specifically, the memorandum account established by the resolution tracks on a CPUC-jurisdictional, revenue requirement basis: (a) decreases in each impacted utility’s revenue requirement resulting from increases in its deferred tax reserve; and (b) other direct changes in the revenue requirement resulting from taking advantage of the Tax Relief Acts. This resolution also authorizes impacted utilities to use savings from this new tax law to invest in certain additional, needed utility infrastructure, not otherwise funded in rates, within a time frame shorter than would be practicable through the formal application or advice letter processes. The establishment of a memorandum account does not change rates, nor guarantee that rates will be changed in the future. This mechanism simply allows the CPUC to determine at a future date whether rates should be changed. GSWC has evaluated the potential impact of this resolution and does not expect it to have a material impact on its consolidated financial statements in 2012.

Renewables Portfolio Standard

GSWC’s BVES division has been regularly filing compliance reports with the CPUC regarding its purchases of energy from renewable energy resources. The filings have indicated that BVES has not achieved interim target purchase levels of renewable energy resources and thus, on its face, might be subject to a potential penalty. However, BVES expects that the CPUC will waive any potential fines in accordance with the CPUC’s flexible compliance rules due to its efforts to procure renewable resources. Accordingly, no provision for loss has been recorded in the financial statements as of March 31, 2012.

In June 2011, GSWC’s BVES filed an application with the CPUC to recover $1.2 million in legal and outside service costs incurred during the period September 1, 2007 through March 31, 2011 in connection with seeking to procure renewable energy resources.  In March 2012, the CPUC approved the application.  Accordingly, a regulatory asset of $1.3 million, including accrued interest, was recorded in March 2012 and a 12- month surcharge will be implemented during the second quarter of 2012.

CPUC Subpoena

On June 27, 2011 GSWC executed a settlement agreement with the Division of Water and Audits (“DWA”) to resolve an investigation of certain work orders and charges paid to a specific contractor used previously by GSWC for numerous construction projects estimated to total $24.0 million over a period of 14 years.  On December 15, 2011, the CPUC approved the settlement agreement.  Among other things, the settlement resolves all disputes and disagreements between GSWC and DWA and generally releases GSWC from any claim, known or unknown, foreseen or unforeseen, that arose or may have arisen as a result of the CPUC staff’s investigation into GSWC’s procurement practices as they related to contracts with this specific contractor.  The settlement provides for refunds to customers totaling $9.5 million to be made over a period of 12-36 months, as well as a reduction in rate-base and other rate adjustments totaling $3.0 million. In addition, a penalty of $1.0 million was imposed due to GSWC’s failure to disclose the issue to the CPUC as the CPUC believes was required.  The penalty was paid by GSWC to the CPUC on January 31, 2012. During 2010, in anticipation of this settlement agreement, GSWC recorded a $13.5 million loss contingency reserve.  As a result of the settlement, management does not expect future increases in the reserve related to this specific contractor.  The surcredits went into effect on March 1, 2012.  Refunds totaling $147,000 were made to customers during the three months ended March 31, 2012.

Finally, as part of the settlement agreement, GSWC agreed to be subject to three separate independent audits of its procurement practices over a period of ten years from the date the settlement was approved by the CPUC.  The audits will cover GSWC’s procurement practices from 1994 forward and could result in further disallowances of costs.  The cost of the audits will be borne by shareholders and may not be recovered by GSWC in rates to customers. At this time, management cannot predict the outcome of these audits or determine the estimated loss or range of loss, if any, resulting from these audits.

Note 3 — Earnings per Share/Capital Stock:

In accordance with the accounting guidance for participating securities and earnings per share (“EPS”), Registrant uses the “two-class” method of computing EPS. The “two-class” method is an earnings allocation formula that determines EPS for each class of common stock and participating security. AWR has participating securities related to stock options and restricted stock units that earn dividend equivalents on an equal basis with AWR’s Common Shares (the “Common Shares”) that have been issued under AWR’s 2000 Stock Incentive Plan and 2008 Stock Incentive Plan (the “2000 and 2008 Employee Plans”) and the 2003 Non-Employee Directors Plan (the “2003 Directors Plan”). In applying the “two-class” method, undistributed earnings are allocated to both common shares and participating securities.

The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating basic net income per share:

Basic	For The Three Months Ended March 31,
(in thousands, except per share amounts)	2012	2011
Net income from continuing operations	$10,115	$6,955
Net income from discontinued operations	—	634
Total net income	10,115	7,589
Less: (a) Distributed earnings to common shareholders	5,273	4,849
Distributed earnings to participating securities	35	29
Undistributed earnings	4,807	2,711

(b) Undistributed earnings allocated to common shareholders	4,775	2,694
Undistributed earnings allocated to participating securities	32	17

Total income available to common shareholders, basic (a)+(b)	$10,048	$7,543

Weighted average Common Shares outstanding, basic	18,831	18,648

Basic earnings per Common Share:
Income from continuing operations	$0.53	$0.37
Income from discontinued operations	—	0.03
Net Income	$0.53	$0.40

Diluted EPS is based upon the weighted average number of Common Shares, including both outstanding shares and shares potentially issuable in connection with stock options granted under Registrant’s 2000 and 2008 Employee Plans, and the 2003 Directors Plan, and net income. At March 31, 2012 and 2011, there were 566,406 and 717,898 options outstanding, respectively, under these Plans. At March 31, 2012 and 2011, there were also 147,078 and 131,762 restricted stock units outstanding, respectively.

The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating diluted net income per share:

Diluted	For The Three Months Ended March 31,
(in thousands, except per share amounts)	2012	2011
Common shareholders earnings, basic	$10,048	$7,543
Undistributed earnings for dilutive stock options	32	17
Total common shareholders earnings, diluted	$10,080	$7,560

Weighted average common shares outstanding, basic	18,831	18,648
Stock-based compensation (1)	142	130
Weighted average common shares outstanding, diluted	18,973	18,778

Diluted earnings per Common Share:
Income from continuing operations	$0.53	$0.37
Income from discontinued operations	—	0.03
Net Income	$0.53	$0.40

(1)          In applying the treasury stock method of reflecting the dilutive effect of outstanding stock-based compensation in the calculation of diluted EPS, 456,318 and 290,932 stock options at March 31, 2012 and 2011, respectively, were deemed to be outstanding in accordance with accounting guidance on earnings per share.  All of the 147,078 and 131,762 restricted stock units at March 31, 2012 and 2011, respectively, were included in the calculation of diluted EPS for the three months ended March 31, 2012 and 2011.

Stock options of 110,013 and 336,625 were outstanding at March 31, 2012 and 2011, respectively, but not included in the computation of diluted EPS because the related option exercise price was greater than the average market price of AWR’s Common Shares for the three months ended March 31, 2012 and 2011.  Stock options of 75 and 90,341 were outstanding at March 31, 2012 and 2011, respectively, but not included in the computation of diluted EPS because they were anti-dilutive.

During the three months ended March 31, 2012 and 2011, Registrant issued 69,512 and 26,551 Common Shares, for approximately $1,403,000 and $455,000, respectively, under Registrant’s Common Share Purchase and Dividend Reinvestment Plan, the 401(k) Plan, the 2000 and 2008 Employee Plans, and the 2003 Directors Plan. In addition, Registrant purchased 221,932 and 72,238 Common Shares on the open market during the three months ended March 31, 2012 and 2011, respectively, under Registrant’s 401(k) Plan and the Common Share Purchase and Dividend Reinvestment Plan. The Common Shares purchased by Registrant were used to satisfy the requirements of these plans.

During the three months ended March 31, 2012 and 2011, AWR paid quarterly dividends of approximately $5.3 million, or $0.28 per share, and $4.8 million, or $0.26 per share, respectively.

Note 4 — Derivative Instruments:

GSWC purchases certain power at a fixed cost depending on the amount of power and the period during which the power is purchased under a purchased power contract.  The contract is subject to the accounting guidance for derivatives and requires mark-to-market derivative accounting.   The CPUC has authorized GSWC to establish a regulatory asset and liability memorandum account to offset the entries required by the accounting guidance.  Accordingly, all unrealized gains and losses generated from the purchased power contract are deferred on a monthly basis into a non-interest bearing regulatory memorandum account that tracks the changes in fair value of the derivative throughout the term of the contract, having no impact on GSWC’s earnings. Upon expiration of the purchased power contract, the balance in this regulatory memorandum account will be zero.

As of March 31, 2012 there was a $7.5 million cumulative unrealized loss which has been included in the memorandum account.

On January 12, 2012, GSWC executed a new purchased power master agreement. The agreement is subject to CPUC approval. If approved, GSWC will be able to purchase 12 megawatts (“MWs”) of base load energy at a fixed price to be negotiated upon CPUC approval of the agreement. GSWC plans to file for approval of the agreement with the CPUC in 2012.  GSWC also intends to request CPUC approval of a regulatory asset and liability memorandum account for the new contract to offset the entries required by the accounting guidance on derivatives.

The accounting guidance for fair value measurements applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. Under the accounting guidance, GSWC makes fair value measurements that are classified and disclosed in one of the following three categories:

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

Registrant’s valuation model utilizes various inputs that include quoted market prices for energy over the duration of the contract. The market prices used to determine the fair value for this derivative instrument were estimated based on independent sources such as broker quotes and publications that are not observable in or corroborated by the market.  Registrant receives one broker quote to determine the fair value of its derivative instrument.  When such inputs have a significant impact on the measurement of fair value, the instrument is categorized in Level 3. Accordingly, the valuation of the derivative on Registrant’s purchased power contract has been classified as Level 3 for all periods presented.

The following table presents changes in the fair value of the derivative for the three months ended March 31, 2012 and 2011.

	For the Three Months Ended March 31,
(dollars in thousands)	2012	2011
Balance, at beginning of the period	$(7,611)	$(6,850)
Unrealized gain (loss) on purchased power contracts	105	(24)
Balance, at end of the period	$(7,506)	$(6,874)

Note 5 — Fair Value of Financial Instruments:

For cash and cash equivalents, accounts receivable, accounts payable and short-term debt, the carrying amount is assumed to approximate fair value due to the short-term nature of the amounts. The table below estimates the fair value of long-term debt held by GSWC. Rates available to GSWC at March 31, 2012 and December 31, 2011 for debt with similar terms and remaining maturities were used to estimate fair value for long-term debt. The interest rates used for the March 31, 2012 valuation increased as compared to December, 31, 2011, reducing the fair value of long-term debt as of March 31, 2012. Changes in the assumptions will produce differing results.

	March 31, 2012		December 31, 2011
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt—GSWC	$340,621	$395,737	$340,686	$437,275

As previously discussed in Note 4, the accounting guidance for fair value measurements establishes a framework for measuring fair value and requires fair value measurements to be classified and disclosed in one of three levels. The following tables set forth by level, within the fair value hierarchy, GSWC’s long-term debt measured at fair value as of March 31, 2012 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Long-term debt—GSWC	$245,305	$150,432	—	$395,737

Note 6 — Income Taxes:

As a regulated utility, GSWC treats certain temporary differences as flow-through adjustments in computing its income tax provision consistent with the income tax approach approved by the CPUC for ratemaking purposes. Flow-through adjustments increase or decrease tax expense in one period, with an offsetting decrease or increase occurring in another period. Giving effect to these temporary differences as flow-through adjustments typically results in a greater variance between the effective tax rate (“ETR”) and the statutory federal income tax rate in any given period than would otherwise exist if GSWC were not required to account for its income taxes as a regulated enterprise.  The GSWC ETRs deviated from the statutory rate primarily due to state taxes and differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (principally plant-, rate-case- and compensation-related items), as well as nondeductible permanent items.

Changes in Tax Law:

The Tax Relief Acts extended bonus depreciation for qualifying property through 2012.  As a result, Registrant’s current tax expense for 2011 and 2012 reflects benefits from the Tax Relief Acts. Although these law changes reduce AWR’s current taxes payable, they do not reduce its total income tax expense or ETR.

Note 7 — Employee Benefit Plans:

The components of net periodic benefit costs, before allocation to the overhead pool, for Registrant’s pension plan, postretirement plan, and Supplemental Executive Retirement Plan (“SERP”) for the three months ended March 31, 2012 and 2011 are as follows:

	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2012	2011	2012	2011	2012	2011
Components of Net Periodic Benefits Cost:
Service cost	$1,719	$1,383	$112	$107	$183	$150
Interest cost	1,676	1,623	136	153	122	116
Expected return on plan assets	(1,636)	(1,586)	(90)	(74)	—	—
Amortization of transition	—	—	105	105	—	—
Amortization of prior service cost (benefit)	30	30	(50)	(50)	40	40
Amortization of actuarial loss	778	298	—	—	77	34
Net periodic pension cost under accounting standards	2,567	1,748	213	241	422	340
Regulatory adjustment — deferred	(566)	(92)	—	—	—	—
Total expense recognized, before allocation to overhead pool	$2,001	$1,656	$213	$241	$422	$340

Registrant expects to contribute approximately $6.1 million and $500,000 to the pension and postretirement medical plans in 2012, respectively.  No contributions were made to these plans during the three months ended March 31, 2012.  In April 2012, Registrant contributed $1.8 million to the pension plan.

Regulatory Adjustment:

In November 2010, the CPUC authorized GSWC to establish a two-way balancing account, effective January 1, 2010, for its three water regions and the general office to track differences between the forecasted annual pension expenses adopted in rates for 2010, 2011 and 2012 and the actual annual expense to be recorded by GSWC in accordance with the accounting guidance for pension costs.  As of March 31, 2012, GSWC has included a $2.6 million under-collection in the two-way pension balancing account recorded as a regulatory asset (Note 2).

Note 8 — Contingencies:

Water Quality-Related Litigation:

Perchlorate and/or Volatile Organic Compounds (“VOC”) have been detected in certain wells servicing GSWC’s South San Gabriel System. GSWC filed suit in federal court, along with two other affected water purveyors and the San Gabriel Basin Water Quality Authority, together known as the “Water Entities”, against some of those allegedly responsible for the contamination of two of GSWC’s wells and those of the other affected water purveyors. In response to the filing of the lawsuit, the Potentially Responsible Party (“PRP”) defendants filed motions to dismiss the suit or strike certain portions of the suit. The judge issued a ruling on April 1, 2003 granting in part and denying in part the PRP’s motions. A key ruling of the court was that the water purveyors, including GSWC, by virtue of their ownership of wells contaminated with hazardous chemicals are themselves PRPs under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). GSWC has amended its suit to claim certain affirmative defenses as an “innocent” party under CERCLA. GSWC is presently unable to predict an estimate range of loss, if any, in the event that GSWC is deemed to be a PRP, or on GSWC’s ability to fully recover from the PRPs, past and future costs associated with the treatment of these wells.  On August 29, 2003, the US Environmental Protection Agency (“EPA”) issued Unilateral Administrative Orders (“UAO”) against 41 parties deemed responsible for polluting the groundwater in portions of the San Gabriel Valley from which those impacted GSWC wells draw water. The UAO requires these parties to remediate the contamination.

On October 12, 2004, the judge in the lawsuit stayed the matter in order to allow the parties to explore settlement and appointed a special master to oversee mandatory settlement discussions between the PRPs and the Water Entities. EPA has also conducted settlement discussions with several PRPs regarding the UAO. The Water Entities and EPA have worked closely to coordinate their settlement discussions under the auspices of the special master in order to arrive at a complete resolution of all issues affecting the lawsuit and the UAO. Settlements have been reached with a majority of the PRPs.

On March 28, 2011, the Court lifted the stay and the matter has proceeded in litigation. The EPA filed a separate complaint against the remaining PRPs and their matter was consolidated with those filed by the Water Entities.  Since October 17, 2011 several 30-day stays were granted to continue settlement discussions.  During these 30-day stays, EPA and the Water Entities have successfully reached settlements with most of the remaining PRPs.  On January 15, 2012, the stay was lifted and the case entered discovery phase as settlement negotiations with the remaining few PRPs are progressing.  Registrant believes it will reach settlements with all the PRPs.  However, Registrant is presently unable to predict the ultimate outcome of this matter.

Condemnation of Properties:

The laws of the State of California provide for the acquisition of public utility property by governmental agencies through their power of eminent domain, also known as condemnation, where doing so is necessary and in the public interest. In addition, these laws provide: (i) that the owner of utility property may contest whether the condemnation is actually necessary and in the public interest, and (ii) that the owner is entitled to receive the fair market value of its property if the property is ultimately taken.

Although the City of Claremont, California (the “City”) located in GSWC’s Region III, has not initiated the formal condemnation process pursuant to California law, the City has expressed various concerns to GSWC about rates charged by GSWC and the effectiveness of the CPUC’s rate-setting procedures. On January 5, 2012, the Claremont City council members directed staff to pursue analysis required for potential acquisition of the water system and allocated funds from its general reserve for such analysis. GSWC serves approximately 11,000 customers in Claremont.

The Town of Apple Valley (the “Town”) abandoned its activities related to a potential condemnation of GSWC’s water system serving the Town in 2007. However, in January 2011, the Town Council directed staff to update the previously prepared financial feasibility study for the acquisition of GSWC’s water systems. The Town also created a Blue Ribbon Water Commission (“BRWC”) to provide recommendations on the items pending before the CPUC associated with the two water companies (including GSWC) serving the Town.  The BRWC recommended against acquisition at this time based on current economic conditions. The Town has not yet made a decision based on the recommendation.  GSWC’s Apple Valley water systems serve approximately 2,900 customers.

In April 2011, an organization called Ojai FLOW (Friends of Locally Owned Water) started a local campaign for the Casitas Municipal Water District to purchase GSWC’s Ojai water system.  The Ojai City Council passed a resolution supporting the efforts of Ojai FLOW at their regular meeting on April 26, 2011.  In May 2011, Ojai FLOW submitted a petition with over 1,800 signatures to the Casitas Municipal Water District supporting the recommended acquisition of GSWC’s Ojai water system.  The Casitas Municipal Water District’s Water Resources Committee is presently considering the proposal by Ojai FLOW. GSWC serves approximately 3,000 customers in Ojai.

Except for the City of Claremont, Town of Apple Valley and the City of Ojai, Registrant is currently not involved in activities related to the potential condemnation of any of its water customer service areas or in its BVES customer service area. No formal condemnation proceedings have been filed against any of the Registrant’s service areas during the past three years.

Santa Maria Groundwater Basin Adjudication:

In 1997, the Santa Maria Valley Water Conservation District (“plaintiff”) filed a lawsuit against multiple defendants, including GSWC, the City of Santa Maria, and several other public water purveyors. The plaintiff’s lawsuit sought an adjudication of the Santa Maria Groundwater Basin (the “Basin”). A stipulated settlement of the lawsuit has been reached, subject to CPUC approval.  The settlement, among other things, if approved by the CPUC, would preserve GSWC’s historical pumping rights and secure supplemental water rights for use in case of drought or other reductions in the natural yield of the Basin. GSWC, under the stipulation, has a right to 10,000 acre-feet of groundwater replenishment provided by the Twitchell Project, a storage and flood control reservoir project operated by the Santa Maria Valley Conservation District.  A monitoring and annual reporting program has been established to allow the parties to responsibly manage the Basin and to respond to shortage conditions.  If severe water shortage conditions are found over a period of five years, the management area engineer will make findings and recommendations to alleviate such shortages.  In the unlikely case that the Basin experiences severe shortage conditions, the court has the authority to limit GSWC’s groundwater production to 10,248 acre-feet per year, based on developed water in the Basin.  Over the last five years, GSWC’s average groundwater production has been 10,140 acre-feet per year.

On February 11, 2008, the court issued its final judgment, which approves and incorporates the stipulation.  The judgment awards GSWC prescriptive rights to groundwater against the non-stipulating parties.  In addition, the judgment grants GSWC the right to use the Basin for temporary storage and to recapture 45 percent of the return flows that are generated from its importation of State Water Project water.  Pursuant to this judgment, the court retains jurisdiction over all of the parties to make supplemental orders or to amend the judgment as necessary.  On March 20, 2008, the non-stipulating parties filed notices of appeal.  In August 2010, the appellants filed their opening briefs.  Registrant is unable to predict the outcome of the appeal.

Aerojet Note Receivable:

Pursuant to a settlement agreement with Aerojet relating to groundwater contamination in GSWC’s Rancho Cordova system, GSWC has a note receivable which is scheduled to be paid by Aerojet in installments over five years beginning in December 2009.  As of December 31, 2011, GSWC has received from Aerojet a total of $7.3 million including interest as payments under the terms of the 2004 settlement agreement. As of March 31, 2012, the unpaid portion of the note receivable is $4.1 million, comprised of $3.2 million in principal and $0.9 million in accrued interest. At this time, management believes the note receivable from Aerojet is fully collectible and has not provided a reserve for uncollectible amounts as of March 31, 2012.

Environmental Clean-Up and Remediation:

Chadron Plant: GSWC has been involved in environmental remediation and clean-up at a plant site (“Chadron Plant”) that contained an underground storage tank which was used to store gasoline for its vehicles. This tank was removed from the ground in July 1990 along with the dispenser and ancillary piping. Since then, GSWC has been involved in various remediation activities at this site.  Recent site assessments have been conducted which showed that there was more gasoline at higher concentrations spread over a larger area than previously measured. Remediation is estimated to take two more years, followed by at least one year of monitoring and reporting.  As of March 31, 2012, the total spent to clean-up and remediate GSWC’s plant facility was approximately $3.5 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund. Amounts paid by GSWC have been included in rate-base and approved by the CPUC for recovery.

As of March 31, 2012, GSWC has an accrued liability for the estimated additional cost of $1.2 million to complete the clean-up at the site. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management also believes it is probable that the estimated additional costs will be approved in rate base by the CPUC.

Other Litigation:

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

Note 9 — Discontinued Operations:

On May 31, 2011, AWR sold CCWC to EPCOR Water (USA) Inc. for a total purchase price of $35.2 million, including the assumption of approximately $5.6 million of long-term debt. AWR received approximately $29.6 million in cash, which was used primarily to pay down short-term borrowings.  The completion of the sale generated a gain (net of taxes and transaction costs) of approximately $2.2 million during 2011.  A summary of discontinued operations presented in the consolidated statements of income for the three months ended March 31, 2011 are as follows (dollars in thousands):

2011
Operating revenues	$1,921
Operating expenses	791
Operating income	1,130
Interest expense, net	(83)
Income before income taxes	1,047
Income tax expense	408
Net income	639
Transaction costs, net of taxes	(5)
Income from discontinued operations (1)	$634

(1)           Corporate overhead costs allocated to CCWC, totaling $250,000 for the three months ended March 31, 2011, have been excluded from discontinued operations and included as part of continuing operations as they continue to be incurred primarily at GSWC.

Note 10 — Business Segments

AWR has three reportable segments, water, electric and contracted services, whereas GSWC has two segments, water and electric. Within the segments, AWR has two continuing principal business units: water and electric service utility operations conducted through GSWC, and a contracted services unit conducted through ASUS and its subsidiaries. All activities of GSWC are geographically located within California.  The operating activities of CCWC have been included in discontinued operations as described in Note 9.  All activities of CCWC were located in the state of Arizona. GSWC is, and CCWC was, a rate-regulated utility.  AWR has no material assets other than its investments in its subsidiaries on a stand-alone basis.

Activities of ASUS and its subsidiaries are conducted in California, Maryland, southeast New Mexico, North Carolina, South Carolina, Texas, and Virginia.  Each of ASUS’s wholly owned subsidiaries is regulated by the state in which the subsidiary primarily conducts water and/or wastewater operations.  Fees charged for operation and maintenance and renewal and replacement services are based upon the terms of the contracts with the U.S. government which have been filed with the commissions in the states in which ASUS’s subsidiaries are incorporated.

The tables below set forth information relating to GSWC’s operating segments, ASUS and its subsidiaries, and other matters. Certain assets, revenues and expenses have been allocated in the amounts set forth. The identifiable assets are net of respective accumulated provisions for depreciation. Capital additions reflect capital expenditures paid in cash and exclude property installed by developers and conveyed to GSWC and through May 31, 2011 for CCWC.

	As Of And For The Three Months Ended March 31, 2012
	GSWC		ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric	Contracts	Parent	AWR
Operating revenues	$65,957	$10,813	$29,878	$—	$106,648
Operating income (loss)	14,851	3,856	4,741	(81)	23,367
Interest expense, net	5,406	393	54	2	5,855
Identifiable assets	853,533	39,526	4,776	—	897,835
Depreciation and amortization expense	9,597	623	270	—	10,490
Capital additions	13,940	539	488	—	14,967

	As Of And For The Three Months Ended March 31, 2011
	GSWC		CCWC		ASUS	AWR		Consolidated
(dollars in thousands)	Water	Electric	Water		Contracts	Parent		AWR
Operating revenues	$64,326	$10,724	$—		$19,257	$—		$94,307
Operating income (loss)	15,098	1,940	(250	)(1)	1,258	(51)		17,995
Interest expense, net	5,101	377	—		84	45		5,607
Identifiable assets	826,703	37,437	—		3,849	—		867,989
Depreciation and amortization expense	8,956	560	—		221	—		9,737
Net income (loss) from discontinued operations	—	—	639	(2)	—	(5	)(3)	634
Capital additions	16,213	609	174		478	—		17,474

(1)         Operating income (loss) includes CCWC’s allocated corporate overhead costs that are now primarily at GSWC.

(2)         In accordance with the accounting guidance relating to assets held for sale, Registrant did not record depreciation expense for CCWC in 2011.

(3)         Included in discontinued operations for the three months ended March 31, 2011 are direct transaction costs of $8,000 ($5,000 after tax) for legal and consulting services in connection with the sale of CCWC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information on AWR’s consolidated operations and assets and where necessary, includes specific references to AWR’s individual segments and/or other subsidiaries: GSWC, ASUS and its subsidiaries, or AWR’s former subsidiary, CCWC.  Included in the following analysis is a discussion of water and electric margins.  Water and electric margins are computed by taking total revenues, less total supply costs.  Registrant uses these margins and related percentages as an important measure in evaluating its operating results.  Registrant believes this measure is a useful internal benchmark in evaluating the performance of GSWC. The discussions and tables included in the following analysis also present Registrant’s operations in terms of earnings per share by business segment.  Registrant believes that the disclosure of earnings per share by business segment provides investors with clarity surrounding the performance of its differing services and information that could be indicative of future performance for each business segment.  Registrant reviews these measurements regularly and compares them to historical periods and to its operating budget as approved. However, these measures, which are not presented in accordance with Generally Accepted Accounting Principles (“GAAP”), may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to operating income or earnings per share, which are determined in accordance with GAAP. A reconciliation of water and electric margins to the most directly comparable GAAP measures are included in the table under the section titled “Operating Expenses: Supply Costs.”  Reconciliations to AWR’s diluted earnings per share are included in the discussions under the sections titled “Summary Results by Segment.”

Overview

Registrant’s revenues, operating income and cash flows are earned primarily through delivering potable water to homes and businesses, through its contracted services business for the operation and maintenance and renewal and replacement of water and/or wastewater systems for the U.S. government at various military bases, and through the delivery of electricity in the Big Bear area of San Bernardino County, California. Rates charged to GSWC customers are determined by the CPUC. These rates are intended to allow recovery of operating costs and a reasonable rate of return on capital.  Registrant plans to continue to seek additional rate increases in future years from the CPUC to recover operating and supply costs and receive reasonable returns on invested capital. Capital expenditures in future years at GSWC are expected to remain at much higher levels than depreciation expense. When necessary, Registrant obtains funds from external sources in the capital markets and through bank borrowings.

All of the current operation and maintenance contracts with the U.S. government are 50-year firm, fixed-price contracts with prospective price redeterminations. Additional revenues generated by contract operations are primarily dependent on new construction activities under contract modifications.  As a result, ASUS is subject to risks that are different than those of GSWC.

Some of the factors that affect Registrant’s financial performance are described in Item 1. Financial Statements, Forward-Looking Statements.

Summary of First Quarter Results by Segment

The table below sets forth the first quarter diluted earnings per share by business segment from continuing operations:

	Diluted Earnings per Share
	3 Months Ended
	3/31/2012	3/31/2011	CHANGE

Water	$0.28	$0.29	$(0.01)
Electric	0.11	0.04	0.07
Contracted services	0.15	0.04	0.11
AWR (parent)	(0.01)	—	(0.01)
Totals from continuing operations, as reported	$0.53	$0.37	$0.16

For the three months ended March 31, 2012, fully diluted earnings from continuing operations were $0.53 per common share, compared to $0.37 per fully diluted common share for the three months ended March 31, 2011, an increase of $0.16 per share.

For the three months ended March 31, 2012, diluted earnings per share from water operations decreased by $0.01 to $0.28 per share, as compared to $0.29 per share for the same period of 2011.  Impacting the comparability of the two periods were the following items:

•                  An increase in the water margin of approximately $1.8 million, or $0.06 per share, during the three months ended March 31, 2012 as compared to the same period in 2011 primarily due to CPUC-approved third year rate increases for Regions II and III effective January 1, 2012, and an increase in consumption by customers not subject to our conservation tiered rates.  Billed water consumption for the first quarter of 2012 increased by approximately 7.0% as compared to the same period in 2011.

•                  An increase in operating expenses (other than supply costs) by approximately $1.8 million, or $0.06 per share, due primarily to increases in: (i) other operation expenses of $912,000 due to higher labor and other employee benefits, transportation expenses, conservation costs and bad debt expense, and (ii) depreciation expense of $641,000 resulting from additions to utility plant.

•                   An overall increase in interest and other non-operating expenses (net of interest income) of $153,000, or $0.01 per share, due primarily to the issuance of $62.0 million in long-term notes in April 2011.

For the three months ended March 31, 2012, diluted earnings from electric operations increased by $0.07 per share as compared to the same period in 2011 due, in large part, to the CPUC’s approval of GSWC’s application to recover $1.2 million in legal and outside services costs incurred from September 2007 through March 2011 in connection with its efforts to procure renewable energy resources. As a result, in March 2012 GSWC recorded a $1.2 million, or $0.04 per share, reduction in legal and outside services costs which had previously been expensed as incurred. Excluding the impact of this item, electric earnings increased by $0.03 per share during the three months ended March 31, 2012 due primarily to: (i) an increase in the electric margin of $624,000, or $0.02 per share, as compared to the same period in 2011, and (ii) a lower effective income tax rate which increased earnings by $0.01 per share.

For the three months ended March 31, 2012, diluted earnings from contracted services increased by $0.11 per share as compared to the same period in 2011 due primarily to an increase in construction activities at Fort Bragg in North Carolina. There was significant progress made on a major water and wastewater pipeline replacement project as a result of better than expected weather conditions at Fort Bragg during the first three months of 2012. This project is estimated to be completed in 2014.

Diluted earnings for AWR (parent) decreased by $0.01 per share for the three months ended March 31, 2012 due to higher state taxes as compared to the same period in 2011 resulting from state unitary tax principles. AWR (parent) records the tax effects of the members of the AWR group joining in filing federal consolidated and state combined returns. The increase in contracted services’ income resulted in higher state taxes in 2012 recorded at AWR (parent) under unitary tax principles.

The tables below set forth summaries of the first quarter results of continuing operations by segment (amounts in thousands):

	Operating Revenues				Pretax Operating Income
	3 Months	3 Months			3 Months	3 Months
	Ended	Ended	$	%	Ended	Ended	$	%
	3/31/2012	3/31/2011	CHANGE	CHANGE	3/31/2012	3/31/2011	CHANGE	CHANGE

Water	$65,957	$64,326	$1,631	2.5%	$14,851	$14,848	$3	0.0%
Electric	10,813	10,724	89	0.8%	3,856	1,940	1,916	98.8%
Contracted services	29,878	19,257	10,621	55.2%	4,741	1,258	3,483	276.9%
AWR (parent)	—	—	—	—	(81)	(51)	(30)	58.8%
Totals from operation	$106,648	$94,307	$12,341	13.1%	$23,367	$17,995	$5,372	29.9%

The following discussion and analysis provide information on AWR’s consolidated operations and where necessary, includes specific references to AWR’s individual segments and/or other continuing subsidiaries: GSWC and ASUS and its subsidiaries, and the discontinued operations of CCWC.

Consolidated Results of Operations — Three Months Ended March 31, 2012 and 2011 (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	3/31/2012	3/31/2011	CHANGE	CHANGE
OPERATING REVENUES
Water	$65,957	$64,326	$1,631	2.5%
Electric	10,813	10,724	89	0.8%
Contracted services	29,878	19,257	10,621	55.2%
Total operating revenues	106,648	94,307	12,341	13.1%

OPERATING EXPENSES
Water purchased	9,552	8,661	891	10.3%
Power purchased for pumping	1,556	1,536	20	1.3%
Groundwater production assessment	3,323	2,626	697	26.5%
Power purchased for resale	3,191	3,875	(684)	-17.7%
Supply cost balancing accounts	3,437	5,079	(1,642)	-32.3%
Other operation expenses	7,426	6,917	509	7.4%
Administrative and general expenses	16,585	18,419	(1,834)	-10.0%
Depreciation and amortization	10,490	9,737	753	7.7%
Maintenance	3,331	3,726	(395)	-10.6%
Property and other taxes	4,105	3,552	553	15.6%
ASUS construction expenses	20,285	12,184	8,101	66.5%
Total operating expenses	83,281	76,312	6,969	9.1%

OPERATING INCOME	23,367	17,995	5,372	29.9%

OTHER INCOME AND EXPENSES
Interest expense	(6,070)	(5,744)	(326)	5.7%
Interest income	215	137	78	56.9%
Other	229	80	149	186.3%
	(5,626)	(5,527)	(99)	1.8%

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	17,741	12,468	5,273	42.3%
Income tax expense	7,626	5,513	2,113	38.3%
INCOME FROM CONTINUING OPERATIONS	10,115	6,955	3,160	45.4%

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	—	634	(634)	-100.0%
NET INCOME	$10,115	$7,589	$2,526	33.3%

Basic earnings from continuing operations	$0.53	$0.37	$0.16	43.2%
Basic earnings from discontinued operations	—	0.03	(0.03)	-100.0%
	$0.53	$0.40	$0.13	32.5%

Diluted earnings from continuing operations	$0.53	$0.37	$0.16	43.2%
Diluted earnings from discontinued operations	—	0.03	(0.03)	-100.0%
	$0.53	$0.40	$0.13	32.5%

Operating Revenues

General

Registrant relies upon rate approvals by the CPUC to recover operating expenses and to provide for a return on invested and borrowed capital used to fund utility plant for GSWC.  Registrant relies on price redeterminations and equitable adjustments by the U.S. government in order to recover operating expenses and provide profit margin for ASUS.  If adequate rate relief and price redeterminations and adjustments are not granted in a timely manner, operating revenues and earnings can be negatively impacted.

Water

For the three months ended March 31, 2012, revenues from water operations increased to $66.0 million, as compared to $64.3 million for the three months ended March 31, 2011.  The increase in water revenues is primarily due to CPUC-approved third year rate increases for Regions II and III effective January 1, 2012.  GSWC’s billed customer water usage increased by approximately 7.0% as compared to the first quarter of 2011.

GSWC’s revenue requirement and volumetric revenues are adopted as part of a general rate case (“GRC”) every three years. GSWC filed a GRC for all three water regions in July of 2011 with rates expected to be effective January 2013.

Electric

For the three months ended March 31, 2012, revenues from electric operations increased slightly to $10.8 million compared to $10.7 million for the same period in 2011 due to increases in electric base rates approved by the CPUC effective January 1, 2012, partially offset by a decrease in total electric supply costs of $684,000 during the three months ended March 31, 2012.   Electric supply costs reduce electric revenues by a corresponding amount, but have no impact on the dollar margin for electric services.

Billed electric usage decreased by 8.6% during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.  Due to the CPUC approved Base Revenue Requirement Adjustment Mechanism, which adjusts certain revenues to adopted levels authorized by the CPUC, this change in usage did not have a significant impact on earnings.

Contracted Services

Revenues from contracted services are composed of construction revenues (including renewals and replacements) and management fees for operating and maintaining the water and/or wastewater systems at military bases.  For the three months ended March 31, 2012, revenues from contracted services increased by $10.6 million, or 55.2%, to $29.9 million as compared to $19.3 million for the three months ended March 31, 2011, due primarily to an increase in construction activities at Fort Bragg in North Carolina resulting from better than expected weather conditions.  In particular, there was significant progress made on a major water and wastewater pipeline replacement project as a result of better weather conditions at Fort Bragg during the first three months of 2012.  This project is estimated to be completed in 2014.  Contracted services has experienced an increase in contract modifications from the U.S. government for new construction projects at the various military bases in which ASUS serves.  The majority of this new construction activity is expected to be performed during the remainder of 2012.  Earnings and cash flows from amendments and modifications to the original 50-year contracts with the U.S. government for additional construction projects may or may not continue in future periods.

Operating Expenses:

Supply Costs

Supply costs for the water segment consist of purchased water, purchased power for pumping, groundwater production assessments and water supply cost balancing accounts. Supply costs for the electric segment consist of purchased power for resale (including the cost of natural gas used by BVES’ generating unit) and the electric supply cost balancing account. Water and electric margins are computed by taking total revenues, less total supply costs. Registrant uses these margins and related percentages as an important measure in evaluating its operating results. Registrant believes this measure is a useful internal benchmark in evaluating the utility business performance within its water and electric segments. Registrant reviews these measurements regularly and compares them to historical periods and to its operating budget as approved. However, this measure, which is not presented in accordance with Generally Accepted Accounting Principles (“GAAP”), may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to operating income, which is determined in accordance with GAAP.

Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for 25.3% and 28.5% of total operating expenses for the three months ended March 31, 2012 and 2011, respectively.

The table below provides the amount of increases (decreases), percent changes in supply costs, and margins during the three months ended March 31, 2012 and 2011 (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	3/31/2012	3/31/2011	CHANGE	CHANGE
WATER OPERATING REVENUES (1)	$65,957	$64,326	$1,631	2.5%
WATER SUPPLY COSTS:
Water purchased (1)	$9,552	$8,661	$891	10.3%
Power purchased for pumping (1)	1,556	1,536	20	1.3%
Groundwater production assessment (1)	3,323	2,626	697	26.5%
Water supply cost balancing accounts (1)	2,018	3,809	(1,791)	-47.0%
TOTAL WATER SUPPLY COSTS	$16,449	$16,632	$(183)	-1.1%
WATER MARGIN (2)	$49,508	$47,694	$1,814	3.8%
PERCENT MARGIN - WATER	75.1%	74.1%

ELECTRIC OPERATING REVENUES (1)	$10,813	$10,724	$89	0.8%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	$3,191	$3,875	$(684)	-17.7%
Electric supply cost balancing accounts (1)	1,419	1,270	149	11.7%
TOTAL ELECTRIC SUPPLY COSTS	$4,610	$5,145	$(535)	-10.4%
ELECTRIC MARGIN (2)	$6,203	$5,579	$624	11.2%
PERCENT MARGIN - ELECTRIC	57.4%	52.0%

(1)                              As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above are shown on AWR’s Consolidated Statements of Income and totaled $3,437,000 and $5,079,000 for the three months ended March 31, 2012 and 2011, respectively.

(2)                                  Water and electric margins do not include any depreciation and amortization, maintenance, administrative and general, property or other tax, or other operation expenses.

Two of the principal factors affecting water supply costs are the amount of water produced and the source of the water. Generally, the variable cost of producing water from wells is less than the cost of water purchased from wholesale suppliers. Under the modified cost balancing account (“MCBA”), GSWC tracks adopted and actual expense levels for purchased water, purchased power and pump taxes, as established by the CPUC. GSWC records the variances (which include the effects of changes in both rate and volume) between adopted and actual purchased water, purchased power, and pump tax expenses. GSWC recovers from or refunds to customers the amount of such variances.  GSWC tracks these variances individually for each water ratemaking area.

For the three months ended March 31, 2012, 30.4% of GSWC’s water supply mix was purchased as compared to 32.1% purchased for the three months ended March 31, 2011.  However, as noted above, the implementation of the MCBA for GSWC’s water regions eliminates the effects on earnings of changes in the water supply mix.  The overall adopted percentages of purchased water for the three months ended March 31, 2012 was approximately 38% as compared to overall actual purchased water of 30%.  The overall change in actual mix compared to the mix approved by the CPUC resulted in a lower over-collection in the MCBA account.  The overall water margin percent was 75.1% in the first quarter of 2012 as compared to 74.1% in the same period of 2011.

Purchased water costs for the three months ended March 31, 2012 increased to $9.6 million as compared to $8.7 million in the same period of 2011. This increase was primarily due to higher water rates charged by wholesale suppliers and an increase in customer usage.  Billed customer water usage increased by approximately 7.0% as compared to the first quarter of 2011.

For the three months ended March 31, 2012, power purchased for pumping increased slightly to $1.6 million as compared to $1.5 million for the first quarter of 2011.  There was an increase in pumping activity which was mostly offset by a decrease in average electric costs due to lower electric supply rates and improved energy efficiency at GSWC’s pumping facilities. Groundwater production assessments increased $697,000 due to the increase in customer usage. The MCBA tracks the changes in pump tax rates for future recovery in rates.

A decrease of $1.8 million in the water supply cost balancing account provision during the three months ended March 31, 2012 as compared to the same period in 2011 was primarily due to a decrease in the over-collection tracked in the MCBA account. The difference tracked in the MCBA between actual supply costs and authorized supply costs decreased as compared to the same period in 2011 due to the increase in purchased water costs and groundwater production assessments as discussed above.

For the three months ended March 31, 2012, the cost of power purchased for resale to customers in GSWC’s BVES division decreased by 17.7% to $3.2 million compared to $3.9 million for the three months ended March 31, 2011, due largely to an 8.6% decrease in customer usage and a decrease in energy prices.  For the three months ended March 31, 2011, BVES purchased a seasonal energy product at $68.25 per megawatt hour (“MWh”) under a fixed price purchased power agreement, which expired in March 2011.  This product was used during peak times.  For the three months ended March 31, 2012, BVES purchased this seasonal energy in the spot market at an average price of $26.02 per MWh, in addition to power purchased at $67.90 per MWh under an existing purchased power contract. The difference between the price of purchased power and $77 per MWh as authorized by the CPUC is reflected in the electric supply cost balancing account.

Other Operation Expenses

The primary components of other operation expenses for GSWC include payroll, materials and supplies, chemicals and water treatment costs, and outside service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices.  Registrant’s electric and contracted services operations incur many of the same types of costs as well.  For the three months ended March 31, 2012 and 2011, other operation expenses by segment consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	3/31/2012	3/31/2011	CHANGE	CHANGE
Water Services	$6,089	$5,177	$912	17.6%
Electric Services	559	549	10	1.8%
Contracted Services	778	1,191	(413)	-34.7%
Total other operation expenses	$7,426	$6,917	$509	7.4%

For the three months ended March 31, 2012, other operation expenses for water services increased by $912,000 due primarily to increases in labor and other employee related benefits, transportation expenses, and bad debt expense. In addition, there was an increase of $225,000 in outside services costs related to conservation programs previously approved by the CPUC and included in rates.

Other operation expenses for contracted services decreased by $413,000 primarily due to an overall decrease in precontract costs during the three months ended March 31, 2012 as compared to the same period in 2011. In particular, precontract costs for ONUS were approximately $428,000 lower in the first quarter of 2012 compared to the same period in 2011 due to a decrease in bidding related activities. This decrease was partially offset by an increase in labor as a result of a shift of activities from maintenance to operations for the first quarter of 2012 as compared to the same period in 2011.

Administrative and General Expenses

Administrative and general expenses include payroll related to administrative and general functions, the related employee benefits charged to expense accounts, insurance expenses, outside legal and consulting fees, regulatory utility commission expenses, expenses associated with being a public company, and general corporate expenses. For the three months ended March 31, 2012 and 2011, administrative and general expenses by segment, including AWR (parent), consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	3/31/2012	3/31/2011	CHANGE	CHANGE
Water Services	$12,673	$13,007	$(334)	-2.6%
Electric Services	780	2,091	(1,311)	-62.7%
Contracted Services	3,053	3,270	(217)	-6.6%
AWR (parent)	79	51	28	54.9%
Total administrative and general expenses	$16,585	$18,419	$(1,834)	-10.0%

For the three months ended March 31, 2012, administrative and general expenses decreased by $334,000 in water services compared to the three months ended March 31, 2011 due primarily to decreases in legal and other administrative and general expenses of approximately $865,000.  These decreases were partially offset by a $531,000 increase in labor costs and other employee related benefits.

For the three months ended March 31, 2012, administrative and general expenses for electric services decreased by $1.3 million as compared to the three months ended March 31, 2012 due to the CPUC’s approval in March 2012 for BVES to recover $1.2 million of previously incurred legal and outside service costs in connection with its efforts to procure renewable energy resources.  As a result, in March 2012 BVES recorded a $1.2 million reduction in legal and outside services for these costs which had previously been expensed as incurred.

For the three months ended March 31, 2012, administrative and general expenses for contracted services decreased by $217,000 due primarily to an increase in allocation of overhead expenses to construction costs as compared to the same period in 2011 as a result of increased construction activities primarily at Fort Bragg in North Carolina.

Depreciation and Amortization

For the three months ended March 31, 2012 and 2011 depreciation and amortization by segment consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	3/31/2012	3/31/2011	CHANGE	CHANGE
Water Services	$9,597	$8,956	$641	7.2%
Electric Services	623	560	63	11.3%
Contracted Services	270	221	49	22.2%
Total depreciation and amortization	$10,490	$9,737	$753	7.7%

For the three months ended March 31, 2012, depreciation and amortization expense for water and electric services increased by $704,000 to $10.2 million compared to $9.5 million for the three months ended March 31, 2011 due to approximately $93.1 million of additions to utility plant during 2011.  Registrant anticipates that depreciation expense for water and electric services will continue to increase due to ongoing construction at GSWC. Registrant believes that depreciation expense related to property additions approved by the CPUC will be recovered through rates.

Maintenance

For the three months ended March 31, 2012 and 2011, maintenance expense by segment consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	3/31/2012	3/31/2011	CHANGE	CHANGE
Water Services	$2,805	$2,765	$40	1.4%
Electric Services	136	220	(84)	-38.2%
Contracted Services	390	741	(351)	-47.4%
Total maintenance	$3,331	$3,726	$(395)	-10.6%

Maintenance expense for contracted services decreased by $351,000 due primarily to a decrease in the need for maintenance of the Miliatry Utility Privatization Subsidiaries’ facilities. This resulted in a shift in labor activities towards operations during the first quarter of 2012, and a decrease in materials and supplies, tools and vehicles costs for maintenance in the first quarter of 2012 as compared to the same period of 2011.

Property and Other Taxes

For the three months ended March 31, 2012 and 2011, property and other taxes by segment consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	3/31/2012	3/31/2011	CHANGE	CHANGE
Water Services	$3,495	$2,940	$555	18.9%
Electric Services	248	219	29	13.2%
Contracted Services	362	393	(31)	-7.9%
Total property and other taxes	$4,105	$3,552	$553	15.6%

Property and other taxes for water services increased by $555,000 for the three months ended March 31, 2012 due to increases in franchise fees and property taxes.

ASUS Construction Expenses

For the three months ended March 31, 2012, construction expenses for contracted services were $20.3 million, increasing $8.1 million compared to the same period in 2011, due primarily to additional construction activity at Fort Bragg in North Carolina, which resulted from better than expected weather conditions during the first three months of 2012.

Interest Expense

For the three months ended March 31, 2012 and 2011, interest expense by segment, including AWR (parent) consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	3/31/2012	3/31/2011	CHANGE	CHANGE
Water and Electric Services	$6,009	$5,613	$396	7.1%
Contracted Services	59	85	(26)	-30.6%
AWR (parent)	2	46	(44)	-95.7%
Total interest expense	$6,070	$5,744	$326	5.7%

Overall, interest expense increased by $326,000 due to the issuance in April 2011 of $62.0 million in 6% long-term notes, partially offset by lower short-term bank loan balances. Average bank loan balances outstanding under the credit facility for the three months ended March 31, 2012 were approximately $3.3 million, as compared to an average of $61.0 million during the same period of 2011. The average interest rates on short-term borrowings for the three months ended March 31, 2012 and 2011 was approximately 1.5%.

Interest Income

For the three months ended March 31, 2012 and 2011, interest income by segment, including AWR (parent) consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	3/31/2012	3/31/2011	CHANGE	CHANGE
Water and Electric Services	$210	$135	$75	55.6%
Contracted Services	5	1	4	400.0%
AWR (parent)	—	1	(1)	-100%
Total interest income	$215	$137	$78	56.9%

Interest income increased by $78,000 for the three months ended March 31, 2012 due primarily to increased interest income related to GSWC’s regulatory assets.

Income Tax Expense

For the three months ended March 31, 2012 and 2011, income tax expense by segment, including AWR (parent), consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	3/31/2012	3/31/2011	CHANGE	CHANGE
Water and Electric Services	$5,755	$5,134	$621	12.1%
Contracted Services	1,829	453	1,376	303.8%
AWR (parent)	42	(74)	116	-156.8%
Total income tax expense	$7,626	$5,513	$2,113	38.3%

For the three months ended March 31, 2012, income tax expense for water and electric services increased to $5.8 million compared to $5.1 million for the three months ended March 31, 2011 due primarily to an increase in pretax income.  The effective tax rate (“ETR”) for GSWC was 43.8% for the three months ended March 31, 2012 as compared to 45.0% applicable to the three months ended March 31, 2011. The ETR deviates from the federal statutory rate primarily due to state taxes and differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (principally plant-, rate-case- and compensation-related items).  Flow-through adjustments increase or decrease tax expense in one period, with an offsetting decrease or increase occurring in another period.

For the three months ended March 31, 2012, income tax expense for contracted services increased to $1.8 million as compared to $453,000 for the three months ended March 31, 2011 due to an increase in pretax income.  The ETR was 39.0% and 38.6% for the three months ended March 31, 2012 and 2011, respectively.

Income from Discontinued Operations

Net income from discontinued operations for the three months ended March 31, 2011 was $634,000, equivalent to $0.03 per common share on a basic and fully diluted basis, representing the operational results of CCWC for the period. The sale of CCWC was completed on May 31, 2011.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those that are important to the portrayal of AWR’s financial condition, results of operations and cash flows, and require the most difficult, subjective or complex judgments of AWR’s management. The need to make estimates about the effect of items that are uncertain is what makes these judgments difficult, subjective and/or complex. Management makes subjective judgments about the accounting and regulatory treatment of many items. These judgments are based on AWR’s historical experience, terms of existing contracts, AWR’s observance of trends in the industry, and information available from other outside sources, as appropriate. Actual results may differ from these estimates under different assumptions or conditions.

The critical accounting policies used in the preparation of the Registrant’s financial statements that it believes affect the more significant judgments and estimates used in the preparation of its consolidated financial statements presented in this report are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to Registrant’s critical accounting policies.

Liquidity and Capital Resources

AWR

Registrant’s regulated business is capital intensive and requires considerable capital resources. A portion of these capital resources are provided by internally generated cash flows from operations. When necessary, Registrant obtains funds from external sources in the capital markets and through bank borrowings. Access to external financing on reasonable terms depends on the credit ratings of AWR and GSWC and current business conditions, including that of the water utility industry in general as well as conditions in the debt or equity capital markets. Registrant also has access to a revolving credit facility that is currently utilized to support operations.  Under the Third Amendment to the Amended and Restated Credit Agreement, which expires on May 27, 2013, the maximum amount that may be borrowed under this facility is $100.0 million.  AWR may, under the terms of the Amended and Restated Credit Agreement, elect to increase the aggregate bank commitments by up to $40.0 million.  The aggregate effective amount that may be outstanding under letters of credit is $25.0 million. As of March 31, 2012, there were no borrowings under this facility and $18.2 million of letters of credit were outstanding.  As of March 31, 2012, AWR had $81.8 million available to borrow under the credit facility.

In July 2010, Standard & Poor’s Ratings Services (“S&P”) upgraded its corporate credit rating on AWR and GSWC from ‘A’ with a positive outlook to ‘A+’ with a stable outlook.  S&P debt ratings range from AAA (highest rating possible) to D (obligation is in default).   Securities ratings are not recommendations to buy, sell or hold a security and are subject to change or withdrawal at any time by the rating agency.  Pursuant to the revolving credit facility agreement, the upgrade to “A+ stable” resulted in a reduced interest rate spread on the facility from 125 basis points to 120 basis points. Registrant believes that AWR’s sound capital structure and “A+ stable” credit rating, combined with its financial discipline, will enable AWR to access the debt and/or equity markets.  However, unpredictable financial market conditions in the future may limit its access or impact the timing of when to access the market, in which case, Registrant may choose to temporarily reduce its capital spending.  Registrant estimates capital expenditures for 2012 to be approximately $70 - $80 million.

AWR filed a Registration Statement on August 10, 2009 with the Securities and Exchange Commission (“SEC”) for the sale from time to time of debt and equity securities. As of March 31, 2012, $115.0 million was available for issuance under this Registration Statement.  This Registration Statement expires on August 21, 2012.  Prior to the expiration, AWR plans to file another Registration Statement with the SEC.

AWR funds its operating expenses and pays dividends on its outstanding common shares primarily through dividends from GSWC and through proceeds from equity issuances not invested in subsidiaries.  The ability of GSWC to pay dividends to AWR is restricted by California law. Under these restrictions, approximately $158.2 million was available on March 31, 2012 to pay dividends to AWR.

Registrant has paid common dividends for over 75 consecutive years.  On May 2, 2012, AWR declared a regular quarterly dividend of $0.28 per Common Share. The dividend, totaling approximately $5.3 million, will be paid on June 1, 2012 to common shareholders of record at the close of business on May 14, 2012.  AWR’s ability to pay cash dividends on its Common Shares outstanding depends primarily upon cash flows from GSWC. AWR presently intends to continue paying quarterly cash dividends in the future, on or about March 1, June 1, September 1 and December 1, subject to earnings and financial condition, regulatory requirements and such other factors as the Board of Directors may deem relevant.

AWR anticipates that interest costs will increase in future periods due to the need for additional external capital to fund its construction program, and market interest rate increases. AWR believes that costs associated with capital used to fund construction at GSWC will continue to be recovered in water and electric rates charged to customers.

Cash Flows from Operating Activities:

Cash flows from operating activities have generally been sufficient to meet operating requirements and a portion of capital expenditure requirements. Registrant’s future cash flows from operating activities will be affected by a number of factors, including utility regulation; infrastructure investment; maintenance expenses; inflation; compliance with environmental, health and safety standards; production costs; customer growth; per customer usage of water and electricity; weather and seasonality; compliance with local governmental requirements and required cash contributions to pension and post-retirement plans.  In addition, future cash flows from non-regulated subsidiaries will depend on new business activities, including military base operations and the construction of new and/or replacement infrastructure at military bases, timely redetermination of prices and equitable adjustments of prices and timely collection of payments from the U.S. government.

Cash flows from operating activities are primarily generated by net income, adjusted for non-cash expenses such as depreciation and amortization, and deferred income taxes.  Net cash provided by operating activities was $26.6 million for the three months ended March 31, 2012 as compared to $20.8 million for the three months ended March 31, 2011.  There was an increase in completed construction projects at Fort Bragg which generated cash flows from operating activities.  There was also an increase in GSWC’s operating cash flows due to rate increases approved by the CPUC, including surcharges to recover previously recorded regulatory assets. GSWC currently has surcharges in place to recover approximately $36 million included in its WRAM, net of MCBA, accounts as of March 31, 2012.  The timing of cash receipts and disbursements related to other working capital items also affected the changes in net cash provided by operating activities.

Cash Flows from Investing Activities:

Net cash used in investing activities was $15.0 million for the three months ended March 31, 2012 as compared to $17.5 million for the same period in 2011, which is consistent with GSWC’s 2012 capital investment program.

Registrant intends to invest capital to provide essential services to its regulated customer base, while working with its regulators to have the opportunity to earn a fair rate of return on investment. Registrant’s infrastructure investment plan consists of both infrastructure renewal programs, where infrastructure is replaced, as needed, and major capital investment projects, where new water treatment and delivery facilities are constructed.  The Company may also be required from time to time to relocate existing infrastructure in order to accommodate local infrastructure improvement projects.  Projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.

Cash Flows from Financing Activities:

Registrant’s financing activities include primarily: (i) the issuance of common shares, short-term and long-term debt; (ii) the repayment of long-term debt and notes payable to banks; (iii) proceeds from stock option exercises; and (iv) the payment of dividends on common shares.  In order to finance new infrastructure, Registrant also receives customer advances for and contributions in aid of construction (net of refunds).   Short-term borrowings are used to fund capital expenditures until long-term financing is arranged.

Net cash used in financing activities was $6.4 million for the three months ended March 31, 2012 as compared to $4.5 million for the same period in 2011 due primarily to the decrease in short-term borrowings.  Due to an increase in cash flows from operations, AWR was able to use the funds to pay down its short-term borrowings under its revolving credit facility.

GSWC

GSWC funds the majority of its operating expenses, payments on its debt, and dividends on its outstanding common shares and a portion of its construction expenditures through internal sources. Internal sources of cash flow are provided primarily by retention of a portion of earnings from operating activities. Internal cash generation is influenced by factors such as weather patterns, environmental regulation, litigation, changes in supply costs and regulatory decisions affecting GSWC’s ability to recover these supply costs, timing of rate relief, increases in maintenance expenses and capital expenditures.  As of March 31, 2012, GSWC had $100.0 million available for issuance of debt securities under a Registration Statement filed with the SEC in November 2011.  During the three months ended March 31, 2012, GSWC was able to fund its operations and its capital expenditures through cash generated from operating activities.

GSWC relies on external sources, including equity investments and short-term borrowings from AWR, and long-term debt from time to time to help fund a portion of its construction expenditures.  In addition, GSWC receives advances and contributions from customers, home builders and real estate developers to fund construction necessary to extend service to new areas. Advances for construction are generally refundable at a rate of 2.5% in equal annual installments over 40 years.  Amounts which are no longer refundable are reclassified to contributions in aid of construction. Utility plant funded by advances and contributions is excluded from rate base. Generally, GSWC depreciates contributed property and amortizes contributions in aid of construction at the composite rate of the related property.

As is often the case with public utilities, GSWC’s current liabilities may at times exceed its current assets.  Management believes that internally-generated funds along with the short-term borrowings under AWR’s existing credit facility and the proceeds from the issuance of long-term debt and common shares issuances to AWR will be adequate to provide sufficient working capital to enable GSWC to maintain normal operations and to meet its capital and financing requirements pending recovery of costs in rates.

Cash Flows from Operating Activities:

Net cash provided by operating activities was $24.5 million for the three months ended March 31, 2012 as compared to $22.4 million for the same period in 2011.  As previously discussed, this increase was due primarily to higher rates in effect, as well as surcharges in place to collect the WRAM under-collections in all of GSWC’s water regions.  GSWC currently has surcharges in place to recover approximately $36 million included in its WRAM, net of MCBA, accounts as of March 31, 2012.  The timing of cash receipts and disbursements related to other working capital items also affected the changes in net cash provided by operating activities.

Cash Flows from Investing Activities:

Net cash used in investing activities was $14.5 million for the three months ended March 31, 2012 as compared to $16.8 million for the same period in 2011, which is consistent with GSWC’s 2012 capital investment program. GSWC is expected to incur capital expenditures in 2012 of approximately $70 - $80 million primarily for upgrades to its water supply and distribution facilities.

Cash Flows from Financing Activities:

Net cash used in financing activities remained fairly consistent at $5.4 million for the three months ended March 31, 2012 as compared to cash used of $6.0 million for the same period in 2011.  The cash was primarily used to pay dividends to AWR during both periods.

ASUS

ASUS funds its operating expenses primarily through internal operating sources and investments by, or loans from, AWR.  ASUS, in turn, provides funding to its subsidiaries.

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

There have been no other material changes to AWR’s contractual obligations and other commitments since December 31, 2011. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Contractual Obligations, Commitments and Off Balance Sheet Arrangements” section of the Registrant’s Form 10-K for the year-ended December 31, 2011 for a detailed discussion of contractual obligations and other commitments.

Contracted Services

The timely receipt of price redeterminations continues to be critical in order for ASUS to recover increasing costs for operating and maintaining the water and/or wastewater systems at the military bases.  In addition, higher expenses from the corporate office and ASUS headquarters allocated to the Military Utility Privatization Subsidiaries were not contemplated at the time the contracts with the U.S. government were negotiated and will be addressed in future price redeterminations. Under the terms of these contracts, each contract price is subject to price redetermination two years after commencement of operations and every three years thereafter, unless otherwise agreed to by the parties.  In the event that ASUS is: (i) managing more assets at specific military bases than were included in the U.S. government’s request for proposal; (ii) managing assets that are in substandard condition as compared to what is disclosed in the request for proposal, or (iii) becomes subject to new regulatory requirements such as more stringent water quality standards, ASUS is permitted to file, and has filed, requests for equitable adjustment.

The timing of future filings of price redeterminations may be impacted by government actions, including audits by the Defense Contract Audit Agency (“DCAA”).   In July 2011, ASUS received a Post-award Accounting System Review report which identified deficiencies in relation to government contract accounting requirements.  ASUS has responded to the report, has implemented corrective measures to address the identified deficiencies and is now undergoing a re-audit by DCAA.  Price redetermination filings for certain of ASUS’ Military Base Privatization Utilities have been postponed pending the outcome of the re-audit.  Filings of second price redeterminations for ODUS and TUS are expected to be made by the third quarter of 2012.

Below is a summary of price redetermination and requests for equitable adjustment filings by subsidiaries of ASUS.

•                  FBWS — In connection with the inventory settlement with the U.S. government reached in January 2010, FBWS and the government agreed to waive the first and second price redeterminations for Fort Bliss required under the original 50-year contract. The third price redetermination is scheduled to be filed by July 1, 2012.

•                  TUS —The first price redetermination for Andrews Air Force Base was filed in December 2007.  In August 2010, the government approved an interim adjustment amounting to an 18.93% increase retroactive to February 2008. In December 2011, TUS filed a proposed settlement with the government, which is currently under negotiation with the U.S. government.  The resolution of this price redetermination is expected in the second quarter of 2012.

•                  ODUS — The first price redetermination for the two privatization contracts in Virginia was filed in 2008 and the government approved an interim increase of 16.93%. ODUS and the government have finalized negotiations on the Fort Lee contract.  This resulted in a fee decrease of 0.43% effective February 2008 for operations and maintenance, versus the interim increase of 16.93%.  The amount of refund is $236,000.  The settlement of the renewal and replacement component of the Fort Lee price redetermination in January 2012 provided for $16,800 per month in cash flow retroactive to February 2008, against which the operations and maintenance refund has been applied. On September 30, 2011, the government issued a unilateral settlement for the operations and maintenance and renewal and replacement components of the TRADOC first price redetermination.  This resulted in a 6.63% increase in the operations and maintenance fee beyond the interim increase of 16.93% and about $5,100 per month in renewal and replacement cash flow (compared to about $1,400 in the original contract), all retroactive to April 2008.  These price redeterminations are now finalized.

•                  PSUS — In February 2012, PSUS filed the first price redetermination for Fort Jackson, to be effective beginning February 16, 2010.  Pending resolution of this filing, an interim increase of 3.4%, retroactive to February 2010, is currently in effect.

•                  ONUS - In March 2012, ONUS received a contract modification regarding installation of new water meters at Fort Bragg.  The contract modification provided for a reduction in the number of water meters to be installed, and the price associated with this revised scope. This $11.0 million project is expected to commence in the second quarter of 2012 and is expected to be completed by the end of 2013. In December 2011, ONUS filed the first price redetermination for Fort Bragg, to be effective beginning March 1, 2010. Pending resolution of this filing, an interim increase of 3.6%, retroactive to March 2010, is currently in effect.

Price redeterminations and equitable adjustments, which include adjustments to reflect changes in operating conditions and infrastructure levels from that assumed at the time of the execution of the contracts, as well as inflation in costs, are expected to provide added revenues to help offset increased costs and provide Registrant the opportunity to continue to generate positive operating income at its Military Utility Privatization Subsidiaries.

Regulatory Matters

Recent Changes in Rates

Rate increases in 2012:

In January 2012, the CPUC approved rate increases for Regions I, II and III effective January 1, 2012. The authorized rate increases represent increases of approximately $2.0 million for Region II and $3.0 million for Region III over 2011 adopted revenues. The rate increases for Region I are not material.

In January 2012, the CPUC approved attrition year rate increases for BVES effective January 1, 2012.  The authorized rate increase is expected to provide GSWC with additional annual revenues of approximately $681,000 for BVES based upon normalized sales levels approved by the CPUC.

Rate increases in 2011:

In January 2011, the CPUC approved rate increases for Region II and Region III effective January 1, 2011.  The authorized rate increases represented increases of approximately $1.6 million for Region II, and approximately $2.4 million for Region III as compared to 2010 adopted revenues. These additional revenues were based upon normalized sales levels approved by the CPUC, effective January 1, 2011.

In January 2011, the CPUC approved attrition year rate increases for BVES effective January 1, 2011.  The authorized rate increase provided GSWC with additional annual revenues of approximately $209,000 for BVES.  In addition, the CPUC authorized rate increases to cover higher general office costs allocated to BVES.  This added additional revenues to BVES of $1.4 million in 2011 as compared to 2010.

In December 2010, the CPUC issued a final decision on GSWC’s Region I rate case, approving revenue increases for 2011 and 2012. On a year to year basis, the increase in 2011 revenues represented an increase of approximately $3.6 million over 2010 adopted revenues. The CPUC also authorized approximately $18.5 million of capital projects to be filed for revenue recovery with advice letters when those projects are completed. During the time that such projects are under development and construction, GSWC may accrue an allowance for funds used during construction (“AFUDC”) on the accrued expenditures to offset the cost of financing project construction. A portion of these projects was completed in 2011. The remaining projects are expected to be completed during 2012 and 2013.

Pending General Rate Case Requests

GSWC

In July 2011, GSWC filed a general rate case for all of GSWC’s water regions and the general office.  GSWC expects these rates to become effective in January 2013.  If rates are approved as filed, the rate increases are expected to generate approximately $31.3 million in annual revenues based on normalized sales starting in 2013 as compared to 2011 adopted revenues. The proposed rate increases for 2014 over 2013 are $9.1 million, and the 2015 proposed rate increases over 2014 amount to $11.5 million based on normalized sales.  Certain cities have intervened and have been given party status to this proceeding.

In February 2012, GSWC filed its BVES rate case for rates in years 2013 through 2016. If rates are approved as filed, the rate increases are expected to generate approximately $4.0 million in annual revenues starting in 2013. The proposed rate increases for 2014 over 2013 are $1.2 million, the 2015 proposed rate increases over 2014 amount to $0.9 million, and the 2016 proposed rate increases over 2015 amount to $1.0 million.

Other Regulatory Matters

See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Regulatory Matters” section of the Registrant’s Form 10-K for the year-ended December 31, 2011 for a detailed discussion of other regulatory matters.

Alternative Revenue Mechanisms:

GSWC records the difference between what it bills its water customers and that which is authorized by the CPUC using the Water Revenue Adjustment Mechanism (“WRAM”) and Modified Cost Balancing Account (“MCBA”) accounts approved by the CPUC.   GSWC has implemented surcharges to recover all of its WRAM balances, net of the MCBA.  For the three months ended March 31, 2012 and 2011, surcharges of $3.4 million and $1.6 million, respectively, were billed to customers to decrease previously incurred under-collections in the WRAM, net of MCBA accounts.  As of March 31, 2012, GSWC has a net aggregated regulatory asset of $40.6 million which is comprised of a $62.2 million under-collection in the WRAM accounts and $21.6 million over-collection in the MCBA accounts.

Based on CPUC guidelines, recovery periods relating to GSWC’s WRAM/MCBA balances range between 12 and 36 months, with the majority being 24 months.  As required by the accounting guidance for alternative revenue programs, GSWC is required to collect its WRAM, net of its MCBA, within 24 months following the year in which they are recorded.  In September 2010, GSWC, along with other California water utilities, filed an application with the CPUC to modify the recovery period of its WRAM and MCBA to 18 months or less.  In April 2012, the CPUC issued a final decision which, among other things, sets the recovery period for under-collection balances that are up to 15% of adopted annual revenues at 18 months or less.  For under-collection balances greater than 15%, the recovery period is 19 to 36 months. GSWC does not currently have any balances over 15% of adopted annual revenues. In addition to adopting a new amortization schedule, the final decision sets a cap on total net WRAM/MCBA surcharges in any given calendar year of 10% of the last authorized revenue requirement. The cap shall be effective following the first test year of each applicant’s pending or next general rate case.  For GSWC, the cap will be applied to its 2013 WRAM balances filed in early 2014.  The cap requirement set forth in the final decision will not impact GSWC’s 2012 and prior year WRAM/MCBA balances. Surcharges are currently in place to recover the WRAM/MCBA balances from 2009, 2010 and 2011, totaling approximately $60 million, of which $24 million has been collected through the end of March 31, 2012.

In April 2012, BVES filed with the CPUC for recovery of its 2011 Base Revenue Requirement Adjustment Mechanism (“BRRAM”) balance. The filing requests a 36-month surcharge, with the amounts collected through December 2013 to be applied to the BRRAM undercollections.  The amount collected during the remainder of the 36-month period would be for recovery of a $1.6 million increase in the BVES revenue requirement for the difference between the allocated general office costs authorized by the CPUC in its November 2010 decision on the Region II, Region III and general office rate case, and what is currently in BVES’ rates for allocated general office costs.  As authorized by the CPUC, the $1.6 million has also been included in the BRRAM for recovery through the requested surcharge; however, these costs are not considered an alternative revenue program.  A decision on the BRRAM filing is expected by the end of the second quarter of 2012.

Cost of Capital Proceeding for Water Regions:

On May 2, 2011, GSWC filed its cost of capital proceeding. On November 2, 2011, GSWC entered into a settlement agreement with the Division of Ratepayer Advocates (“DRA”). If approved by the CPUC, the settlement will authorize a Return on Equity (“ROE”) of 9.99% and a rate-making capital structure for GSWC of 55% equity and 45% debt. The weighted cost of capital (return on rate base), with an updated embedded debt cost and the settlement ROE, would be 8.64%. On January 13, 2012 GSWC, along with DRA and three other California water utilities in the proceeding, filed joint testimony with the CPUC in support of the settlement. Hearings were held on January 23, 2012. A decision on the cost of capital filing is expected by the end of the second quarter of 2012.  When finalized, the rate of return authorized by the CPUC will be implemented into water rates retroactive to January 1, 2012.

Bear Valley Electric Service:

GSWC’s BVES division has been regularly filing compliance reports with the CPUC regarding its purchases of energy from renewable energy resources. The filings have indicated that BVES has not achieved interim target purchase levels of renewable energy resources and thus, on its face, might be subject to a potential penalty. However, BVES expects that the CPUC will waive any potential fines in accordance with the CPUC’s flexible compliance rules.  Accordingly, no provision for loss has been recorded in the financial statements as of March 31, 2012.

In June 2011, GSWC’s BVES filed an application with the CPUC to recover $1.2 million in outside service costs incurred during the period September 1, 2007 through March 31, 2011  in connection with its efforts to procure renewable energy resources.  In March 2012, the CPUC approved the application.  Accordingly, a regulatory asset of $1.3 million, including accrued interest, was recorded in March 2012 and will be recovered through a 12-month surcharge to be implemented during the second quarter of 2012.

La Serena Plant Improvement Project:

In January 2008, the CPUC approved Region I’s general rate case effective for years 2008, 2009 and 2010.  The rates authorized by the CPUC in the decision included the costs of the La Serena plant improvement project as part of the utility rate base.  Subsequent to the issued decision, the DRA requested a rehearing on whether these costs were reasonable.  The CPUC granted a limited rehearing, which was consolidated into GSWC’s Region II, Region III, and general office rate case, in order to consider whether it is reasonable to include in Region I’s rate base approximately $3.5 million of costs incurred in connection with the La Serena Plant Improvement Project.  In November 2010, as part of GSWC’s Region II, Region III and general office rate case decision, the CPUC disallowed a portion of the La Serena plant improvement costs from utility customer rates.  The CPUC found that the disallowed portion of the costs were attributable to providing service to new development and should have been recovered from the customers in the new development.  As a result of the CPUC’s decision, in 2010 GSWC recorded a charge of $2.2 million, which included the disallowance of certain capital costs for the La Serena Plant Improvement Project and the related revenues earned on those capital costs that will be refunded to customers.

In December 2010, DRA filed a motion for rehearing on this matter, contending that the CPUC erred in assigning a portion of the La Serena plant improvement costs to GSWC utility customers and requested that all of the capital costs related to the La Serena plant improvement project be disallowed. In July 2011, the CPUC granted DRA’s request for rehearing.  The rehearing will also address deferred rate case costs and the methodology for allocation of general office costs to GSWC’s affiliate, ASUS. At this time, management cannot predict the outcome of the rehearing or determine the estimated loss or range of loss, if any.

Changes in Tax Law:

The Small Business Jobs Act of 2010 and the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 (“Tax Relief Acts”) extended 50% bonus depreciation for qualifying property through 2012 and created a 100% bonus depreciation for qualifying property placed in service between September 9, 2010 and December 31, 2011.

In June 2011, the CPUC adopted a resolution that requires water utilities to file advice letters implementing a one-way memorandum account to track the revenue effects associated with the Tax Relief Acts, which may reduce revenue requirements in future rate case proceedings.   The effective date of the memorandum account established by the resolution is April 14, 2011.  More specifically, the memorandum account established by the resolution will tracks on a CPUC-jurisdictional, revenue requirement basis: (a) decreases in each impacted utility’s revenue requirement resulting from increases in its deferred tax reserve; and (b) other direct changes in the revenue requirement resulting from taking advantage of the Tax Relief Acts. This resolution also authorizes impacted utilities to use savings from this new tax law to invest in certain additional, needed utility infrastructure, not otherwise funded in rates, within a time frame shorter than would be practicable through the formal application or advice letter processes. The establishment of a memorandum account does not change rates, nor guarantee that rates will be changed in the future. This mechanism simply allows the CPUC to determine at a future date whether rates should be changed.  GSWC has evaluated the potential impact of this resolution and does not expect it to have a material impact on its consolidated financial statements in 2012.

CPUC Subpoena:

On June 27, 2011 GSWC executed a settlement agreement with the Division of Water and Audits (“DWA”) to resolve an investigation of certain work orders and charges paid to a specific contractor used previously by GSWC for numerous construction projects estimated to total $24.0 million over a period of 14 years.  On December 15, 2011, the CPUC approved the settlement agreement.  Among other things, the settlement resolves all disputes and disagreements between GSWC and DWA and generally releases GSWC from any claim, known or unknown, foreseen or unforeseen, that arose or may have arisen as a result of the CPUC staff’s investigation into GSWC’s procurement practices as they related to contracts with this specific contractor.  The settlement provides for refunds to customers totaling $9.5 million to be made over a period of 12-36 months, as well as a reduction in rate-base and other rate adjustments totaling $3.0 million. In addition, a penalty of $1.0 million was imposed due to GSWC’s failure to disclose the issue to the CPUC as the CPUC believes was required.  The penalty was paid by GSWC to the CPUC on January 31, 2012. During 2010, in anticipation of this settlement agreement, GSWC recorded a $13.5 million loss contingency reserve.  As a result of the settlement, management does not expect future increases in the reserve related to this specific contractor.  The surcredits went into effect on March 1, 2012.  Refunds totaling $147,000 were made to customers during the three months ended March 31, 2012.

Finally, as part of the settlement agreement, GSWC agreed to be subject to three separate independent audits of its procurement practices over a period of ten years from the date the settlement was approved by the CPUC.  The audits will cover GSWC’s procurement practices from 1994 forward and could result in further disallowances of costs.  The cost of the audits will be borne by shareholders and may not be recovered by GSWC in rates to customers. At this time, management cannot predict the outcome of these audits or determine the estimated loss or range of loss, if any.

Environmental Matters

AWR’s subsidiaries are subject to increasingly stringent environmental regulations, including the 1996 amendments to the Federal Safe Drinking Water Act; interim enhanced surface water treatment rules; regulation of disinfectant/disinfection by-products; and the long-term enhanced surface water treatment rules; the ground water treatment rule; contaminant regulation of radon and arsenic; and unregulated contaminants monitoring rule.

There have been no material changes to AWR’s environmental matters since December 31, 2011. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation-Environmental Matters” section of the Registrant’s Form 10-K for the year-ended December 31, 2011 for a detailed discussion of environmental matters.

Water Supply

See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Water Supply” section of the Registrant’s Form 10-K for the year-ended December 31, 2011 for a detailed discussion of water supply issues. The discussion below focuses on significant matters and changes since December 31, 2011.

Metropolitan Water District/ State Water Project

Water supplies available to the Metropolitan Water District of Southern California (“MWD”) through the State Water Project (“SWP”) vary from year to year based on weather.  However, MWD has generally been able to provide sufficient quantities of water to satisfy the needs of its member agencies and their customers.  Under its Integrated Resources Plan, MWD estimates that it can meet its member agencies’ demands over at least the next 20 years.

Every year, the California Department of Water Resources (“DWR”) establishes the SWP allocation for water deliveries to the state water contractors.  DWR generally establishes a percentage allocation of delivery requests based on a number of factors, including weather patterns, snow pack levels and reservoir levels.  The percent allocation given to state contractors can vary throughout the year as weather and other factors change. In April 2012, DWR announced an increase in its projected 2012 deliveries from 50% to 60% of delivery requests.

New Accounting Pronouncements

Registrant is subject to newly issued requirements as well as changes in existing requirements issued by the Financial Accounting Standards Board. Differences in financial reporting between periods for GSWC could occur unless and until the CPUC approves such changes for conformity through regulatory proceedings. See Note 1 of Unaudited Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Registrant is exposed to certain market risks, including fluctuations in interest rates, commodity price risk primarily relating to changes in the market price of electricity for BVES and economic conditions. Market risk is the potential loss arising from adverse changes in prevailing market rates and prices.

There have been no other material changes regarding Registrant’s market risk position from the information provided in its Annual Report on Form 10-K for the year ended December 31, 2011. The quantitative and qualitative disclosures about market risk are discussed in Item 7A-Quantitative and Qualitative Disclosures About Market Risk, contained in Registrant’s Annual Report on Form 10-K.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934 (the “Exchange Act”), we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness, as of the end of the fiscal quarter covered by this report, of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) and 15d-15(e) promulgated by the Securities and Exchange Commission (“SEC”) under the Exchange Act. Based upon that evaluation, the CEO and the CFO concluded that disclosure controls and procedures, as of the end of such fiscal quarter, were adequate and effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2012, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

There have been no material developments in any of the legal proceedings described in our 2011 Annual Report on Form 10-K.

Registrant is subject to ordinary routine litigation incidental to its business. Other than those disclosed in Registrant’s Form 10-K for the year ended December 31, 2011, no other legal proceedings are pending, which are believed to be material. Management believes that rate recovery, proper insurance coverage and reserves are in place to insure against property, general liability and workers’ compensation claims incurred in the ordinary course of business.

Item 1A. Risk Factors

There have been no significant changes in the risk factors disclosed in our 2011 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The shareholders of AWR have approved the material features of all equity compensation plans under which AWR directly issues equity securities. AWR did not directly issue any unregistered equity securities during the first quarter of 2012.  The following table provides information about repurchases of common shares by AWR during the first quarter of 2012:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs
January 1 - 31, 2012	54,693		$35.03	—	NA
February 1 – 29, 2012	75,508		$37.13	—	NA
March 1 - 31, 2012	91,731		$36.89	—	NA
Total	221,932	(2)	$36.61	—	NA	(3)

(1)          None of the common shares were purchased pursuant to any publicly announced stock repurchase program.

(2)          Of this amount, 215,800 Common Shares were acquired on the open market for employees pursuant to the Company’s 401(k) Plan.  The remainder of the Common Shares were acquired on the open market for participants in the Company’s Common Share Purchase and Dividend Reinvestment Plan.

(3)          None of these plans contain a maximum number of common shares that may be purchased in the open market under the plans.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

(a)          On May 2, 2012, the Board of Directors of AWR declared a regular quarterly dividend of $0.28 per Common Share. The dividend will be paid on June 1, 2012 to shareholders of record as of the close of business on May 14, 2012.

(b)         There have been no material changes during the first quarter of 2012 to the procedures by which shareholders may nominate persons to the Board of Directors of AWR.

Item 6. Exhibits

(a)          The following documents are filed as Exhibits to this report:

3.1	By-Laws of American States Water Company incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K, filed May 13, 2011

3.2	By-laws of Golden State Water Company incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed May 13, 2011

3.3	Amended and Restated Articles of Incorporation of American States Water Company incorporated by reference to Exhibit 3.3 of Registrant’s Form 10-K/A for the year ended December 31, 2003

3.4	Restated Articles of Incorporation of Golden State Water Company, as amended, incorporated herein by reference to Exhibit 3.1 of Registrant’s Form 10-Q for the quarter ended September 30, 2005

4.1

Indenture, dated September 1, 1993 between Golden State Water Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, as supplemented, incorporated herein by reference to Exhibit 4.01 of Golden State Water Company Form S-3 filed December 12, 2008

4.2	Note Purchase Agreement dated as of October 11, 2005 between Golden State Water Company and Co-Bank, ACB incorporated by reference to Exhibit 4.1 of Registrant’s Form 8-K filed October 13, 2005

4.3

Note Purchase Agreement dated as of March 10, 2009 between Golden State Water Company and Co-Bank,ACB, incorporated herein by reference to Exhibit 10.16 to Registrant’s Form 10-K filed on March 13, 2009

4.4

Indenture dated as of December 1, 1998 between American States Water Company and The Bank of New York Mellon Trust Company, N.A., as supplemented by the First Supplemental Indenture dated as of July 31, 2009 incorporated herein by reference to Exhibit 4.1 of American States Water Company’s Form 10-Q for the quarter ended June 30, 2009

10.1	Deferred Compensation Plan for Directors and Executives incorporated herein by reference to Registrant’s Registration Statement on Form S-2, Registration No. 33-5151 (2)

10.2

Second Sublease dated October 5, 1984 between Golden State Water Company and Three Valleys Municipal Water District incorporated herein by reference to Registrant’s Registration Statement on Form S-2, Registration No. 33-5151

10.3

Note Agreement dated as of May 15, 1991 between Golden State Water Company and Transamerica Occidental Life Insurance Company incorporated herein by reference to Registrant’s Form 10-Q with respect to the quarter ended June 30, 1991

10.4

Schedule of omitted Note Agreements, dated May 15, 1991, between Golden State Water Company and Transamerica Annuity Life Insurance Company, and Golden State Water Company and First Colony Life Insurance Company incorporated herein by reference to Registrant’s Form 10-Q with respect to the quarter ended June 30, 1991

10.5

Loan Agreement between California Pollution Control Financing Authority and Golden State Water Company, dated as of December 1, 1996 incorporated by reference to Exhibit 10.7 of Registrant’s Form 10-K for the year ended December 31, 1998

10.6

Agreement for Financing Capital Improvement dated as of June 2, 1992 between Golden State Water Company and Three Valleys Municipal Water District incorporated herein by reference to Registrant’s Form 10-K with respect to the year ended December 31, 1992

10.7

Water Supply Agreement dated as of June 1, 1994 between Golden State Water Company and Central Coast Water Authority incorporated herein by reference to Exhibit 10.15 of Registrant’s Form 10-K with respect to the year ended December 31, 1994

10.8	2003 Non-Employee Directors Stock Purchase Plan, as amended, incorporated herein by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on January 30, 2009 (2)

10.9	Dividend Reinvestment and Common Share Purchase Plan incorporated herein by reference to American States Water Company Registrant’s Form S-3D filed November 12, 2008

10.10

Form of Amended and Restated Change in Control Agreement between American States Water Company or a subsidiary and certain executives incorporated herein by reference to Exhibit 10.5 to Registrant’s Form 8-K filed on November 5, 2008(2)

10.11	Golden State Water Company Pension Restoration Plan, as amended, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on May 21, 2009(2)

10.12	American States Water Company 2000 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed May 23, 2008 (2)

10.13

Loan and Trust Agreement between The Industrial Development Authority of The County of Maricopa, Chaparral City Water Company and Bank One, Arizona, NA, dated as of December 1, 1997 incorporated by reference to Exhibit 10.19 of Registrant’s Form 10-K with respect to the year ended December 31, 2000

10.14

Subcontract among  the United States, Central Arizona Water Conservation District and Chaparral City Water Company providing for water service, dated as of December 6, 1984 incorporated by reference to Exhibit 10.20 to Registrant’s Form 10-K with respect to the year ended December 31, 2000

10.15

Contract between the United States and Chaparral City Water Company service, dated as of December 6, 1984 for construction of a water distribution system  incorporated by reference to Exhibit 10.21 Registrant’s Form 10-K with respect to the year ended December 31, 2000

10.16

Amended and Restated Credit Agreement between American States Water Company dated June 3, 2005 with Wells Fargo Bank, N.A., as Administrative Agent, as amended, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed June 3, 2010

10.17	Form of Indemnification Agreement for executive officers and directors incorporated by reference to Exhibit 10.21 to Registrant’s Form 10-K for the year ended December 31, 2006 (2)

10.18

Form of Non-Qualified Stock Option Plan Agreement for officers and key employees for the 2000 Stock Incentive Plan incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on January 7, 2005 (2)

10.19

Form of Non-Qualified Stock Option Plan Agreement for officers and key employees for the 2000 Stock Incentive Plan incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the period ended March 31, 2006 (2)

10.20	Form of Director’s Non-Qualified Stock Option Agreement incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the period ended September 30, 2006 (2)

10.21

Water Sale Agreement dated as of January 31, 2006 between Natomas Central Mutual Water Company and American States Utility Services, Inc. incorporated by reference to Exhibit 9.01 to Registrant’s Form 8-K filed February 3, 2006

10.22

Form of Restricted Stock Unit Award Agreement for officers and key employees under the 2000 Stock Incentive Plan  incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K filed November 5, 2008 (2)

10.23

Form of Restricted Stock Unit Award Agreement for officers and key employees under the 2008 Stock Incentive Plan for restricted stock unit awards prior to January 1, 2011 incorporated by reference to Exhibit 10.4 of Registrant’s Form 8-K filed on November 5, 2008 (2)

10.23

Form of Amendment to Change in Control Agreement between American States Water Company or a subsidiary and certain executives incorporated herein by reference to Exhibit 10.6 to Registrant’s Form 8-K filed November 5, 2008 (2)

10.25	2008 Stock Incentive Plan incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filedMay 23, 2008 (2)

10.26

Form of Nonqualified Stock Option Agreement for officers and key employees for the 2008 Stock Incentive Plan incorporated for stock options granted prior to January 1, 2011 herein by reference to Exhibit 10.3 to Registrant’s Form 8-K filed May 23, 2008 (2)

10.27	2011 Short-Term Incentive Program incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on April 1, 2011(2)

10.28	Form of Award Agreement for Awards under the 2011 Short-Term Incentive Program incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on April 1, 2011(2)

10.29	Policy Regarding the Recoupment of Certain Performance-Based Compensation Payments incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on July 31, 2009(2)

10.30	Performance Incentive Plan incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on July 31, 2009(2)

10.31	Officer Relocation Policy incorporated herein by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed on July 31, 2009(2)

10.32

Form of Non-Qualified Stock Option Award Agreement for officers and key employees under the 2008 Stock Incentive Plan for stock options granted after December 31, 2010 incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed on February 4, 2011

10.33

Form of Restricted Stock Unit Award Agreement for officers and key employees under the 2008 Stock Incentive Plan for restricted stock unit awards after December 31, 2010  incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on February 4, 2011

10.34	2012 Short-Term Incentive Program incorporated by reference herein to Exhibit 10.1 to the Registrant’s Form 8-K filed on March 30, 2012 (2)

10.35	Form of 2012 Short-Term Incentive Award Agreement incorporated by reference herein to Exhibit 10.2 to the Registrant’s Form 8-K filed on March 30, 2012 (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.1.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.2.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)          Filed concurrently herewith

(2)          Management contract or compensatory arrangement

(3)          Furnished concurrently herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and as its principal financial officer.

AMERICAN STATES WATER COMPANY (“AWR”):

By:	/s/ EVA G. TANG
Senior Vice President-Finance, Chief Financial
Officer, Corporate Secretary and Treasurer

GOLDEN STATE WATER COMPANY (“GSWC”):

By:	/s/ EVA G. TANG
Senior Vice President-Finance, Chief Financial
Officer and Secretary

Date:	May 7, 2012