Form 10-Q
period 2012-06-30
Golden State Water CO; AMERICAN STATES WATER CO
filed 2012-08-06
CIK 92116, 1056903

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2012

or

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

American States Water Company

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Golden State Water Company

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

American States Water Company	Yes ☐ No☒
Golden State Water Company	Yes ☐ No☒

As of August 3, 2012, the number of Common Shares outstanding, of American States Water Company was 18,923,668 shares. As of August 3, 2012, all of the 146 outstanding Common Shares of Golden State Water Company were owned by American States Water Company.

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

Forward-Looking Statements

This Form 10-Q and the documents incorporated herein contain forward-looking statements intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based on current estimates, expectations and projections about future events and assumptions regarding these events and include statements regarding management’s goals, beliefs, plans or current expectations, taking into account the information currently available to management.  Forward-looking statements are not statements of historical facts.  For example, when we use words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may” and other words that convey uncertainty of future events or outcomes, we are making forward-looking statements.  We are not able to predict all the factors that may affect future results.  We caution you that any forward-looking statements made by us are not guarantees of future performance and that actual results may differ materially from those in our forward-looking statements.  Some of the factors that could cause future results to differ materially from those expressed or implied by our forward-looking statements, or from historical results, include, but are not limited to:

•                  The outcome of pending and future regulatory, legislative or other proceedings, investigations or audits, including decisions in our general rate cases and the results of independent audits of our construction contracting procurement practices

•                  Changes in the policies and procedures of the California Public Utilities Commission (“CPUC”)

•                  Timeliness of CPUC action on rates

•                  Our ability to efficiently manage capital expenditures and operating and maintenance expenses within CPUC authorized levels and timely recovery of our costs through rates

•                  Our ability to forecast the costs of maintaining GSWC’s aging water infrastructure

•                  Our ability to recover increases in permitting costs and in costs associated with negotiating and complying with the terms of our franchise agreements with cities and counties and other demands made upon us by the cities and counties in which GSWC operates

•                  Changes in accounting valuations and estimates, including changes resulting from changes in our assessment of anticipated recovery of regulatory assets, liabilities and revenues subject to refund or regulatory disallowances

•                  Changes in environmental laws and water quality and wastewater requirements and increases in costs associated with complying with these laws and requirements

•                  Availability of water supplies, which may be adversely affected by changes in weather patterns, contamination and court decisions or other governmental actions restricting use of water from the Colorado River, transportation of water to GSWC’s service areas through the California State Water Project or pumping of groundwater

•                  Our ability to obtain adequate, reliable and cost-effective supplies of chemicals, electricity, fuel, water and other raw materials that are needed for our water operations

•                  Our ability to recover the costs associated with the contamination of GSWC’s groundwater supplies from parties responsible for the contamination or through the ratemaking process and the time and expense incurred by us in obtaining recovery of such costs

•                  Adequacy of our power supplies and the extent to which we can manage and respond to the volatility of electric and natural gas prices

•                  Our ability to comply with the CPUC’s renewable energy procurement requirements

•                  Changes in GSWC customer demand due to unanticipated population growth or decline, changes in climate conditions, general economic and financial market conditions, cost increases and conservation

•                  Changes in accounting treatment for regulated utilities

•                  Changes in estimates used in ASUS’ revenue recognition under the percentage of completion method of accounting for our construction activities at our contracted services business

•                  Termination, in whole or in part, of our contracts to provide water and/or wastewater services at military bases for the convenience of the U.S. government or for default

•                  Delays in obtaining redetermination of prices or equitable adjustments to our prices on our contracts to provide water and/or wastewater services at military bases

•                  Disallowance of costs on our contracts to provide water and/or wastewater services at military bases as a result of audits, cost review or investigations by contracting agencies

•                  Inaccurate assumptions used in preparing bids in our contracted services business

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

AMERICAN STATES WATER COMPANY

CONSOLIDATED BALANCE SHEETS

ASSETS

(Unaudited)

(in thousands)	June 30, 2012	December 31, 2011
Property, Plant and Equipment
Regulated utility plant, at cost	$1,324,583	$1,302,589
Non utility property, at cost	8,466	7,747
Total	1,333,049	1,310,336
Less - Accumulated depreciation	(433,040)	(413,836)
Net property, plant and equipment	900,009	896,500

Other Property and Investments
Goodwill	1,116	1,116
Other property and investments	13,471	11,803
Total other property and investments	14,587	12,919

Current Assets
Cash and cash equivalents	25,915	1,315
Accounts receivable — customers (less allowance for doubtful accounts of $762 in 2012 and $715 in 2011)	22,212	20,399
Unbilled revenue	25,955	16,188
Receivable from the U.S. government (less allowance for doubtful accounts of $0 in 2012 and 2011)	10,091	7,584
Other accounts receivable (less allowance for doubtful accounts of $367 in 2012 and $333 in 2011)	7,640	12,181
Income taxes receivable	7,657	20,537
Materials and supplies, at average cost	4,958	3,070
Regulatory assets — current	31,814	36,362
Prepayments and other current assets	5,822	3,959
Costs and estimated earnings in excess of billings on uncompleted contracts	23,855	34,466
Deferred income taxes — current	9,935	9,540
Total current assets	175,854	165,601

Regulatory and Other Assets
Regulatory assets	143,867	143,595
Costs and estimated earnings in excess of billings on uncompleted contracts	1,477	598
Receivable from the U.S. government (less allowance for doubtful accounts of $0 in 2012 and 2011)	4,499	6,660
Deferred income taxes	11	15
Other	12,456	12,474
Total regulatory and other assets	162,310	163,342

Total Assets	$1,252,760	$1,238,362

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY

CONSOLIDATED BALANCE SHEETS

CAPITALIZATION AND LIABILITIES

(Unaudited)

(in thousands)	June 30, 2012	December 31, 2011
Capitalization
Common shares, no par value	$236,973	$233,306
Earnings reinvested in the business	189,941	175,360
Total common shareholders’ equity	426,914	408,666
Long-term debt	341,541	340,395
Total capitalization	768,455	749,061

Current Liabilities
Notes payable to banks	—	2,000
Long-term debt — current	177	291
Accounts payable	39,089	37,873
Income taxes payable	1,129	332
Accrued employee expenses	9,248	8,659
Accrued interest	3,921	3,938
Unrealized loss on purchased power contracts	5,176	7,611
Billings in excess of costs and estimated earnings on uncompleted contracts	25,887	26,973
Other	14,988	16,693
Total current liabilities	99,615	104,370

Other Credits
Advances for construction	73,797	75,353
Contributions in aid of construction - net	100,240	100,037
Deferred income taxes	130,873	128,963
Unamortized investment tax credits	1,929	1,972
Accrued pension and other postretirement benefits	70,811	68,353
Billings in excess of costs and estimated earnings on uncompleted contracts	—	3,272
Other	7,040	6,981
Total other credits	384,690	384,931

Commitments and Contingencies (Note 8)	—	—

Total Capitalization and Liabilities	$1,252,760	$1,238,362

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS

ENDED JUNE 30, 2012 AND 2011

(Unaudited)

	Three Months Ended June 30,
(in thousands, except per share amounts)	2012	2011
Operating Revenues
Water	$80,886	$80,151
Electric	8,373	7,710
Contracted services	25,052	21,968
Total operating revenues	114,311	109,829

Operating Expenses
Water purchased	13,831	12,924
Power purchased for pumping	2,019	2,165
Groundwater production assessment	3,982	3,886
Power purchased for resale	2,680	2,854
Supply cost balancing accounts	4,163	4,245
Other operation expenses	6,851	6,946
Administrative and general expenses	17,792	17,740
Depreciation and amortization	10,407	9,538
Maintenance	3,852	4,623
Property and other taxes	3,716	3,406
ASUS construction expenses	14,896	12,491
Net gain on sale of property	(3)	(128)
Total operating expenses	84,186	80,690

Operating Income	30,125	29,139

Other Income and Expenses
Interest expense	(5,720)	(6,869)
Interest income	495	161
Other	(13)	(289)
Total other income and expenses	(5,238)	(6,997)

Income from continuing operations before income tax expense	24,887	22,142
Income tax expense	9,809	9,414
Income from continuing operations	15,078	12,728

Income from discontinued operations, net of tax	—	3,234

Net Income	$15,078	$15,962

Basic Earnings Per Common Share
Income from continuing operations	$0.79	$0.68
Income from discontinued operations	—	0.17
Net Income	$0.79	$0.85

Fully Diluted Earnings Per Share
Income from continuing operations	$0.79	$0.68
Income from discontinued operations	—	0.17
Net Income	$0.79	$0.85

Weighted Average Number of Shares Outstanding	18,882	18,668
Weighted Average Number of Diluted Shares	18,945	18,738

Dividends Declared Per Common Share	$0.28	$0.28

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE SIX MONTHS

ENDED JUNE 30, 2012 AND 2011

(Unaudited)

	Six Months Ended June 30,
(in thousands, except per share amounts)	2012	2011
Operating Revenues
Water	$146,843	$144,477
Electric	19,186	18,434
Contracted services	54,930	41,225
Total operating revenues	220,959	204,136

Operating Expenses
Water purchased	23,383	21,585
Power purchased for pumping	3,575	3,701
Groundwater production assessment	7,305	6,512
Power purchased for resale	5,871	6,729
Supply cost balancing accounts	7,600	9,324
Other operation expenses	14,277	13,863
Administrative and general expenses	34,377	36,159
Depreciation and amortization	20,897	19,275
Maintenance	7,183	8,349
Property and other taxes	7,821	6,958
ASUS construction expenses	35,181	24,675
Net gain on sale of property	(3)	(128)
Total operating expenses	167,467	157,002

Operating Income	53,492	47,134

Other Income and Expenses
Interest expense	(11,790)	(12,613)
Interest income	710	298
Other	216	(209)
Total other income and expenses	(10,864)	(12,524)

Income from continuing operations before income tax expense	42,628	34,610
Income tax expense	17,435	14,927
Income from continuing operations	25,193	19,683

Income from discontinued operations, net of tax	—	3,868

Net Income	$25,193	$23,551

Basic Earnings Per Common Share
Income from continuing operations	$1.33	$1.05
Income from discontinued operations	—	0.20
Net Income	$1.33	$1.25

Fully Diluted Earnings Per Share
Income from continuing operations	$1.32	$1.05
Income from discontinued operations	—	0.20
Net Income	$1.32	$1.25

Weighted Average Number of Shares Outstanding	18,857	18,658
Weighted Average Number of Diluted Shares	18,988	18,797

Dividends Declared Per Common Share	$0.56	$0.54

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2012	2011
Cash Flows From Operating Activities:
Net income	$25,193	$23,551
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of CCWC, net of taxes	—	(2,454)
Depreciation and amortization	20,897	19,275
Provision for doubtful accounts	959	577
Gain on sale of property	(3)	(128)
Deferred income taxes and investment tax credits	2,361	(216)
Stock-based compensation expense	1,170	969
Other — net	(257)	679
Changes in assets and liabilities:
Accounts receivable — customers	(2,738)	(6,318)
Unbilled revenue	(9,767)	(3,484)
Other accounts receivable	4,306	(1,159)
Receivable from the U.S. government	(346)	(10,718)
Materials and supplies	(1,888)	(326)
Prepayments and other current assets	(1,863)	1,030
Regulatory assets — supply cost balancing accounts	7,600	9,324
Costs and estimated earnings in excess of billings on uncompleted contracts	9,732	1,672
Other assets (including other regulatory assets)	(8,471)	(12,224)
Accounts payable	4,428	9,583
Income taxes receivable/payable	13,677	(2,202)
Billings in excess of costs and estimated earnings on uncompleted contracts	(4,358)	4,141
Accrued pension and other postretirement benefits	4,379	1,745
Other liabilities	(1,074)	(378)
Net cash provided	63,937	32,939

Cash Flows From Investing Activities:
Construction expenditures	(29,447)	(37,295)
Proceeds from the sale of CCWC	—	29,025
Other	4	(72)
Net cash used	(29,443)	(8,342)

Cash Flows From Financing Activities:
Proceeds from issuance of Common Shares and stock option exercises	2,748	953
Receipt of advances for and contributions in aid of construction	2,049	3,497
Refunds on advances for construction	(2,684)	(2,351)
Repayments of long-term debt	(234)	(22,279)
Proceeds from issuance of long-term debt, net of issuance costs	1,266	61,914
Net change in notes payable to banks	(2,000)	(48,900)
Dividends paid	(10,559)	(10,074)
Other — net	(480)	(292)
Net cash used	(9,894)	(17,532)
Net increase in cash and cash equivalents	24,600	7,065
Cash and cash equivalents, beginning of period	1,315	4,197
Cash and cash equivalents of continuing operations	$25,915	$11,262

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN STATE WATER COMPANY

BALANCE SHEETS

ASSETS

(Unaudited)

(in thousands)	June 30, 2012	December 31, 2011
Utility Plant
Utility plant, at cost	$1,324,583	$1,302,589
Less - Accumulated depreciation	(429,300)	(410,644)
Net utility plant	895,283	891,945

Other Property and Investments	11,300	9,626

Current Assets
Cash and cash equivalents	6,799	—
Accounts receivable-customers (less allowance for doubtful accounts of $762 in 2012 and $715 in 2011)	22,212	20,399
Unbilled revenue	25,955	16,188
Inter-company receivable	1,137	785
Other accounts receivable (less allowance for doubtful accounts of $290 in 2012 and 2011)	6,479	7,755
Income taxes receivable from Parent	6,315	19,914
Materials and supplies, at average cost	2,105	1,926
Regulatory assets — current	31,814	36,362
Prepayments and other current assets	5,474	3,710
Deferred income taxes — current	8,898	8,497
Total current assets	117,188	115,536

Regulatory and Other Assets
Regulatory assets	143,867	143,595
Other accounts receivable	2,039	1,838
Other	10,605	10,843
Total regulatory and other assets	156,511	156,276

Total Assets	$1,180,282	$1,173,383

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY

BALANCE SHEETS

CAPITALIZATION AND LIABILITIES

(Unaudited)

(in thousands)	June 30, 2012	December 31, 2011
Capitalization
Common shares, no par value	$229,734	$228,936
Earnings reinvested in the business	164,361	155,870
Total common shareholder’s equity	394,095	384,806
Long-term debt	341,541	340,395
Total capitalization	735,636	725,201

Current Liabilities
Long-term debt — current	177	291
Accounts payable	27,990	31,227
Accrued employee expenses	8,384	7,544
Accrued interest	3,921	3,938
Unrealized loss on purchased power contracts	5,176	7,611
Other	14,565	16,162
Total current liabilities	60,213	66,773

Other Credits
Advances for construction	73,797	75,353
Contributions in aid of construction — net	100,240	100,037
Deferred income taxes	130,725	128,815
Unamortized investment tax credits	1,929	1,972
Accrued pension and other postretirement benefits	70,811	68,353
Other	6,931	6,879
Total other credits	384,433	381,409

Commitments and Contingencies (Note 8)	—	—

Total Capitalization and Liabilities	$1,180,282	$1,173,383

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY

STATEMENTS OF INCOME

FOR THE THREE MONTHS

ENDED JUNE 30, 2012 AND 2011

(Unaudited)

	Three Months Ended June 30,
(in thousands)	2012	2011
Operating Revenues
Water	$80,886	$80,151
Electric	8,373	7,710
Total operating revenues	89,259	87,861

Operating Expenses
Water purchased	13,831	12,924
Power purchased for pumping	2,019	2,165
Groundwater production assessment	3,982	3,886
Power purchased for resale	2,680	2,854
Supply cost balancing accounts	4,163	4,245
Other operating expenses	6,202	5,842
Administrative and general expenses	15,399	14,922
Depreciation and amortization	10,122	9,321
Maintenance	3,357	4,006
Property and other taxes	3,354	3,113
Net gain on sale of property	—	(128)
Total operating expenses	65,109	63,150

Operating Income	24,150	24,711

Other Income and Expenses
Interest expense	(5,680)	(6,685)
Interest income	469	155
Other	(14)	(477)
Total other income and expenses	(5,225)	(7,007)

Income from operations before income tax expense	18,925	17,704

Income tax expense	7,567	7,699

Net Income	$11,358	$10,005

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY

STATEMENTS OF INCOME

FOR THE SIX MONTHS

ENDED JUNE 30, 2012 AND 2011

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2012	2011
Operating Revenues
Water	$146,843	$144,477
Electric	19,186	18,434
Total operating revenues	166,029	162,911

Operating Expenses
Water purchased	23,383	21,585
Power purchased for pumping	3,575	3,701
Groundwater production assessment	7,305	6,512
Power purchased for resale	5,871	6,729
Supply cost balancing accounts	7,600	9,324
Other operating expenses	12,851	11,556
Administrative and general expenses	28,851	29,784
Depreciation and amortization	20,342	18,837
Maintenance	6,297	6,990
Property and other taxes	7,097	6,272
Net gain on sale of property	—	(128)
Total operating expenses	123,172	121,162

Operating Income	42,857	41,749

Other Income and Expenses
Interest expense	(11,689)	(12,298)
Interest income	679	290
Other	215	(399)
Total other income and expenses	(10,795)	(12,407)

Income from operations before income tax expense	32,062	29,342

Income tax expense	13,322	12,935

Net Income	$18,740	$16,407

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY

STATEMENTS OF CASH FLOW

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2012	2011
Cash Flows From Operating Activities:
Net income	$18,740	$16,407
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,342	18,837
Gain on sale of property	—	(128)
Provision for doubtful accounts	925	498
Deferred income taxes and investment tax credits	2,351	(65)
Stock-based compensation expense	961	853
Other — net	(323)	704
Changes in assets and liabilities:
Accounts receivable — customers	(2,738)	(6,318)
Unbilled revenue	(9,767)	(3,484)
Other accounts receivable	1,075	673
Materials and supplies	(179)	(102)
Prepayments and other current assets	(1,764)	860
Regulatory assets — supply cost balancing accounts	7,600	9,324
Other assets (including other regulatory assets)	(8,383)	(12,127)
Accounts payable	(25)	10,316
Inter-company receivable/payable	(352)	(840)
Income taxes receivable/payable from/to Parent	13,599	(4,115)
Accrued pension and other postretirement benefits	4,379	1,745
Other liabilities	(722)	24
Net cash provided	45,719	33,062

Cash Flows From Investing Activities:
Construction expenditures	(28,728)	(36,715)
Proceeds from sale of property	—	144
Net cash used	(28,728)	(36,571)

Cash Flows From Financing Activities:
Receipt of advances for and contributions in aid of construction	2,049	3,497
Refunds on advances for construction	(2,684)	(2,351)
Proceeds from the issuance of long-term debt, net of issuance costs	1,266	61,914
Repayments of long-term debt	(234)	(22,279)
Net change in inter-company borrowings	—	(26,000)
Dividends paid	(10,200)	(10,000)
Other — net	(389)	(237)
Net cash (used) provided	(10,192)	4,544

Net increase in cash and cash equivalents	6,799	1,035
Cash and cash equivalents, beginning of period	—	1,541
Cash and cash equivalents, end of period	$6,799	$2,576

The accompanying notes are an integral part of these financial statements

AMERICAN STATES WATER COMPANY AND SUBSIDIARIES

AND

GOLDEN STATE WATER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Summary of Significant Accounting Policies:

Nature of Operations: American States Water Company (“AWR”) is the parent company of Golden State Water Company (“GSWC”) and American States Utility Services, Inc. (“ASUS”) (and its subsidiaries, Fort Bliss Water Services Company (“FBWS”), Terrapin Utility Services, Inc. (“TUS”), Old Dominion Utility Services, Inc. (“ODUS”), Palmetto State Utility Services, Inc. (“PSUS”) and Old North Utility Services, Inc. (“ONUS”)).  The subsidiaries of ASUS may be collectively referred to herein as the “Military Utility Privatization Subsidiaries.” AWR was also the parent company of Chaparral City Water Company (“CCWC”) until the sale of CCWC on May 31, 2011.

GSWC is a public utility engaged principally in the purchase, production, distribution and sale of water in California serving approximately 255,000 customers. GSWC also distributes electricity in several San Bernardino Mountain communities in California serving approximately 23,000 customers. The California Public Utilities Commission (“CPUC”) regulates GSWC’s water and electric businesses, including properties, rates, services, facilities and other matters, and transactions by GSWC with its affiliates.  AWR’s assets and operating income are primarily those of GSWC.

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

GSWC’s Related Party Transactions: GSWC and ASUS provide and receive various services to and from their parent, AWR.  Any transactions between GSWC and AWR or ASUS are governed by the CPUC’s affiliate transaction rules.  In addition, AWR has a $100.0 million syndicated credit facility. AWR borrows under this facility and provides funds to its subsidiaries, including GSWC, in support of their operations. Any amounts owed to AWR for borrowings under this facility are included in inter-company payables on GSWC’s balance sheet. The interest rate charged to GSWC and other affiliates is sufficient to cover AWR’s interest cost under the credit facility. GSWC also allocates certain corporate office administrative and general costs to its affiliate, ASUS, using allocation factors mandated by the CPUC.  Through May 31, 2011, GSWC also allocated costs to CCWC.

Sales and Use Taxes:  GSWC bills certain sales and use taxes levied by state or local governments to its customers. Included in these sales and use taxes are franchise fees, which GSWC pays to various municipalities (based on ordinances adopted by these municipalities) in order to use public right of way for utility purposes. GSWC bills these franchise fees to its customers based on a CPUC-authorized rate. These franchise fees, which are required to be paid regardless of GSWC’s ability to collect from the customer, are accounted for on a gross basis. GSWC’s franchise fees billed to customers and recorded as operating revenue were approximately $850,000 and $764,000 for the three months ended June 30, 2012 and 2011, respectively, and $1,634,000 and $1,464,000 for the six months ended June 30, 2012 and 2011, respectively. When GSWC acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis.

Depending on the state in which the operations are conducted, ASUS and its subsidiaries are also subject to certain state non-income tax assessments generally computed on a “gross receipts” or “gross revenues” basis.  These non-income tax assessments are required to be paid regardless of whether the subsidiary is reimbursed by the U.S. government for these assessments under its 50-year contracts with the U.S. government.  The non-income tax assessments are accounted for on a gross basis and totaled $186,000 and $171,000 during the three months ended June 30, 2012 and 2011, respectively, and $341,000 and $365,000 for the six months ended June 30, 2012 and 2011, respectively.

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

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on Registrant’s consolidated financial statements upon adoption.

Note 2 — Regulatory Matters:

In accordance with accounting principles for rate-regulated enterprises, Registrant records regulatory assets, which represent probable future recovery of costs from customers through the ratemaking process, and regulatory liabilities, which represent probable future refunds that are to be credited to customers through the ratemaking process. At June 30, 2012, Registrant had approximately $81.2 million of regulatory assets, net of regulatory liabilities not accruing carrying costs. Of this amount, $53.0 million relates to the underfunded positions of the pension and other post-retirement obligations, $16.1 million relates to deferred income taxes representing accelerated tax benefits flowed through to customers, which will be included in rates concurrently with recognition of the associated future tax expense, and $5.2 million relates to a memorandum account authorized by the CPUC to track unrealized gains and losses on GSWC’s purchase power contract over the life of the contract. The remainder relates to other items that do not provide for or incur carrying costs. Regulatory assets, less regulatory liabilities, included in the consolidated balance sheets are as follows:

(dollars in thousands)	June 30, 2012	December 31, 2011
GSWC
Electric supply cost balancing account	$6,472	$8,347
Water Revenue Adjustment Mechanism, net of Modified Cost Balancing Account	38,273	39,112
Base Revenue Requirement Adjustment Mechanism	5,410	4,053
Costs deferred for future recovery on Aerojet case	16,673	17,173
Pensions and other post-retirement obligations	56,142	56,960
Derivative unrealized loss (Note 4)	5,176	7,611
Flow-through taxes, net (Note 6)	16,147	17,032
Electric transmission line abandonment costs	2,315	2,428
Asset retirement obligations	2,890	2,793
Low income rate assistance balancing accounts	7,728	6,194
General rate case memorandum accounts	9,290	12,922
Santa Maria adjudication memorandum accounts	3,645	3,662
Bay Point balancing accounts	5,475	5,752
Other regulatory assets, net	9,878	8,409
Various refunds to customers	(9,833)	(12,491)
Total	$175,681	$179,957

Regulatory matters are discussed in detail in the consolidated financial statements and the notes thereto included in the Form 10-K for the year ended December 31, 2011 filed with the SEC.  The discussion below focuses on significant matters and changes since December 31, 2011.

Alternative-Revenue Programs:

GSWC records the difference between what it bills its water customers and that which is authorized by the CPUC using the Water Revenue Adjustment Mechanism (“WRAM”). GSWC also records the difference between adopted and actual expense levels for purchased water, purchased power and pump taxes, as established by the CPUC, using the Modified Cost Balancing Account (“MCBA”) accounts. GSWC has implemented surcharges to recover its WRAM balances, net of the MCBA.  For the three months ended June 30, 2012 and 2011, surcharges of $4.2 million and $4.0 million, respectively, were billed to customers to decrease previously incurred under-collections in the WRAM, net of MCBA accounts, and approximately $7.6 million and $5.6 million, for the six months ended June 30, 2012 and 2011, respectively.  As of June 30, 2012, GSWC has a net aggregated regulatory asset of $38.3 million which is comprised of a $61.1 million under-collection in the WRAM accounts and $22.8 million over-collection in the MCBA accounts.

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

In June 2012, the CPUC approved surcharges for recovery of the 2011 Base Revenue Requirement Adjustment Mechanism (“BRRAM”) balance. The CPUC approved a 36-month surcharge, with the amounts collected through December 2013 to be applied to the 2011 BRRAM under-collection.  Surcharges collected during the remainder of the 36-month period would be for recovery of a $1.6 million increase in the BVES revenue requirement representing the difference between the allocated general office costs authorized by the CPUC in its November 2010 decision on the Region II, Region III and general office rate case, and what is currently in BVES’ rates for allocated general office costs.  As authorized by the CPUC, the $1.6 million was included in the BRRAM for recovery through the surcharge; however, these costs are not considered an alternative revenue program.

Other Regulatory Matters:

Cost of Capital Proceeding for Water Regions

In July 2012, the CPUC issued a final decision on GSWC’s cost of capital proceeding filed in May 2011. The decision approves the settlement agreement entered into between GSWC, along with three other California water utilities, and the Division of Ratepayer Advocates (“DRA”) in November 2011.  The approved settlement authorizes a Return on Equity (“ROE”) of 9.99% and a rate-making capital structure for GSWC of 55% equity and 45% debt. The weighted cost of capital (return on rate base), with an updated embedded debt cost and the settlement ROE, is 8.64%. The new rate of return authorized by the CPUC’s final decision will be implemented into water rates retroactive to January 1, 2012. Among other things, the final decision requires GSWC to refund to customers approximately $408,000, representing the settled amount included in the interest rate balancing account.  GSWC had estimated $789,000 would be refunded to customers, which had been recorded in the interest rate balancing account.  As a result of the CPUC’s decision, GSWC recorded a reduction in interest expense of $381,000 in the second quarter of 2012 and discontinued the interest rate balancing account.  GSWC will refund the $408,000 to customers through a one-time surcredit.

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

In December 2010, DRA filed a motion for rehearing on this matter, contending that the CPUC erred in assigning a portion of the La Serena plant improvement costs to GSWC utility customers and requested that all of the capital costs related to the La Serena plant improvement project be disallowed. In July 2011, the CPUC granted DRA’s request for rehearing.  The rehearing will also address deferred rate case costs and the methodology for allocation of general office costs to GSWC’s affiliate, ASUS. Hearings on these matters are expected in the third or fourth quarter of 2012. In addition to granting a rehearing, the CPUC also directed the Division of Water and Audits to undertake an audit of the La Serena project costs and to provide a confidential report to the CPUC with recommendations on whether an investigation should be conducted to determine whether any laws were broken related to the La Serena project. At this time, management cannot predict the outcome of the rehearing, DWA’s recommendations, or determine the estimated loss or range of loss, if any.

Changes in Tax Law

The Small Business Jobs Act of 2010 and the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 (“Tax Relief Acts”) extended 50% bonus depreciation for qualifying property through 2012 and created 100% bonus depreciation for qualifying property placed in service between September 9, 2010 and December 31, 2011.

In June 2011, the CPUC adopted a resolution that requires water utilities to file advice letters implementing a one-way memorandum account to track the revenue effects associated with the Tax Relief Acts. This may result in a reduction in revenue requirements in future rate case proceedings. The effective date of the memorandum account established by the resolution was April 14, 2011.  More specifically, the memorandum account established by the resolution tracks on a CPUC-jurisdictional, revenue-requirement basis: (a) decreases in each impacted utility’s revenue requirement resulting from increases in its deferred tax reserve; and (b) other direct changes in the revenue requirement resulting from taking advantage of the Tax Relief Acts. This resolution also authorizes impacted utilities to use savings from this new tax law to invest in certain additional, needed utility infrastructure, not otherwise funded in rates, within a time frame shorter than would be practicable through the formal application or advice letter processes. The establishment of a memorandum account does not change rates, nor guarantee that rates will be changed in the future. This mechanism simply allows the CPUC to determine at a future date whether rates should be changed. GSWC has evaluated the potential impact of this resolution and does not expect it to have a material impact on its consolidated financial statements in 2012.

Renewables Portfolio Standard

GSWC’s BVES division has been regularly filing compliance reports with the CPUC regarding its purchases of energy from renewable energy resources (“RPS”).  Previous filings under prior RPS laws had indicated that BVES had not achieved annual target purchase levels of renewable energy resources and thus, on its face, might be subject to a potential penalty.  However, a new RPS law went into effect in December 2011 which modified, among other things, the prior RPS requirement based upon annual procurement targets to multi-year procurement targets.  Under the new RPS law, BVES must procure sufficient RPS-eligible resources to meet (i) any RPS procurement requirement deficit for any year prior to 2011, and (ii) RPS procurement requirements for the 2011 — 2013 compliance period by no later than December 31, 2013.  BVES’ first RPS report under the new law was submitted to the CPUC on March 1, 2012 and it did not reflect any RPS procurement deficiencies nor any potential or actual penalties.  Accordingly, no provision for loss has been recorded in the financial statements as of June 30, 2012.

In September 2009, GSWC negotiated a ten-year contract with the Los Angeles County Sanitation District (“LACSD”) to purchase renewable energy created from landfill gas. In February 2011, LACSD notified GSWC that it intended to shut down the landfill gas generator. In August 2011, GSWC and LACSD negotiated a settlement to resolve a dispute between the parties regarding certain terms of the contract.  Under the terms of the settlement, GSWC agreed to waive its right to a 14 month termination notice and LACSD agreed to sell renewable energy credits (“RECs”) to GSWC. In November 2011, GSWC filed for approval with the CPUC for the purchase of these RECs.  In July 2012, the CPUC approved the purchase of these RECs, which BVES intends to apply towards either its pre-2011 renewable energy requirements or its 2011-2013 requirements. The REC’s will be purchased for approximately $325,000 during the third quarter of 2012 and will be recorded as a cost of purchased power and included in the electric supply cost balancing account.

In June 2011, GSWC’s BVES filed an application with the CPUC to recover $1.2 million in legal and outside service costs incurred during the period September 1, 2007 through March 31, 2011 in connection with seeking to procure renewable energy resources.  In March 2012, the CPUC approved the application.  Accordingly, a regulatory asset of $1.3 million, including accrued interest, was recorded in March 2012.  A 12- month surcharge was implemented in May 2012 for recovery of these costs.

CPUC Subpoena

On June 27, 2011 GSWC executed a settlement agreement with the Division of Water and Audits (“DWA”) to resolve an investigation of certain work orders and charges paid to a specific contractor used previously by GSWC for numerous construction projects over a period of 14 years.  On December 15, 2011, the CPUC approved the settlement agreement.  The settlement provides for refunds to customers totaling $9.5 million to be made over a period of 12-36 months, as well as a reduction in rate-base and other rate adjustments totaling $3.0 million.  As a result of the settlement, management does not expect future increases in the reserve related to this specific contractor.  Refunds totaling $1.0 million and $1.2 million were made to customers during the three and six months ended June 30, 2012, respectively.

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

Note 3 — Earnings per Share/Capital Stock:

In accordance with the accounting guidance for participating securities and earnings per share (“EPS”), AWR uses the “two-class” method of computing EPS. The “two-class” method is an earnings allocation formula that determines EPS for each class of common stock and participating security. AWR has participating securities related to stock options and restricted stock units that earn dividend equivalents on an equal basis with AWR’s Common Shares (the “Common Shares”) that have been issued under AWR’s 2000 Stock Incentive Plan and 2008 Stock Incentive Plan (the “2000 and 2008 Employee Plans”) and the 2003 Non-Employee Directors Plan (the “2003 Directors Plan”). In applying the “two-class” method, undistributed earnings are allocated to both common shares and participating securities.

The following is a reconciliation of AWR’s net income and weighted average Common Shares outstanding for calculating basic net income per share:

	Basic	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	(in thousands, except per share amounts)	2012	2011	2012	2011
	Net income from continuing operations	$15,078	$12,728	$25,193	$19,683
	Net income from discontinued operations	—	3,234	—	3,868
	Total net income	15,078	15,962	25,193	23,551
Less: (a)	Distributed earnings to common shareholders	5,287	5,227	10,560	10,075
	Distributed earnings to participating securities	38	36	68	64
	Undistributed earnings	9,753	10,699	14,565	13,412

	(b) Undistributed earnings allocated to common shareholders	9,683	10,625	14,472	13,327
	Undistributed earnings allocated to participating securities	70	74	93	85

	Total income available to common shareholders, basic (a)+(b)	$14,970	$15,852	$25,032	$23,402

	Weighted average Common Shares outstanding, basic	18,882	18,668	18,857	18,658

	Basic earnings per Common Share:
	Income from continuing operations	$0.79	$0.68	$1.33	$1.05
	Income from discontinued operations	—	0.17	—	0.20
	Net Income	$0.79	$0.85	$1.33	$1.25

Diluted EPS is based upon the weighted average number of Common Shares, including both outstanding shares and shares potentially issuable in connection with stock options granted under Registrant’s 2000 and 2008 Employee Plans, and the 2003 Directors Plan, and net income. At June 30, 2012 and 2011, there were 519,273 and 708,345 options outstanding, respectively, under these Plans. At June 30, 2012 and 2011, there were also 147,109 and 135,611 restricted stock units outstanding, respectively.

The following is a reconciliation of AWR’s net income and weighted average Common Shares outstanding for calculating diluted net income per share:

Diluted	For The Three Months Ended June 30,		For The Six Months Ended June 30,
(in thousands, except per share amounts)	2012	2011	2012	2011
Common shareholders earnings, basic	$14,970	$15,852	$25,032	$23,402
Undistributed earnings for dilutive stock options	—	74	93	85
Total common shareholders earnings, diluted	$14,970	$15,926	$25,125	$23,487

Weighted average common shares outstanding, basic	18,882	18,668	18,857	18,658
Stock-based compensation (1)	63	70	131	139
Weighted average common shares outstanding, diluted	18,945	18,738	18,988	18,797

Diluted earnings per Common Share:
Income from continuing operations	$0.79	$0.68	$1.32	$1.05
Income from discontinued operations	—	0.17	—	0.20
Net Income	$0.79	$0.85	$1.32	$1.25

(1)     In applying the treasury stock method of reflecting the dilutive effect of outstanding stock-based compensation in the calculation of diluted EPS, 410,760 and 465,824 stock options at June 30, 2012 and 2011, respectively, were deemed to be outstanding in accordance with accounting guidance on earnings per share.  All of the 147,109 and 135,611 restricted stock units at June 30, 2012 and 2011, respectively, were included in the calculation of diluted EPS for the six months ended June 30, 2012 and 2011.

Stock options of 108,013 and 241,921 were outstanding at June 30, 2012 and 2011, respectively, but not included in the computation of diluted EPS because the related option exercise price was greater than the average market price of AWR’s Common Shares for the six months ended June 30, 2012 and 2011.  Stock options of 500 and 600 were outstanding at June 30, 2012 and 2011, respectively, but not included in the computation of diluted EPS because they were anti-dilutive.

During the six months ended June 30, 2012 and 2011, AWR issued 131,581 and 49,456 Common Shares, for approximately $2,748,000 and $953,000, respectively, under AWR’s Common Share Purchase and Dividend Reinvestment Plan, the 401(k) Plan, the 2000 and 2008 Employee Plans, and the 2003 Directors Plan. In addition, Registrant purchased 408,962 and 159,383 Common Shares on the open market during the six months ended June 30, 2012 and 2011, respectively, under Registrant’s 401(k) Plan and the Common Share Purchase and Dividend Reinvestment Plan. The Common Shares purchased by Registrant were used to satisfy the requirements of these plans.

During the three months ended June 30, 2012 and 2011, AWR paid quarterly dividends of approximately $5.3 million, or $0.28 per share, and $5.2 million, or $0.28 per share, respectively.  During the six months ended June 30, 2012 and 2011, AWR paid quarterly dividends to shareholders of approximately $10.6 million, or $0.56 per share, and $10.1 million, or $0.54 per share.

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

As of June 30, 2012 there was a $5.2 million cumulative unrealized loss which has been included in the memorandum account.

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

The following table presents changes in the fair value of the derivative for the three and six months ended June 30, 2012 and 2011.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands)	2012	2011	2012	2011
Balance, at beginning of the period	$(7,506)	$(6,874)	$(7,611)	$(6,850)
Unrealized gain (loss) on purchased power contracts	2,330	(601)	2,435	(625)
Balance, at end of the period	$(5,176)	$(7,475)	$(5,176)	$(7,475)

Note 5 — Fair Value of Financial Instruments:

For cash and cash equivalents, accounts receivable, accounts payable and short-term debt, the carrying amount is assumed to approximate fair value due to the short-term nature of the amounts. The table below estimates the fair value of long-term debt held by GSWC. Rates available to GSWC at June 30, 2012 and December 31, 2011 for debt with similar terms and remaining maturities were used to estimate fair value for long-term debt. The interest rates used for the June 30, 2012 valuation increased as compared to December, 31, 2011, reducing the fair value of long-term debt as of June 30, 2012. Changes in the assumptions will produce differing results.

	June 30, 2012		December 31, 2011
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt—GSWC	$341,718	$421,093	$340,686	$437,275

As previously discussed in Note 4, the accounting guidance for fair value measurements establishes a framework for measuring fair value and requires fair value measurements to be classified and disclosed in one of three levels. The following tables set forth by level, within the fair value hierarchy, GSWC’s long-term debt measured at fair value as of June 30, 2012:

(dollars in thousands)	Level 1	Level 2	Level 3	Total
Long-term debt—GSWC	$262,742	$158,351	—	$421,093

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

Changes in Tax Law

The Tax Relief Acts extended bonus depreciation for qualifying property through 2012.  As a result, Registrant’s current tax expense for 2011 and 2012 reflects benefits from the Tax Relief Acts. Although these law changes reduce AWR’s current taxes payable, they do not reduce its total income tax expense or ETR.

Note 7 — Employee Benefit Plans:

The components of net periodic benefit costs, before allocation to the overhead pool, for Registrant’s pension plan, postretirement plan, and Supplemental Executive Retirement Plan (“SERP”) for the three and six months ended June 30, 2012 and 2011 are as follows:

	For The Three Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2012	2011	2012	2011	2012	2011
Components of Net Periodic Benefits Cost:
Service cost	$1,618	$1,429	$112	$107	$183	$150
Interest cost	1,653	1,639	136	153	122	116
Expected return on plan assets	(1,635)	(1,588)	(90)	(74)	—	—
Amortization of transition	—	—	105	105	—	—
Amortization of prior service cost (benefit)	29	30	(50)	(50)	40	40
Amortization of actuarial loss	740	322	—	—	77	34
Net periodic pension cost under accounting standards	2,405	1,832	213	241	422	340
Regulatory adjustment — deferred (1)	(632)	(161)	—	—	—	—
Total expense recognized, before allocation to overhead pool	$1,773	$1,671	$213	$241	$422	$340

	For The Six Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2012	2011	2012	2011	2012	2011
Components of Net Periodic Benefits Cost:
Service cost	$3,337	$2,812	$224	$214	$366	$300
Interest cost	3,329	3,262	272	306	244	232
Expected return on plan assets	(3,271)	(3,174)	(180)	(147)	—	—
Amortization of transition	—	—	210	210	—	—
Amortization of prior service cost (benefit)	59	59	(100)	(100)	80	81
Amortization of actuarial loss	1,518	621	—	—	154	67
Net periodic pension cost under accounting standards	4,972	3,580	426	483	844	680
Regulatory adjustment — deferred (1)	(1,198)	(253)	—	—	—	—
Total expense recognized, before allocation to overhead pool	$3,774	$3,327	$426	$483	$844	$680

(1)         Regulatory Adjustment - In November 2010, the CPUC authorized GSWC to establish a two-way balancing account, effective January 1, 2010, for all of its water regions and the general office to track differences between the forecasted annual pension expenses adopted in rates for 2010, 2011 and 2012 and the actual annual expense to be recorded by GSWC in accordance with the accounting guidance for pension costs.  As of June 30, 2012, GSWC has included a $3.1 million under-collection in the two-way pension balancing account recorded as a regulatory asset (Note 2).

Registrant expects to contribute approximately $6.1 million and $500,000 to the pension and postretirement medical plans in 2012, respectively.  A contribution of $1.8 million was made to the pension plan during the three and six months ended June 30, 2012.

Note 8 — Contingencies:

Water Quality-Related Litigation:

Perchlorate and/or Volatile Organic Compounds (“VOC”) have been detected in certain wells servicing GSWC’s South San Gabriel System. GSWC filed suit in federal court, along with two other affected water purveyors and the San Gabriel Basin Water Quality Authority, together known as the “Water Entities”, against some of those allegedly responsible for the contamination of two of GSWC’s wells and those of the other affected water purveyors. In response to the filing of the lawsuit, the Potentially Responsible Party (“PRP”) defendants filed motions to dismiss the suit or strike certain portions of the suit. The judge issued a ruling on April 1, 2003 granting in part and denying in part the PRP’s motions. A key ruling of the court was that the water purveyors, including GSWC, by virtue of their ownership of wells contaminated with hazardous chemicals are themselves PRPs under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). GSWC has amended its suit to claim certain affirmative defenses as an “innocent” party under CERCLA. GSWC is presently unable to estimate a range of loss, if any, in the event that GSWC is deemed to be a PRP, or on GSWC’s ability to fully recover from the PRPs, past and future costs associated with the treatment of these wells.  On August 29, 2003, the US Environmental Protection Agency (“EPA”) issued Unilateral Administrative Orders (“UAO”) against 41 parties deemed responsible for polluting the groundwater in portions of the San Gabriel Valley from which those impacted GSWC wells draw water. GSWC was not named as a party to the UAO. The UAO requires these parties to remediate the contamination.

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

On March 28, 2011, the Court lifted the stay and the matter has proceeded in litigation. The EPA filed a separate complaint against the remaining PRPs and this matter was consolidated with those filed by the Water Entities.  Since October 17, 2011 several 30-day stays were granted to continue settlement discussions.  During these 30-day stays, EPA and the Water Entities have successfully reached settlements with most of the remaining PRPs.  On January 15, 2012, the stay was lifted and the case entered the discovery phase as settlement negotiations with the remaining few PRPs continued.  Registrant believes it will reach settlements with all the PRPs.  However, Registrant is presently unable to predict the ultimate outcome of this matter.

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

The City of Claremont (“Claremont”) located in GSWC’s Region III, has expressed various concerns to GSWC about rates charged by GSWC and the effectiveness of the CPUC’s rate-setting procedures. On January 5, 2012, the Claremont City council members directed staff to pursue analysis required for potential acquisition of the water system and allocated funds from its general reserve for such analysis. On June 27, 2012, Claremont notified GSWC of its intent to appraise the value of GSWC’s water system serving Claremont.  GSWC serves approximately 11,000 customers in Claremont.

The Town of Apple Valley (the “Town”) had abandoned its activities related to a potential condemnation of GSWC’s water system serving the Town in 2007. However, in January 2011, the Town Council directed staff to update the previously prepared financial feasibility study for the acquisition of GSWC’s water systems. The Town also created a Blue Ribbon Water Commission (“BRWC”) to provide recommendations on the items pending before the CPUC associated with the water companies (including GSWC) serving the Town.  The BRWC recommended against acquisition at this time based on current economic conditions. The Town has not yet made a decision based on the recommendation.  GSWC’s Apple Valley water systems serve approximately 2,900 customers.

In April 2011, an organization called Ojai FLOW (Friends of Locally Owned Water) started a local campaign for the Casitas Municipal Water District to purchase GSWC’s Ojai water system.  The Ojai City Council passed a resolution supporting the efforts of Ojai FLOW at their regular meeting on April 26, 2011.  In May 2011, Ojai FLOW submitted a petition with over 1,800 signatures to the Casitas Municipal Water District supporting the recommended acquisition of GSWC’s Ojai water system.  On July 25, 2012, the Casitas Municipal Water District hired a financial consultant to provide consulting services to the District for the establishment of a Community Facilities District (“CFD”) and the issuance of bonds within the CFD to provide funding for the potential acquisition of GSWC’s Ojai system.  GSWC serves approximately 3,000 customers in Ojai.

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

On February 11, 2008, the court issued its final judgment, which approved and incorporated the stipulation.  The judgment awarded GSWC prescriptive rights to groundwater against the non-stipulating parties.  In addition, the judgment granted GSWC the right to use the Basin for temporary storage and to recapture 45 percent of the return flows that are generated from its importation of State Water Project water.  Pursuant to this judgment, the court retained jurisdiction over all of the parties to make supplemental orders or to amend the judgment as necessary.  On March 20, 2008, the non-stipulating parties filed notices of appeal.  In August 2010, the appellants filed their opening briefs.  Registrant is unable to predict the outcome of the appeal.

Environmental Clean-Up and Remediation:

Chadron Plant: GSWC has been involved in environmental remediation and clean-up at a plant site (“Chadron Plant”) that contained an underground storage tank which was used to store gasoline for its vehicles. This tank was removed in July 1990 along with the dispenser and ancillary piping. Since then, GSWC has been involved in various remediation activities at this site.  Recent site assessments have been conducted which showed that there was more gasoline at higher concentrations spread over a larger area than previously measured. Remediation is estimated to take two more years, followed by at least one year of monitoring and reporting.  As of June 30, 2012, the total spent to clean-up and remediate GSWC’s plant facility was approximately $3.5 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund. Amounts paid by GSWC have been included in rate-base and approved by the CPUC for recovery.

As of June 30, 2012, GSWC has an accrued liability for the estimated additional cost of $1.2 million to complete the clean-up at the site. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management also believes it is probable that the estimated additional costs will be approved in rate base by the CPUC and has recorded a corresponding regulatory asset.

Other Litigation:

Registrant is also subject to other ordinary routine litigation incidental to its business. Management believes that rate recovery, proper insurance coverage and reserves are in place to insure against property, professional and general liability and workers’ compensation claims incurred in the ordinary course of business. Registrant is unable to predict an estimate of the loss, if any, resulting from any pending suits or administrative proceedings.

Note 9 — Discontinued Operations:

On May 31, 2011, AWR sold CCWC to EPCOR Water (USA) Inc. for a total purchase price of $35.2 million, including the assumption of approximately $5.6 million of long-term debt. AWR received approximately $29.6 million in cash, which was used primarily to pay down short-term borrowings.  The completion of the sale generated a gain (net of taxes and transaction costs) of approximately $2.2 million during 2011.  A summary of discontinued operations presented in the consolidated statements of income for the three and six months ended June 30, 2011 are as follows:

(dollars in thousands)	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Operating revenues	$1,571	$3,492
Operating expenses	(131)	660
Operating income	1,702	2,832
Interest expense, net	(59)	(142)
Income before income taxes	1,643	2,690
Income tax expense	670	1,078
Income from the operations, net of tax	973	1,612

Gain on sale of business, net of tax	2,454	2,454
Transaction costs, net of tax	(193)	(198)
Net gain on sale	2,261	2,256

Income from discontinued operations (1)	$3,234	$3,868

(1)         Corporate overhead costs allocated to CCWC have been excluded from discontinued operations and have been included in other operating expenses and administrative and general expenses as part of continuing operations as they continue to be incurred, primarily at GSWC.

Note 10 — Business Segments

AWR has three reportable segments, water, electric and contracted services, whereas GSWC has two segments, water and electric. Within the segments, AWR has two continuing principal business units: water and electric service utility operations conducted through GSWC, and one contracted services unit conducted through ASUS and its subsidiaries. All activities of GSWC are geographically located within California.  The operating activities of CCWC have been included in discontinued operations as described in Note 9.  All activities of CCWC were located in the state of Arizona. GSWC is, and CCWC was, a rate-regulated utility.  AWR has no material assets other than its investments in its subsidiaries on a stand-alone basis.

Activities of ASUS and its subsidiaries are conducted in California, Maryland, southeast New Mexico, North Carolina, South Carolina, Texas, and Virginia.  Each of ASUS’s wholly owned subsidiaries is regulated by the state in which the subsidiary primarily conducts water and/or wastewater operations.  Fees charged for operation and maintenance, and renewal and replacement services are based upon the terms of the contracts with the U.S. government which have been filed with the commissions in the states in which ASUS’s subsidiaries are incorporated.

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

	As Of And For The Three Months Ended June 30, 2012
	GSWC		ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric	Contracts	Parent	AWR
Operating revenues	$80,886	$8,373	$25,052	$—	$114,311
Operating income (loss)	22,666	1,484	5,989	(14)	30,125
Interest expense, net	4,815	396	40	(26)	5,225
Identifiable assets	855,742	39,541	4,726	—	900,009
Depreciation and amortization expense	9,525	597	285	—	10,407
Capital additions	13,544	705	231	—	14,480

	As Of And For The Three Months Ended June 30, 2011
	GSWC		CCWC	ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric	Water	Contracts	Parent	AWR
Operating revenues	$80,151	$7,710	$—	$21,968	$—	$109,829
Operating income (loss) (1)	23,470	1,241	(106)	4,537	(3)	29,139
Interest expense, net	6,091	439	—	141	37	6,708
Identifiable assets	841,318	37,939	—	3,736	—	882,993
Depreciation and amortization expense	8,874	447	—	217	—	9,538
Income from discontinued operations, net of tax (2)	—	—	973	—	2,261	3,234
Capital additions	18,873	1,020	—	102	—	19,995

	As Of And For The Six Months Ended June 30, 2012
	GSWC		ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric	Contracts	Parent	AWR
Operating revenues	$146,843	$19,186	$54,930	$—	$220,959
Operating income (loss)	37,517	5,340	10,730	(95)	53,492
Interest expense, net	10,221	789	94	(24)	11,080
Identifiable assets	855,742	39,541	4,726	—	900,009
Depreciation and amortization expense	19,122	1,220	555	—	20,897
Capital additions	27,484	1,244	719	—	29,447

	As Of And For The Six Months Ended June 30, 2011
	GSWC		CCWC	ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric	Water	Contracts	Parent	AWR
Operating revenues	$144,477	$18,434	$—	$41,225	$—	$204,136
Operating income (loss) (1)	38,568	3,181	(356)	5,795	(54)	47,134
Interest expense, net	11,192	816	—	225	82	12,315
Identifiable assets	841,318	37,939	—	3,736	—	882,993
Depreciation and amortization expense	17,830	1,007	—	438	—	19,275
Income from discontinued operations, net of tax (2)	—	—	1,612	—	2,256	3,868
Capital additions	35,086	1,629	—	580	—	37,295

(1)         Operating income (loss) include CCWC’s allocated corporate overhead costs that are now primarily at GSWC.

(2)         In accordance with the accounting guidance relating to assets held for sale, Registrant did not record depreciation expense for CCWC in 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information on AWR’s consolidated operations and assets and where necessary, includes specific references to AWR’s individual segments and/or other subsidiaries: GSWC, ASUS and its subsidiaries, or AWR’s former subsidiary, CCWC.  Included in the following analysis is a discussion of water and electric gross margins.  Water and electric gross margins are computed by taking total revenues, less total supply costs.  Registrant uses these margins and related percentages as important measures in evaluating its operating results.  Registrant believes these measures are useful internal benchmarks in evaluating the performance of GSWC. The discussions and tables included in the following analysis also present Registrant’s operations in terms of earnings per share by business segment.  Registrant believes that the disclosure of earnings per share by business segment provides investors with clarity surrounding the performance of its differing services and information that could be indicative of future performance for each business segment.  Registrant reviews these measurements regularly and compares them to historical periods and to its operating budget as approved. However, these measures, which are not presented in accordance with Generally Accepted Accounting Principles (“GAAP”), may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to operating income or earnings per share, which are determined in accordance with GAAP. A reconciliation of water and electric gross margins to the most directly comparable GAAP measures are included in the table under the section titled “Operating Expenses: Supply Costs.”  Reconciliations to AWR’s diluted earnings per share are included in the discussions under the sections titled “Summary Results by Segment.”

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

Summary of Second Quarter Results by Segment

The table below sets forth the second quarter diluted earnings per share by business segment from continuing operations:

	Diluted Earnings per Share
	3 Months Ended
	6/30/2012	6/30/2011	CHANGE

Water	$0.56	$0.51	$0.05
Electric	0.04	0.03	0.01
Contracted services	0.19	0.14	0.05
Totals from continuing operations, as reported	$0.79	$0.68	$0.11

For the three months ended June 30, 2012, diluted earnings per share from water operations increased $0.05 to $0.56 per share as compared to $0.51 per share for the three months ended June 30, 2011.  Impacting the comparability of the two periods were the following items:

•                  An increase in the water gross margin of approximately $305,000, or $0.01 per share, during the three months ended June 30, 2012 as compared to the same period in 2011 due primarily to CPUC-approved third year rate increases for Regions II and III effective January 1, 2012.  It is also worth noting that 2012 is the last year of a rate case cycle for all of GSWC’s water regions, since rate increases are typically lowest in the final year of a rate case cycle.

•                  An increase in operating expenses (other than supply costs) by approximately $1.0 million, or $0.03 per share, due primarily to increases in: (i) other operation expenses of $306,000 due to higher labor and other employee benefits, and conservation costs, and (ii) depreciation expense of $651,000 resulting from additions to utility plant.

•                   An overall decrease in interest expense (net of interest income) of $1.3 million, or $0.04 per share, due primarily to lower short-term bank borrowings and the recording of a $381,000 reduction in interest expense in connection with the CPUC’s final decision on the water cost of capital proceeding, as further discussed under the Regulatory Matters section. In addition, included in the three months ended June 30, 2011 results were interest charges totaling $553,000 related to the redemption of $22.0 million of GSWC’s 7.65% Medium-Term Notes, which did not recur in 2012.

•                   A decrease in the effective tax rate increased earnings by approximately $0.03 per share during the second quarter of 2012 primarily resulting from changes between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements, and changes in certain permanent items.

For the three months ended June 30, 2012, diluted earnings from electric operations were $0.04 per share as compared to $0.03 per share for the same period of 2011. An increase in the electric gross margin of $492,000, or $0.02 per share, as compared to the same period in 2011, was partially offset by a $249,000, or $0.01 per share increase in operating expenses.

For the three months ended June 30, 2012, diluted earnings from contracted services increased by $0.05 per share as compared to the same period in 2011 due primarily to an increase in construction activities at Fort Bragg in North Carolina. There was a receipt of a contract modification and revisions in cost estimates during the second quarter of 2012 for Fort Bragg, which resulted in additional pretax operating income of $820,000. These increases were partially offset by a $2.9 million increase in pretax operating income recorded during the second quarter of 2011 due to a change in estimated costs related to a pipeline project at Fort Bragg.

The tables below set forth summaries of the second quarter results of continuing operations by business segment (dollars in thousands):

	Operating Revenues				Pretax Operating Income
	3 Months	3 Months			3 Months	3 Months
	Ended	Ended	$	%	Ended	Ended	$	%
	6/30/2012	6/30/2011	CHANGE	CHANGE	6/30/2012	6/30/2011	CHANGE	CHANGE

Water	$80,886	$80,151	$735	0.9%	$22,666	$23,364	$(698)	-3.0%
Electric	8,373	7,710	663	8.6%	1,484	1,241	243	19.6%
Contracted services	25,052	21,968	3,084	14.0%	5,989	4,537	1,452	32.0%
AWR (parent)	—	—	—	—	(14)	(3)	(11)	366.7%
Totals from continuing operations	$114,311	$109,829	$4,482	4.1%	$30,125	$29,139	$986	3.4%

Discontinued Operations:

Net income from discontinued operations for the three months ended June 30, 2011 was $3.2 million, due primarily to the gain on sale of CCWC of $2.3 million, net of taxes and transaction costs, or $0.12 per share.  Excluding the gain on sale, there was also net income of $0.9 million from CCWC’s operations for the two months of operations during the three months ended June 30, 2011.

Summary of Year-to-Date Results by Segment

The table below sets forth the year-to-date diluted earnings per share by business segment from continuing operations, as reported:

	Diluted Earnings per Share
	6 Months Ended
	6/30/2012	6/30/2011	CHANGE

Water	$0.83	$0.80	$0.03
Electric	0.15	0.07	0.08
Contracted services	0.34	0.18	0.16
Totals from continuing operations	$1.32	$1.05	$0.27

For the six months ended June 30, 2012, diluted earnings per share contributed by the water segment were $0.83 per share as compared to $0.80 per share for the same period in 2011.  Once again, it is worth noting that 2012 is the last year of a rate case cycle for all of GSWC’s water regions. The significant items in the water segment between the two periods were:

•                  An increase in the water gross margin of $2.1 million, or $0.07 per share, during the six months ended June 30, 2012 primarily as the result of CPUC-approved third year rate increases for Regions II and III effective January 1, 2012.

•                  An increase in operating expenses (other than supply costs) by approximately $2.8 million, or $0.09 per share, due primarily to increases in: (i) other operation expenses of $1.2 million due in large part to higher labor and other employee benefits, conservation costs and bad debt expense, and (ii) depreciation expense of $1.3 million resulting from additions to utility plant.

•                  An overall decrease in interest expense (net of interest income) of approximately $1.0 million, or $0.03 per share, primarily due to interest costs totaling $553,000 incurred in 2011 related to the redemption of $22.0 million of GSWC’s 7.65% Medium-Term Notes.  In addition, in June 2012 GSWC recorded a reduction in interest expense totaling $381,000 to reflect the CPUC’s final decision on the water cost of capital proceeding, as further discussed under the Regulatory Matters section.

•                  A decrease in the effective income tax rate during the six months ended June 30, 2012 as compared to the same period in 2011, increasing earnings by approximately $0.02 per share primarily resulting from changes between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements, and changes in certain permanent items.

For the six months ended June 30, 2012, diluted earnings from electric operations increased by $0.08 per share as compared to the same period in 2011 due, in large part, to the CPUC’s approval of GSWC’s application to recover $1.2 million in legal and outside services costs incurred from September 2007 through March 2011 in connection with its efforts to procure renewable energy resources. As a result, in March 2012 GSWC recorded a $1.2 million, or $0.04 per share, reduction in legal and outside services costs which had previously been expensed as incurred. Excluding the impact of this item, electric earnings increased by $0.04 per share during the six months ended June 30, 2012 due primarily to an increase in the electric gross margin of $1.1 million, or $0.03 per share, as compared to the same period in 2011, and a decrease in the effective income tax rate increasing earnings by approximately $0.01 per share.

For the six months ended June 30, 2012, diluted earnings from contracted services increased by $0.16 per share as compared to the same period in 2011 due primarily to an increase in construction activities at Fort Bragg in North Carolina. There was significant progress made on a major water and wastewater pipeline replacement project as a result of better than expected weather conditions at Fort Bragg during the first several months of 2012. This project is estimated to be completed in early 2014. There was also a receipt of a contract modification and revisions in cost estimates during the second quarter of 2012 for Fort Bragg, which resulted in additional pretax operating income of $820,000. The increase in construction activities was partially offset by a $2.9 million increase in pretax operating income recorded during the second quarter of 2011 due to a change in estimated costs related to the pipeline project at Fort Bragg.

The tables below set forth summaries of the year-to-date results by business segment of continuing operations (dollars in thousands):

	Operating Revenues				Pretax Operating Income
	6 Months	6 Months			6 Months	6 Months
	Ended	Ended	$	%	Ended	Ended	$	%
	6/30/2012	6/30/2011	CHANGE	CHANGE	6/30/2012	6/30/2011	CHANGE	CHANGE

Water	$146,843	$144,477	$2,366	1.6%	$37,517	$38,212	$(695)	-1.8%
Electric	19,186	18,434	752	4.1%	5,340	3,181	2,159	67.9%
Contracted services	54,930	41,225	13,705	33.2%	10,730	5,795	4,935	85.2%
AWR (parent)	—	—	—	—	(95)	(54)	(41)	75.9%
Totals from continuing operations	$220,959	$204,136	$16,823	8.2%	$53,492	$47,134	$6,358	13.5%

Discontinued Operations:

Net income from discontinued operations for the six months ended June 30, 2011 was $3.9 million, due primarily to the gain on sale of CCWC of $2.3 million, net of taxes and transaction costs, or $0.12 per share.  Excluding the gain on sale, there was also net income of $1.6 million from CCWC’s operations for the first five months of 2011.

The following discussion and analysis provides information on AWR’s consolidated operations and where necessary, includes specific references to AWR’s individual segments and/or other continuing subsidiaries: GSWC and ASUS and its subsidiaries, and the discontinued operations of CCWC.

Consolidated Results of Operations — Three Months Ended June 30, 2012 and 2011 (dollars in thousands, except per share amounts):

	3 Months	3 Months
	Ended	Ended	$	%
	6/30/2012	6/30/2011	CHANGE	CHANGE
OPERATING REVENUES
Water	$80,886	$80,151	$735	0.9%
Electric	8,373	7,710	663	8.6%
Contracted services	25,052	21,968	3,084	14.0%
Total operating revenues	114,311	109,829	4,482	4.1%

OPERATING EXPENSES
Water purchased	13,831	12,924	907	7.0%
Power purchased for pumping	2,019	2,165	(146)	-6.7%
Groundwater production assessment	3,982	3,886	96	2.5%
Power purchased for resale	2,680	2,854	(174)	-6.1%
Supply cost balancing accounts	4,163	4,245	(82)	-1.9%
Other operation expenses	6,851	6,946	(95)	-1.4%
Administrative and general expenses	17,792	17,740	52	0.3%
Depreciation and amortization	10,407	9,538	869	9.1%
Maintenance	3,852	4,623	(771)	-16.7%
Property and other taxes	3,716	3,406	310	9.1%
ASUS construction expenses	14,896	12,491	2,405	19.3%
Net gain on sale of property	(3)	(128)	125	-97.7%
Total operating expenses	84,186	80,690	3,496	4.3%

OPERATING INCOME	30,125	29,139	986	3.4%

OTHER INCOME AND EXPENSES
Interest expense	(5,720)	(6,869)	1,149	-16.7%
Interest income	495	161	334	207.5%
Other	(13)	(289)	276	-95.5%
	(5,238)	(6,997)	1,759	-25.1%

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	24,887	22,142	2,745	12.4%
Income tax expense	9,809	9,414	395	4.2%
INCOME FROM CONTINUING OPERATIONS	15,078	12,728	2,350	18.5%

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	—	3,234	(3,234)	-100.0%
NET INCOME	$15,078	$15,962	$(884)	-5.5%

Basic earnings from continuing operations	$0.79	$0.68	$0.11	16.2%
Basic earnings from discontinued operations	—	0.17	(0.17)	-100.0%
	$0.79	$0.85	$(0.06)	-7.1%

Diluted earnings from continuing operations	$0.79	$0.68	$0.11	16.2%
Diluted earnings from discontinued operations	—	0.17	(0.17)	-100.0%
	$0.79	$0.85	$(0.06)	-7.1%

Operating Revenues

General

Registrant relies upon rate approvals by the CPUC to recover operating expenses and to provide for a return on invested and borrowed capital used to fund utility plant for GSWC.  ASUS files price redeterminations and equitable adjustments with the U.S. government in order to recover operating expenses and provide profit margin for contracted services.  If adequate rate relief and price redeterminations and adjustments are not granted in a timely manner, operating revenues and earnings can be negatively impacted.  ASUS’ earnings are also impacted by additional construction projects at each of the Military Utility Privatization Subsidiaries.

Water

For the three months ended June 30, 2012, revenues from water operations increased to $80.9 million, as compared to $80.2 million for the three months ended June 30, 2011.  The increase in water revenues is primarily due to CPUC-approved third year rate increases for Regions II and III effective January 1, 2012.

GSWC’s revenue requirement and volumetric revenues are adopted as part of a general rate case (“GRC”) every three years. GSWC filed a GRC for all three water regions in July of 2011 with rates expected to be effective January 2013.  As further discussed in the Regulatory Matters section, in June 2012 GSWC filed a motion to adopt a settlement agreement resolving most issues between GSWC and the CPUC’s Division of Ratepayer Advocates in connection with this GRC.

GSWC’s billed customer water usage increased by approximately 5% as compared to the second quarter of 2011 but was lower than adopted consumption.  Changes in consumption do not have a significant impact on earnings due to the CPUC-approved Water Revenue Adjustment Mechanism (“WRAM”) account in all three water regions. GSWC records the difference between what it bills its water customers and that which is authorized by the CPUC in the WRAM accounts.

Electric

For the three months ended June 30, 2012, revenues from electric operations increased to $8.4 million compared to $7.7 million for the same period in 2011 due to increases in electric base rates approved by the CPUC effective January 1, 2012.  There was also an increase in electric supply costs of $171,000 during the three months ended June 30, 2012, which resulted in a corresponding increase in electric revenues.

Billed electric usage increased by 5.6% during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.  Due to the CPUC-approved Base Revenue Requirement Adjustment Mechanism, which adjusts certain revenues to adopted levels authorized by the CPUC, changes in usage did not have a significant impact on earnings.

Contracted Services

Revenues from contracted services are composed of construction revenues (including renewals and replacements) and management fees for operating and maintaining the water and/or wastewater systems at military bases.  For the three months ended June 30, 2012, revenues from contracted services increased by $3.1 million, or 14%, to $25.1 million as compared to $22.0 million for the three months ended June 30, 2011, due primarily to an increase in construction activities at Fort Bragg in North Carolina related to various projects, including a major water and wastewater pipeline replacement project.  This project is estimated to be completed in early 2014.  The increase in construction activities was partially offset by a $2.9 million increase in revenues recorded during the second quarter of 2011 due to a change in estimated costs related to the pipeline project at Fort Bragg.  Contracted services continues to receive U.S. government awarded contract modifications and agreements with third-party prime contractors for new construction projects at the Military Utility Privatization Subsidiaries. The majority of the current new construction activity is expected to be performed during the next twelve months.  Earnings and cash flows from amendments and modifications to the original 50-year contracts with the U.S. government and agreements with third-party prime contractors for additional construction projects may or may not continue in future periods.

Operating Expenses:

Supply Costs

Supply costs for the water segment consist of purchased water, purchased power for pumping, groundwater production assessments and water supply cost balancing accounts. Supply costs for the electric segment consist of purchased power for resale (including the cost of natural gas used by BVES’ generating unit) and the electric supply cost balancing account. Water and electric gross margins are computed by taking total revenues, less total supply costs. Registrant uses these gross margins and related percentages as important measures in evaluating its operating results. Registrant believes these measures are useful internal benchmarks in evaluating the utility business performance within its water and electric segments. Registrant reviews these measurements regularly and compares them to historical periods and to its operating budget. However, these measures, which are not presented in accordance with Generally Accepted Accounting Principles (“GAAP”), may not be comparable to similarly titled measures used by other entities and should not be considered as alternatives to operating income, which is determined in accordance with GAAP.

Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for 31.7% and 32.3% of total operating expenses for the three months ended June 30, 2012 and 2011, respectively.

The table below provides the amount of increases (decreases), percent changes in supply costs, and gross margins during the three months ended June 30, 2012 and 2011 (dollars in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	6/30/2012	6/30/2011	CHANGE	CHANGE
WATER OPERATING REVENUES (1)	$80,886	$80,151	$735	0.9%
WATER SUPPLY COSTS:
Water purchased (1)	$13,831	$12,924	$907	7.0%
Power purchased for pumping (1)	2,019	2,165	(146)	-6.7%
Groundwater production assessment (1)	3,982	3,886	96	2.5%
Water supply cost balancing accounts (1)	3,587	4,014	(427)	-10.6%
TOTAL WATER SUPPLY COSTS	$23,419	$22,989	$430	1.9%
WATER GROSS MARGIN (2)	$57,467	$57,162	$305	0.5%
PERCENT MARGIN - WATER	71.0%	71.3%

ELECTRIC OPERATING REVENUES (1)	$8,373	$7,710	$663	8.6%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	$2,680	$2,854	$(174)	-6.1%
Electric supply cost balancing accounts (1)	576	231	345	149.4%
TOTAL ELECTRIC SUPPLY COSTS	$3,256	$3,085	$171	5.5%
ELECTRIC GROSS MARGIN (2)	$5,117	$4,625	$492	10.6%
PERCENT MARGIN - ELECTRIC	61.1%	60.0%

(1)                              As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above are shown on AWR’s Consolidated Statements of Income and totaled $4,163,000 and $4,245,000 for the three months ended June 30, 2012 and 2011, respectively.

(2)                                  Water and electric margins do not include any depreciation and amortization, maintenance, administrative and general, property and other taxes, or other operation expenses.

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

For the three months ended June 30, 2012, 35.0% of GSWC’s water supply mix was purchased as compared to 35.7% purchased for the three months ended June 30, 2011.  However, as noted above, the implementation of the MCBA for GSWC’s water regions eliminates the effects of changes in the water supply mix on earnings. The overall adopted percentages of purchased water for the three months ended June 30, 2012 was approximately 42.7% as compared to overall actual purchased water of 35.0%.  The overall water margin percent was 71.0% in the second quarter of 2012 as compared to 71.3% in the same period of 2011.

Purchased water costs for the three months ended June 30, 2012 increased to $13.8 million as compared to $12.9 million in the same period of 2011. This increase was primarily due to higher water rates charged by wholesale suppliers, an increase in the amount of water purchased in Region I, and an increase in customer water consumption.

For the three months ended June 30, 2012, power purchased for pumping decreased to $2.0 million as compared to $2.2 million for the second quarter of 2011.  This was primarily due to lower electric supply rates and improved energy efficiency at GSWC’s pumping facilities.

A decrease of $427,000 in the water supply cost balancing account provision during the three months ended June 30, 2012 as compared to the same period in 2011 was primarily due to a higher than adopted purchased water supply mix in Region I, creating a decrease in the MCBA account as compared to the second quarter of 2011.  In addition, certain surcharges related to supply cost balancing accounts expired in early 2012.

For the three months ended June 30, 2012, the cost of power purchased for resale to customers in GSWC’s BVES division decreased to $2.7 million compared to $2.9 million for the same period in 2011.  For the three months ended June 30, 2012, BVES purchased seasonal energy in the spot market at an average price of $28.15 per megawatt hour (“MWh”), as compared to an average price of $34.28 in the spot market for the same period of 2011. In addition to the spot market, BVES purchases power at $67.90 per MWh under an existing purchased power contract. The difference between the price of purchased power and $77 per MWh as authorized by the CPUC is reflected in the electric supply cost balancing account.

Other Operation Expenses

The primary components of other operation expenses for GSWC include payroll, materials and supplies, chemicals and water treatment costs, and outside service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices.  Registrant’s electric and contracted services operations incur many of the same types of costs as well.  For the three months ended June 30, 2012 and 2011, other operation expenses by segment consisted of the following (dollars in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	6/30/2012	6/30/2011	CHANGE	CHANGE
Water Services	$5,600	$5,294	$306	5.8%
Electric Services	603	556	47	8.5%
Contracted Services	648	1,096	(448)	-40.9%
Total other operation expenses	$6,851	$6,946	$(95)	-1.4%

For the three months ended June 30, 2012, other operation expenses for water services increased by $306,000 due primarily to an increase of $202,000 in costs related to conservation programs previously approved by the CPUC and included in rates.  In addition, there were increases in labor and other employee related benefits of $199,000 and water treatment costs of $217,000.  These increases were partially offset by a decrease in other miscellaneous operation expenses.

Other operation expenses for contracted services decreased by $448,000 primarily due to an overall decrease in precontract costs during the three months ended June 30, 2012 as compared to the same period in 2011 due to a decrease in bidding related activities, particularly at Fort Bragg in North Carolina and Fort Bliss in Texas.

Administrative and General Expenses

Administrative and general expenses include payroll related to administrative and general functions, the related employee benefits charged to expense accounts, insurance expenses, outside legal and consulting fees, regulatory utility commission expenses, expenses associated with being a public company, and general corporate expenses. For the three months ended June 30, 2012 and 2011, administrative and general expenses by segment, including AWR (parent), consisted of the following (dollars in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	6/30/2012	6/30/2011	CHANGE	CHANGE
Water Services	$13,359	$13,052	$307	2.4%
Electric Services	2,039	1,971	68	3.5%
Contracted Services	2,378	2,715	(337)	-12.4%
AWR (parent)	16	2	14	700.0%
Total administrative and general expenses	$17,792	$17,740	$52	0.3%

For the three months ended June 30, 2012, administrative and general expenses increased by $307,000 in water services compared to the three months ended June 30, 2011 due primarily to a $535,000 increase in labor costs and other employee related benefits, partially offset by decreases of $207,000 in legal and outside services costs and $21,000 of other miscellaneous administrative and general expenses.

For the three months ended June 30, 2012, administrative and general expenses for contracted services decreased by $337,000 due primarily to an increase in the allocation of overhead expenses to construction costs and a reduced allocation to administrative and general expenses as compared to the same period in 2011 as a result of increased construction activities primarily at Fort Bragg in North Carolina.

Depreciation and Amortization

For the three months ended June 30, 2012 and 2011 depreciation and amortization by segment consisted of the following (dollars in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	6/30/2012	6/30/2011	CHANGE	CHANGE
Water Services	$9,525	$8,874	$651	7.3%
Electric Services	597	447	150	33.6%
Contracted Services	285	217	68	31.3%
Total depreciation and amortization	$10,407	$9,538	$869	9.1%

For the three months ended June 30, 2012, depreciation and amortization expense for water and electric services increased by $801,000 to $10.1 million compared to $9.3 million for the three months ended June 30, 2011 due to approximately $93.1 million of additions to utility plant during 2011.  Registrant believes that depreciation expense related to property additions approved by the CPUC will be recovered through rates.

Maintenance

For the three months ended June 30, 2012 and 2011, maintenance expense by segment consisted of the following (dollars in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	6/30/2012	6/30/2011	CHANGE	CHANGE
Water Services	$3,173	$3,792	$(619)	-16.3%
Electric Services	183	214	(31)	-14.5%
Contracted Services	496	617	(121)	-19.6%
Total maintenance	$3,852	$4,623	$(771)	-16.7%

Maintenance expense for water services decreased by $619,000 due primarily to a decrease in planned and unplanned maintenance of Registrant’s water facilities, particularly in Region II and Region III.  Maintenance expenses are expected to increase in the second half of 2012 partially offsetting the lower second quarter costs.

Maintenance expense for contracted services decreased by $121,000 due primarily to a decrease in the need for maintenance of the Military Utility Privatization Subsidiaries’ facilities.

Property and Other Taxes

For the three months ended June 30, 2012 and 2011, property and other taxes by segment consisted of the following (dollars in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	6/30/2012	6/30/2011	CHANGE	CHANGE
Water Services	$3,143	$2,916	$227	7.8%
Electric Services	212	197	15	7.6%
Contracted Services	361	293	68	23.2%
Total property and other taxes	$3,716	$3,406	$310	9.1%

Property and other taxes for water services increased by $227,000 for the three months ended June 30, 2012 due primarily to increases in property and payroll taxes.

ASUS Construction Expenses

For the three months ended June 30, 2012, construction expenses for contracted services were $14.9 million, increasing $2.4 million compared to the same period in 2011, due primarily to additional construction activity at Fort Bragg in North Carolina.

Interest Expense

For the three months ended June 30, 2012 and 2011, interest expense by segment, including AWR (parent) consisted of the following (dollars in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	6/30/2012	6/30/2011	CHANGE	CHANGE
Water Services	$5,273	$6,246	$(973)	-15.6%
Electric Services	407	439	(32)	-7.3%
Contracted Services	40	143	(103)	-72.0%
AWR (parent)	—	41	(41)	-100.0%
Total interest expense	$5,720	$6,869	$(1,149)	-16.7%

Overall, interest expense decreased by $1.1 million during the second quarter of 2012 as compared to the same period in 2011 due to costs totaling $553,000 incurred in connection with the redemption of $22.0 million of GSWC’s 7.65% Medium-Term Notes during the second quarter of 2011.  In addition, in 2012 GSWC recorded a $381,000 reduction to interest expense in connection with the CPUC’s final decision on the water cost of capital proceeding, as further discussed under the Regulatory Matters section. Average bank loan balances outstanding under Registrant’s revolving credit facility for the three months ended June 30, 2012 were approximately $352,000, as compared to an average of $30.0 million during the same period of 2011. The average interest rates on short-term borrowings for the three months ended June 30, 2012 and 2011 were approximately 1.5% and 1.4%, respectively.

Interest Income

For the three months ended June 30, 2012 and 2011, interest income by segment, including AWR (parent) consisted of the following (dollars in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	6/30/2012	6/30/2011	CHANGE	CHANGE
Water Services	$458	$155	$303	195.5%
Electric Services	11	—	11	100.0%
Contracted Services	—	2	(2)	-100.0%
AWR (parent)	26	4	22	550.0%
Total interest income	$495	$161	$334	207.5%

Overall, interest income increased by $334,000 for the three months ended June 30, 2012 due primarily to changes in the settlement of refund claims currently under review by the Internal Revenue Service.

Other

For the three months ended June 30, 2011, Registrant recorded other expenses of $289,000 primarily related to a loss incurred on one of Registrant’s investments.  No similar loss was incurred in 2012.

Income Tax Expense

For the three months ended June 30, 2012 and 2011, income tax expense by segment, including AWR (parent), consisted of the following (dollars in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	6/30/2012	6/30/2011	CHANGE	CHANGE
Water Services	$7,208	$7,353	$(145)	-2.0%
Electric Services	359	303	56	18.5%
Contracted Services	2,313	1,713	600	35.0%
AWR (parent)	(71)	45	(116)	-257.8%
Total income tax expense	$9,809	$9,414	$395	4.2%

For the three months ended June 30, 2012, income tax expense for water and electric services decreased to $7.6 million compared to $7.7 million for the three months ended June 30, 2011 due primarily to a decrease in the effective tax rate, partially offset by an increase in pretax income.  The effective tax rate (“ETR”) for GSWC was 40.0% for the three months ended June 30, 2012 as compared to 43.5% applicable to the three months ended June 30, 2011. The ETR deviates from the federal statutory rate primarily due to state taxes and differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (principally plant-, rate-case- and compensation-related items), and changes in permanent items.  Flow-through adjustments increase or decrease tax expense in one period, with an offsetting decrease or increase occurring in another period.

For the three months ended June 30, 2012, income tax expense for contracted services increased to $2.3 million as compared to $1.7 million for the three months ended June 30, 2011 due to an increase in pretax income.  The ETR was 38.9% and 39.0% for the three months ended June 30, 2012 and 2011, respectively.

Income from Discontinued Operations

Net income from discontinued operations for the three months ended June 30, 2011 was $3.2 million, due primarily to the gain on sale of CCWC of $2.3 million, net of taxes and transaction costs, or $0.12 per share, recorded in May 2011.  Excluding the gain on sale, there was also net income of $974,000 from CCWC’s operations through the completion of the sale on May 31, 2011.

Consolidated Results of Operations — Six months ended June 30, 2012 and 2011 (dollars in thousands except per share amounts):

	6 Months	6 Months
	Ended	Ended	$	%
	6/30/2012	6/30/2011	CHANGE	CHANGE
OPERATING REVENUES
Water	$146,843	$144,477	$2,366	1.6%
Electric	19,186	18,434	752	4.1%
Contracted services	54,930	41,225	13,705	33.2%
Total operating revenues	220,959	204,136	16,823	8.2%

OPERATING EXPENSES
Water purchased	23,383	21,585	1,798	8.3%
Power purchased for pumping	3,575	3,701	(126)	-3.4%
Groundwater production assessment	7,305	6,512	793	12.2%
Power purchased for resale	5,871	6,729	(858)	-12.8%
Supply cost balancing accounts	7,600	9,324	(1,724)	-18.5%
Other operation expenses	14,277	13,863	414	3.0%
Administrative and general expenses	34,377	36,159	(1,782)	-4.9%
Depreciation and amortization	20,897	19,275	1,622	8.4%
Maintenance	7,183	8,349	(1,166)	-14.0%
Property and other taxes	7,821	6,958	863	12.4%
ASUS construction expenses	35,181	24,675	10,506	42.6%
Net gain on sale of property	(3)	(128)	125	-97.7%
Total operating expenses	167,467	157,002	10,465	6.7%

OPERATING INCOME	53,492	47,134	6,358	13.5%

OTHER INCOME AND EXPENSES
Interest expense	(11,790)	(12,613)	823	-6.5%
Interest income	710	298	412	138.3%
Other	216	(209)	425	-203.3%
	(10,864)	(12,524)	1,660	-13.3%

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	42,628	34,610	8,018	23.2%
Income tax expense	17,435	14,927	2,508	16.8%
INCOME FROM CONTINUING OPERATIONS	25,193	19,683	5,510	28.0%

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	—	3,868	(3,868)	-100.0%
NET INCOME	$25,193	$23,551	$1,642	7.0%

Basic earnings from continuing operations	$1.33	$1.05	$0.28	26.7%
Basic earnings from discontinued operations	—	0.20	(0.20)	-100.0%
	$1.33	$1.25	$0.08	6.4%

Diluted earnings from continuing operations	$1.32	$1.05	$0.27	25.7%
Diluted earnings from discontinued operations	—	0.20	(0.20)	-100.0%
	$1.32	$1.25	$0.07	5.6%

Operating Revenues

Water

For the six months ended June 30, 2012, revenues from water operations increased by $2.4 million to $146.8 million as compared to $144.5 million for the six months ended June 30, 2011.  The increase in water revenues is primarily due to CPUC-approved third year rate increases for Regions II and III effective January 1, 2012.

GSWC’s revenue requirement and volumetric revenues are adopted as part of a general rate case (“GRC”) every three years. GSWC filed a GRC for all three water regions in July of 2011 with rates expected to be effective January 2013.  As further discussed in the Regulatory Matters section, in June 2012 GSWC filed a motion to adopt a settlement agreement resolving most issues between GSWC, the CPUC’s Division of Ratepayer Advocates and The Utility Reform Network in connection with this GRC.

GSWC’s billed customer water usage increased by approximately 6% as compared to the same period in 2011, but was lower than adopted consumption.  Changes in consumption do not have a significant impact on earnings due to the CPUC-approved Water Revenue Adjustment Mechanism (“WRAM”) account in all three water regions. GSWC records the difference between what it bills its water customers and that which is authorized by the CPUC in the WRAM accounts.

Electric

For the six months ended June 30, 2012, revenues from electric operations increased by 4.1% to $19.2 million compared to $18.4 million for the same period in 2011 due primarily to increases in electric base rates approved by the CPUC effective January 1, 2012.

Billed electric usage for the six months ended June 30, 2012 decreased 2.8% as compared to the same period in 2011.  Due to the CPUC approved Base Revenue Requirement Adjustment Mechanism, which adjusts certain revenues to adopted levels authorized by the CPUC, this change in usage did not have a significant impact on earnings.

Contracted Services

Revenues from contracted services are composed of construction revenues (including renewals and replacements) and management fees for operating and maintaining the water and/or wastewater systems at military bases.  For the six months ended June 30, 2012, revenues from contracted services increased by $13.7 million, or 33.2%, to $54.9 million as compared to $41.2 million for the six months ended June 30, 2011 primarily due to an increase in construction activities at Fort Bragg in North Carolina related to various projects, including a major water and wastewater pipeline replacement project.  This project is estimated to be completed in early 2014.  The increase in construction activities was partially offset by a $2.9 million increase in revenues recorded during the second quarter of 2011 due to a change in estimated costs related to the pipeline project at Fort Bragg. Contracted services continues to receive contract modifications from the U.S. government and agreements with third-party prime contractors for new construction projects at the Military Utility Privatization Subsidiaries. The majority of the current new construction activity is expected to be performed during the next twelve months.  Earnings and cash flows from amendments and modifications to the original 50-year contracts with the U.S. government and agreements with third-party prime contractors for additional construction projects may or may not continue in future periods.

Registrant relies upon rate approvals by the CPUC to provide for a return on invested and borrowed capital used to fund utility plant, and price redeterminations and equitable adjustments by the U.S. government in order to recover operating expenses and profit margin. If adequate rate relief and price redeterminations and adjustments are not granted in a timely manner, operating revenues and earnings can be negatively impacted.  ASUS’ earnings are also impacted by additional construction projects at each of the Military Utility Privatization Subsidiaries.

Operating Expenses:

Supply Costs

Supply costs for the water segment consist of purchased water, purchased power for pumping, groundwater production assessments and water supply cost balancing accounts. Supply costs for the electric segment consist of power purchased for resale (including the cost of natural gas) and the electric supply cost balancing account. Water and electric gross margins are computed by taking total revenues, less total supply costs. Registrant uses these margins and related percentages as important measures in evaluating its operating results. Registrant believes these measures are useful internal benchmarks in evaluating the utility business performance within its water and electric segments. Registrant reviews these measurements regularly and compares them to historical periods and to its operating budget. However, these measures, which are not presented in accordance with GAAP, may not be comparable to similarly titled measures used by other entities and should not be considered as alternatives to operating income, which is determined in accordance with GAAP, as an indicator of operating performance.

Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for approximately 28.5% and 30.5% of total operating expenses for the six months ended June 30, 2012 and 2011, respectively.

The table below provides the amount of increases (decreases), percent changes in supply costs, and margins during the six months ended June 30, 2012 and 2011 (dollars in thousands):

	6 Months	6 Months
	Ended	Ended	$	%
	6/30/2012	6/30/2011	CHANGE	CHANGE
WATER OPERATING REVENUES (1)	$146,843	$144,477	$2,366	1.6%
WATER SUPPLY COSTS:
Water purchased (1)	$23,383	$21,585	$1,798	8.3%
Power purchased for pumping (1)	3,575	3,701	(126)	-3.4%
Groundwater production assessment (1)	7,305	6,512	793	12.2%
Water supply cost balancing accounts (1)	5,605	7,823	(2,218)	-28.4%
TOTAL WATER SUPPLY COSTS	$39,868	$39,621	$247	0.6%
WATER GROSS MARGIN (2)	$106,975	$104,856	$2,119	2.0%
PERCENT MARGIN - WATER	72.8%	72.6%

ELECTRIC OPERATING REVENUES (1)	$19,186	$18,434	$752	4.1%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	$5,871	$6,729	$(858)	-12.8%
Electric supply cost balancing accounts (1)	1,995	1,501	494	32.9%
TOTAL ELECTRIC SUPPLY COSTS	$7,866	$8,230	$(364)	-4.4%
ELECTRIC GROSS MARGIN (2)	$11,320	$10,204	$1,116	10.9%
PERCENT MARGIN - ELECTRIC	59.0%	55.4%

(1)                                  As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above are shown on AWR’s Consolidated Statements of Income and totaled $7,600,000 and $9,324,000 for the six months ended June 30, 2012 and 2011, respectively.

(2)                                  Water and electric margins do not include any depreciation and amortization, maintenance, administrative and general, property and other taxes, or other operation expenses.

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

For the six months ended June 30, 2012, 34.6% of GSWC’s water supply mix was purchased as compared to 34.2% purchased for the six months ended June 30, 2011.  However, GSWC implemented the MCBA for all its water regions which eliminates the effects of changes in the water supply mix on earnings.  The overall adopted percentages of purchased water for the six months ended June 30, 2012 was approximately 40.8% as compared to overall actual purchased water of 34.6%.  The difference in actual mix compared to the mix approved by the CPUC resulted in an over-collection in the MCBA account. The overall water margin percent was 72.8% for the six months ended June 30, 2012 as compared to 72.6% in the same period of 2011.

Purchased water costs for the six months ended June 30, 2012 increased to $23.4 million as compared to $21.6 million in the same period of 2011 primarily due to higher water rates charged by wholesale suppliers and an overall increase in the amount of water purchased.

For the six months ended June 30, 2012, power purchased for pumping decreased slightly to $3.6 million as compared to $3.7 million for the same period of 2011.  This was primarily due to lower electric supply rates and improved energy efficiency at GSWC’s pumping facilities.

For the six months ended June 30, 2012, groundwater production assessments were $793,000 higher when compared to the same period in 2011 due to additional assessment rates levied.  Due to the MCBA account, these additional assessments do not impact the dollar water margin. The MCBA tracks the increases in pump tax rates for future recovery in water rates.

A decrease of $2.2 million in the water supply cost balancing account provision during the six months ended June 30, 2012 as compared to the same period in 2011 was primarily due to a decrease in the over-collection tracked in the MCBA account from higher water supply rates and a higher percentage of purchased water as compared to the same period in 2011.

For the six months ended June 30, 2012, the cost of power purchased for resale to customers in GSWC’s BVES division decreased 12.8% to $5.9 million as compared $6.7 million for the same period of 2011 due primarily to lower energy prices purchased in the spot market in 2012 as compared to the same period of 2011. The difference between the price of purchased power and $77 per MWh as authorized by the CPUC is reflected in the electric supply cost balancing account.

Other Operation Expenses

The primary components of other operation expenses include payroll, materials and supplies, chemicals and water treatment, and outside service costs of operating the continuing regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices.  Registrant’s electric and contracted services operations incur many of the same types of costs as well.  For the six months ended June 30, 2012 and 2011, other operation expenses by segment consisted of the following (dollars in thousands):

	6 Months	6 Months
	Ended	Ended	$	%
	6/30/2012	6/30/2011	CHANGE	CHANGE
Water Services	$11,689	$10,471	$1,218	11.6%
Electric Services	1,162	1,105	57	5.2%
Contracted Services	1,426	2,287	(861)	-37.6%
Total other operation expenses	$14,277	$13,863	$414	3.0%

For the six months ended June 30, 2012, other operation expenses for water services increased by $1.2 million as compared to the same period in 2011 primarily due to: (i) an increase of $696,000 in outside services costs related to conservation programs previously approved by the CPUC and included in rates; (ii) an increase of $426,000 in bad debt expense, and; (iii) a $312,000 increase in labor and related benefits costs.  These increases were partially offset by a $216,000 decrease in other miscellaneous operation expenses.

For the six months ended June 30, 2012, other operation expenses for contracted services decreased by $861,000 as compared to the same period in 2011, due largely to a decrease in precontract costs for design and engineering labor incurred for potential new construction projects primarily at Fort Bragg in North Carolina.

Administrative and General Expenses

Administrative and general expenses include payroll related to administrative and general functions, all employee benefits charged to expense accounts, insurance expenses, outside legal and consulting fees, regulatory utility commission expenses, expenses associated with being a public company, and general corporate expenses. For the six months ended June 30, 2012 and 2011, administrative and general expenses by segment, including AWR (parent), consisted of the following (dollars in thousands):

	6 Months	6 Months
	Ended	Ended	$	%
	6/30/2012	6/30/2011	CHANGE	CHANGE
Water Services	$26,032	$26,060	$(28)	-0.1%
Electric Services	2,819	4,061	(1,242)	-30.6%
Contracted Services	5,431	5,985	(554)	-9.3%
AWR (parent)	95	53	42	79.2%
Total administrative and general expenses	$34,377	$36,159	$(1,782)	-4.9%

For the six months ended June 30, 2012, administrative and general expenses remained flat for water services compared to the six months ended June 30, 2011.  Increases in labor and other employee related costs of $1.2 million were offset by decreases in legal and other administrative and general expenses of approximately $1.1 million.

For the six months ended June 30, 2012, administrative and general expenses for electric services decreased by $1.2 million compared to the six months ended June 30, 2011 due to the CPUC’s approval in March 2012 for BVES to recover $1.2 million of previously incurred legal and outside service costs in connection with its efforts to procure renewable energy resources.  As a result, in March 2012 BVES recorded a $1.2 million reduction in legal and outside services for these costs which had previously been expensed as incurred.

Administrative and general expenses for contracted services decreased by $554,000 due primarily to an increase in allocation of overhead expenses to construction costs as compared to the same period in 2011 as a result of increased construction activities primarily at Fort Bragg in North Carolina.

Depreciation and Amortization

For the six months ended June 30, 2012 and 2011, depreciation and amortization by segment consisted of the following (dollars in thousands):

	6 Months	6 Months
	Ended	Ended	$	%
	6/30/2012	6/30/2011	CHANGE	CHANGE
Water Services	$19,122	$17,830	$1,292	7.2%
Electric Services	1,220	1,007	213	21.2%
Contracted Services	555	438	117	26.7%
Total depreciation and amortization	$20,897	$19,275	$1,622	8.4%

For the six months ended June 30, 2012, depreciation and amortization expense for water and electric services increased by $1.5 million to $20.3 million compared to $18.8 million for the six months ended June 30, 2011 primarily due to approximately $93.1 million of additions to utility plant during 2011.  Registrant believes that depreciation expense related to property additions approved by the CPUC will be recovered through rates.

There was also an increase in depreciation and amortization expense for contracted services due to the addition of fixed assets.

Maintenance

For the six months ended June 30, 2012 and 2011, maintenance expense by segment consisted of the following (dollars in thousands):

	6 Months	6 Months
	Ended	Ended	$	%
	6/30/2012	6/30/2011	CHANGE	CHANGE
Water Services	$5,977	$6,556	$(579)	-8.8%
Electric Services	319	434	(115)	-26.5%
Contracted Services	887	1,359	(472)	-34.7%
Total maintenance	$7,183	$8,349	$(1,166)	-14.0%

For the six months ended June 30, 2012, maintenance expense for water services decreased $579,000 to $6.0 million compared to $6.6 million for the six months ended June 30, 2011 primarily due to a decrease in both planned and unplanned maintenance at GSWC’s water facilities in Region II and Region III. Maintenance costs are expected to increase in the second half of 2012 partially offsetting the lower costs for the first six months of the year.

For the six months ended June 30, 2012, maintenance expense for electric services decreased by $115,000 due primarily to a decrease in tree trimming maintenance as compared to the same period in 2011.

For the six months ended June 30, 2012, maintenance expense for contracted services decreased by $472,000 due primarily to a decrease in the need for maintenance performed primarily at Fort Bragg as compared to the same period in 2011.

Property and Other Taxes

For the six months ended June 30, 2012 and 2011, property and other taxes by segment consisted of the following (dollars in thousands):

	6 Months	6 Months
	Ended	Ended	$	%
	6/30/2012	6/30/2011	CHANGE	CHANGE
Water Services	$6,638	$5,856	$782	13.4%
Electric Services	460	416	44	10.6%
Contracted Services	723	686	37	5.4%
Total property and other taxes	$7,821	$6,958	$863	12.4%

For the six months ended June 30, 2012, property and other taxes for water services increased by $782,000 primarily due to increases in franchise fees and property taxes.

ASUS Construction Expenses

For the six months ended June 30, 2012, construction expenses for contracted services were $35.2 million, increasing by $10.5 million compared to the same period in 2011, due primarily to increased construction activity at Fort Bragg.

Interest Expense

For the six months ended June 30, 2012 and 2011, interest expense by segment, including AWR (parent) consisted of the following (dollars in thousands):

	6 Months	6 Months
	Ended	Ended	$	%
	6/30/2012	6/30/2011	CHANGE	CHANGE
Water Services	$10,877	$11,482	$(605)	-5.3%
Electric Services	812	816	(4)	-0.5%
Contracted Services	99	228	(129)	-56.6%
AWR (parent)	2	87	(85)	-97.7%
Total interest expense	$11,790	$12,613	$(823)	-6.5%

Overall, interest expense decreased by $823,000 due primarily to costs totaling $553,000 incurred during the six months ended June 30, 2011 related to the redemption of $22.0 million of GSWC’s 7.65% Medium-Term Notes. No such costs were incurred during 2012.  Also, in 2012 GSWC recorded a $381,000 reduction to interest expense in connection with the CPUC’s final decision on the water cost of capital proceeding, as further discussed under the Regulatory Matters section.  These decreases were partially offset by additional interest expense related to $62.0 million of 6% senior notes issued in April 2011. Average bank loan balances outstanding under Registrant’s revolving credit facility for the six months ended June 30, 2012 were approximately $1.8 million, as compared to an average of $45.5 million during the same period of 2011. The average interest rates on short-term borrowings for the six months ended June 30, 2012 and 2011 were approximately 1.5%.

Interest Income

For the six months ended June 30, 2012 and 2011, interest income by segment, including AWR (parent) consisted of the following (dollars in thousands):

	6 Months	6 Months
	Ended	Ended	$	%
	6/30/2012	6/30/2011	CHANGE	CHANGE
Water Services	$656	$290	$366	126.2%
Electric Services	23	0	23	100.0%
Contracted Services	5	3	2	66.7%
AWR (parent)	26	5	21	420.0%
Total interest income	$710	$298	$412	138.3%

Interest income increased by $412,000 for the six months ended June 30, 2012 primarily as a result of changes in the settlement of refund claims currently under review by the Internal Revenue Service.

Other

For the six months ended June 30, 2012, Registrant recorded a gain of $216,000 on investments held in a Rabbi Trust for the Supplemental Executive Retirement Plan.  For the six months ended June 30, 2011, Registrant recorded other expenses of $209,000 primarily related to a loss incurred on one of Registrant’s investments.

Income Tax Expense

For the six months ended June 30, 2012 and 2011, income tax expense by segment, including AWR (parent), consisted of the following (dollars in thousands):

	6 Months	6 Months
	Ended	Ended	$	%
	6/30/2012	6/30/2011	CHANGE	CHANGE
Water Services	$11,563	$11,741	$(178)	-1.5%
Electric Services	1,759	1,049	710	67.7%
Contracted Services	4,143	2,166	1,977	91.3%
AWR (parent)	(30)	(29)	(1)	3.4%
Total income tax expense	$17,435	$14,927	$2,508	16.8%

For the six months ended June 30, 2012, income tax expense for water and electric services increased to $13.3 million compared to $12.8 million for the six months ended June 30, 2011 due primarily to an increase in pretax income, partially offset by a decrease in the effective tax rate.  The effective tax rate (“ETR”) for GSWC for the six months ended June 30, 2012 was 41.6% as compared to a 44.1% ETR applicable to the six months ended June 30, 2011.  The ETR deviates from the federal statutory rate primarily due to state taxes and changes between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (principally plant-, rate-case- and compensation-related items), and changes in permanent items.  Flow-through adjustments increase or decrease tax expense in one period, with an offsetting decrease or increase occurring in another period.

Income tax expense for contracted services increased $1.9 million to $4.1 million compared to $2.2 million for the six months ended June 30, 2011 due primarily to an increase in pretax income.  The ETR for contracted services for both the six months ended June 30, 2012 and 2011 was 38.9%.

Income from Discontinued Operations

Net income from discontinued operations for the six months ended June 30, 2011 was $3.9 million, due primarily to the gain on sale of CCWC of $2.3 million, net of taxes and transaction costs, or $0.12 per share.  Excluding the gain on sale, there was also net income of $1.6 million from CCWC’s operations from the five months of operations in 2011 until the completion of the sale on May 31, 2011.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those that are important to the portrayal of Registrant’s financial condition, results of operations and cash flows, and require the most difficult, subjective or complex judgments of Registrant’s management. The need to make estimates about the effect of items that are uncertain is what makes these judgments difficult, subjective and/or complex. Management makes subjective judgments about the accounting and regulatory treatment of many items. These judgments are based on Registrant’s historical experience, terms of existing contracts, Registrant’s observance of trends in the industry, and information available from other outside sources, as appropriate. Actual results may differ from these estimates under different assumptions or conditions.

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

Liquidity and Capital Resources

AWR

Registrant’s regulated business is capital intensive and requires considerable capital resources. A portion of these capital resources are provided by internally generated cash flows from operations. When necessary, Registrant obtains funds from external sources in the capital markets and through bank borrowings. Access to external financing on reasonable terms depends on the credit ratings of AWR and GSWC and current business conditions, including that of the water utility industry in general as well as conditions in the debt or equity capital markets. Registrant also has access to a revolving credit facility that is currently utilized to support operations.  Under the Third Amendment to the Amended and Restated Credit Agreement, which expires on May 27, 2013, the maximum amount that may be borrowed under this facility is $100.0 million.  AWR may, under the terms of the Amended and Restated Credit Agreement, elect to increase the aggregate bank commitments by up to $40.0 million.  The aggregate effective amount that may be outstanding under letters of credit is $25.0 million. As of June 30, 2012, there were no borrowings under this facility and $18.2 million of letters of credit were outstanding.  As of June 30, 2012, AWR had $81.8 million available to borrow under the credit facility.

In July 2012, Standard & Poor’s Ratings Services (“S&P”) affirmed the ‘A+’ corporate credit rating on AWR and GSWC with a stable outlook.  S&P debt ratings range from AAA (highest rating possible) to D (obligation is in default).  Securities ratings are not recommendations to buy, sell or hold a security and are subject to change or withdrawal at any time by the rating agency.  Pursuant to the revolving credit facility agreement, the “A+ stable” credit rating results in an interest rate spread on the facility of 125 basis points. Registrant believes that AWR’s sound capital structure and “A+ stable” credit rating, combined with its financial discipline, will enable AWR to access the debt and/or equity markets.  However, unpredictable financial market conditions in the future may limit its access or impact the timing of when to access the market, in which case, Registrant may choose to temporarily reduce its capital spending.  Registrant estimates capital expenditures for 2012 to be approximately $70 - $80 million.

AWR’s shelf Registration Statement expires on August 21, 2012.  Prior to the expiration of this Registration Statement, AWR plans to file another Registration Statement with the Securities and Exchange Commission for the sale from time to time of debt and equity securities.

AWR funds its operating expenses and pays dividends on its outstanding common shares primarily through dividends from GSWC and through proceeds from equity issuances not invested in subsidiaries.  The ability of GSWC to pay dividends to AWR is restricted by California law. Under these restrictions, approximately $164.4 million was available on June 30, 2012 to pay dividends to AWR.

Registrant has paid common dividends for over 75 consecutive years.  On July 31, 2012, AWR declared a regular quarterly dividend of $0.355 per Common Share. The dividend, totaling approximately $6.7 million, will be paid on or about September 1, 2012 to common shareholders of record at the close of business on August 13, 2012.  AWR’s ability to pay cash dividends on its Common Shares outstanding depends primarily upon cash flows from GSWC. AWR presently intends to continue paying quarterly cash dividends in the future, on or about March 1, June 1, September 1 and December 1, subject to earnings and financial condition, regulatory requirements and such other factors as the Board of Directors may deem relevant.

AWR anticipates that interest costs will increase in future periods due to the need for additional external capital to fund its construction program. AWR believes that costs associated with capital used to fund construction projects at GSWC will continue to be recovered in water and electric rates charged to customers.

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

Cash flows from operating activities are primarily generated by net income, adjusted for non-cash expenses such as depreciation and amortization, and deferred income taxes.  Net cash provided by operating activities was $63.9 million for the six months ended June 30, 2012 as compared to $32.9 million for the six months ended June 30, 2011.  There was an increase in cash flows from operating activities at ASUS of approximately $19 million due primarily to higher construction activity at Fort Bragg and the timely collection of amounts billed for construction work.  There was also an increase in GSWC’s operating cash flows due to rate increases approved by the CPUC, including surcharges to recover previously recorded regulatory assets. GSWC currently has surcharges in place to recover approximately $31.6 million included in its WRAM, net of MCBA accounts, as of June 30, 2012.  The timing of cash receipts and disbursements related to other working capital items also affected the changes in net cash provided by operating activities.

Cash Flows from Investing Activities:

Net cash used in investing activities was $29.4 million for the six months ended June 30, 2012 as compared to $8.3 million for the same period in 2011. Cash flows from investing activities for the six months ended June 30, 2011 included $29.0 million in cash received in connection with the sale of CCWC.

Registrant intends to invest in capital to provide essential services to its regulated customer base, while working with its regulators to have the opportunity to earn a fair rate of return on investment. Registrant’s infrastructure investment plan consists of both infrastructure renewal programs, where infrastructure is replaced, as needed, and major capital investment projects, where new water treatment and delivery facilities are constructed.  GSWC may also be required from time to time to relocate existing infrastructure in order to accommodate local infrastructure improvement projects.  Projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.

Cash Flows from Financing Activities:

Registrant’s financing activities include primarily: (i) the issuance of common shares, and short-term and long-term debt; (ii) the repayment of long-term debt and notes payable to banks; (iii) proceeds from stock option exercises; and (iv) the payment of dividends on common shares.  In order to finance new infrastructure, Registrant also receives customer advances for and contributions in aid of construction (net of refunds).  Short-term borrowings are used to fund capital expenditures until long-term financing is arranged.

Net cash used in financing activities was $9.9 million for the six months ended June 30, 2012 as compared to $17.5 million for the same period in 2011 due primarily to the decrease in short-term borrowings.  Due to an increase in cash flows from operations, AWR was able to use the funds to pay down its short-term borrowings under its revolving credit facility.

GSWC

GSWC funds the majority of its operating expenses, payments on its debt, and dividends on its outstanding common shares and a portion of its construction expenditures through internal sources. Internal sources of cash flow are provided primarily by retention of a portion of earnings from operating activities. Internal cash generation is influenced by factors such as weather patterns, environmental regulation, litigation, changes in supply costs and regulatory decisions affecting GSWC’s ability to recover these supply costs, timing of rate relief, increases in maintenance expenses and capital expenditures.  As of June 30, 2012, GSWC had $100.0 million available for issuance of debt securities under a Registration Statement filed with the SEC in November 2011.  During the six months ended June 30, 2012, GSWC was able to fund its operations and its capital expenditures through cash generated from operating activities.

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

Cash Flows from Operating Activities:

Net cash provided by operating activities was $45.7 million for the six months ended June 30, 2012 as compared to $33.1 million for the same period in 2011.  As previously discussed, this increase was due primarily to higher rates in effect, as well as surcharges in place to collect the WRAM under-collections in all of GSWC’s water regions.  GSWC currently has surcharges in place to recover approximately $31.6 million included in its WRAM, net of MCBA, accounts as of June 30, 2012.  The timing of cash receipts and disbursements related to other working capital items also affected the changes in net cash provided by operating activities.

Cash Flows from Investing Activities:

Net cash used in investing activities was $28.7 million for the six months ended June 30, 2012 as compared to $36.6 million for the same period in 2011, which is consistent with GSWC’s 2012 capital investment program. GSWC is expected to incur capital expenditures in 2012 of approximately $70 - $80 million primarily for upgrades to its water supply and distribution facilities.

Cash Flows from Financing Activities:

Net cash used in financing activities was $10.2 million for the six months ended June 30, 2012 as compared to cash provided by financing activities of $4.5 million for the same period in 2011.  As a result of the increase in cash generated from operations, GSWC did not have any intercompany borrowings and was able to pay dividends to AWR.

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

In October 2009, GSWC entered into an agreement with the California Department of Public Health (“CDPH”) whereby CDPH agreed to loan GSWC up to $9.0 million under the American Recovery and Reinvestment Act (“ARRA”).  Proceeds of the loan will be used to reimburse GSWC for the costs of retrofitting 6,228 water meters.  Pursuant to the agreement, as reimbursements are filed, GSWC will issue letters of credit to CDPH equal to 80% of the amount loaned to GSWC (up to an aggregate of $7.2 million).  In March 2012, GSWC filed a $6.8 million request for reimbursement with the CDPH.  In June 2012, GSWC received $2.0 million in ARRA funds from CDPH, a portion of which was recorded as contributions and the remainder of which was recorded as long term debt.

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

Contracted Services

The timely receipt of price redeterminations continues to be critical in order for ASUS to recover increasing costs of operating and maintaining, and renewing and replacing the water and/or wastewater systems at the military bases.  In addition, higher expenses from the corporate office and ASUS headquarters allocated to the Military Utility Privatization Subsidiaries were not contemplated at the time the contracts with the U.S. government were negotiated and are being addressed in current outstanding and future price redeterminations. Under the terms of these contracts, each contract price is subject to price redetermination two years after commencement of operations and every three years thereafter, unless otherwise agreed to by the parties.  In the event that ASUS is: (i) managing more assets at specific military bases than were included in the U.S. government’s request for proposal; (ii) managing assets that are in substandard condition as compared to what is disclosed in the request for proposal; or (iii) becomes subject to new regulatory requirements such as more stringent water quality standards, ASUS is permitted to file, and has filed, requests for equitable adjustment.

The timing of future filings of price redeterminations may be impacted by government actions, including audits by the Defense Contract Audit Agency.  At times, our filing of price redetermination and requests for equitable adjustment may be postponed pending the outcomes of these audits.

Below is a summary of price redetermination and requests for equitable adjustment filings by subsidiaries of ASUS.

•                  FBWS — In connection with the inventory settlement with the U.S. government reached in January 2010, FBWS and the government agreed to waive the first and second price redeterminations for Fort Bliss required under the original 50-year contract. The third price redetermination, for the three-year period beginning October 1, 2012, was filed on July 16, 2012.

•                  TUS —The first price redetermination for Andrews Air Force Base was filed in December 2007.  The U.S. government has agreed in principle with TUS’ settlement position for this redetermination, which would provide an increase of 7% to the operations and maintenance fee and an increase of 15% to the renewal and replacement fee compared to the interim adjustment in effect since August 2010 (and retroactive to February 2008).  Final modification for funding is pending government approval.

•                  ODUS — The second price redetermination for the Fort Lee privatization contract in Virginia, for the three-year period beginning February 2011, was filed in May 2012 and the the second price redetermination for the other bases that ODUS operates in Virginia, for the three-year period beginning April 2011, was filed on July 30, 2012.

•                  PSUS — In February 2012, PSUS filed the first price redetermination for Fort Jackson, to be effective beginning February 16, 2010.  Pending resolution of this filing, an interim increase of 3.4%, retroactive to February 2010, is currently in effect.

•                  ONUS - In March 2012, ONUS received a contract modification regarding installation of new water meters at Fort Bragg.  The contract modification provided for a reduction in the number of water meters to be installed, and the price associated with this revised scope. This $11.0 million project commenced during the second quarter and is being performed in conjunction with a backflow preventor installation.  The meter and backflow preventor installations are expected to be completed by the end of 2013. In April 2012, ONUS received a contract modification affirming that ONUS will be able to retain the full amount of the cost savings from the use of an alternative pipe replacement technology. This modification and revision in cost estimates resulted in additional pretax operating income of $820,000. In December 2011, ONUS filed the first price redetermination for Fort Bragg, to be effective beginning March 1, 2010. Pending resolution of this filing, an interim increase of 3.6%, retroactive to March 2010, is currently in effect.

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

Regulatory Matters

Recent Changes in Rates

Rate changes in 2012:

In July 2012, the CPUC issued a final decision on GSWC’s cost of capital proceeding filed in May 2011. The decision approves the settlement agreement entered into between GSWC, along with three other California water utilities, and the CPUC’s Division of Ratepayer Advocates (“DRA”) in November 2011. The approved settlement authorizes a Return on Equity (“ROE”) of 9.99% and a rate-making capital structure for GSWC of 55% equity and 45% debt. The weighted cost of capital (return on rate base), with an updated embedded debt cost and the settlement ROE, is 8.64%. The new rate of return authorized by the CPUC’s final decision will be implemented into water rates retroactive to January 1, 2012. Among other things, the final decision requires GSWC to refund to customers approximately $408,000, representing the settled amount included in the interest rate balancing account.  GSWC had estimated $789,000 would be refunded to customers.  This estimate was recorded in the interest rate balancing account.  As a result of the CPUC’s decision, GSWC recorded a $381,000 reduction in interest expense in the second quarter of 2012 and discontinued the interest rate balancing account. GSWC will refund the $408,000 to customers through a one-time surcredit.

The CPUC decision also authorized GSWC to continue the Water Cost of Capital Mechanism (“WCCM”).  The WCCM adjusts ROE and rate of return on rate base between the three-year cost of capital proceedings only if there is a positive or negative change of more than 100 basis points in the average of the Moody’s Aa utility bond rate as measured over the period October 1 through September 30.  If the average Moody’s rate for this period changes by over 100 basis points from the benchmark, the ROE will be adjusted by one half of the difference.  For the first 10-months of the period, the rate has declined by more than 100 basis points from the benchmark. Based upon this data, at this time GSWC expects that it will have to lower its ROE by about 50 to 60 basis points, effective January 1, 2013.

In January 2012, the CPUC approved rate increases for Regions I, II and III effective January 1, 2012. The authorized rate increases represent increases of approximately $2.0 million for Region II and $3.0 million for Region III over 2011 adopted revenues. The rate increases for Region I are not material.

In January 2012, the CPUC approved the phase-in rate increase for BVES effective January 1, 2012.  The authorized rate increase is expected to provide GSWC with additional annual revenues of approximately $681,000, which includes BVES’ portion of the general office allocation.

Rate changes in 2011:

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

In January 2011, the CPUC approved rate increases for BVES effective January 1, 2011.  The authorized rate increase provided GSWC with additional annual revenues of approximately $209,000 for BVES.  In addition, the CPUC authorized rate increases to cover higher general office costs allocated to BVES.  This added additional revenues to BVES of $1.4 million in 2011 as compared to 2010.

In December 2010, the CPUC issued a final decision on GSWC’s Region I rate case, approving revenue increases for 2011 and 2012. On a year to year basis, the increase in 2011 revenues represented an increase of approximately $3.6 million over 2010 adopted revenues. The CPUC also authorized approximately $18.5 million of capital projects to be filed for revenue recovery with advice letters when those projects are completed. During the time that such projects are under development and construction, GSWC may accrue an allowance for funds used during construction on the accrued expenditures to offset the cost of financing project construction. A portion of these projects was completed in 2011. The remaining projects are expected to be completed during 2012 and 2013.

Pending General Rate Case Requests

GSWC

On June 21, 2012, GSWC filed a motion to adopt a settlement agreement between GSWC, the DRA, and The Utility Reform Network (“TURN”) in connection with the water General Rate Case (“GRC”) filing made in July 2011.  The proposed settlement, if approved by the CPUC, resolves almost all of the issues in the GRC application and would generate approximately $9 million in additional annual revenues starting in 2013 as compared to 2012 adopted revenues. The proposed rate increases for 2014 over 2013 are $8 million or 3%, and the 2015 proposed rate increases over 2014 amount to $6.5 million, or 2%.  While the increase in 2013 revenues would be $9 million under the settlement agreement, the increase in the adopted water gross margin is approximately $18 million, or 8.4%, when compared to the 2012 adopted water gross margin.  Supply costs, which are a pass-through, are projected to decrease by approximately $9 million in 2013 as compared to 2012 adopted supply costs resulting primarily from lower customer consumption as compared to 2012 adopted consumption levels.  In addition, the CPUC requested GSWC, DRA and TURN to file additional testimony to justify the reasonableness of the Water Revenue Adjustment Mechanism (“WRAM”) and address the CPUC’s questions regarding the WRAM. In July 2012, all three parties filed additional testimony addressing the WRAM.  The settlement agreement for the GRC is subject to an acceptable resolution regarding the WRAM matter.

In February 2012, GSWC filed its BVES rate case for rates in years 2013 through 2016. If rates are approved as filed, the rate increases are expected to generate approximately $1.3 million in annual revenues starting in 2013. The proposed rate increases for 2014 over 2013 are $1.9 million, the 2015 proposed rate increases over 2014 amount to $1.3 million, and the 2016 proposed rate increases over 2015 amount to $1.3 million.

Other Regulatory Matters

See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Regulatory Matters” section of the Registrant’s Form 10-K for the year-ended December 31, 2011 for a detailed discussion of other regulatory matters.

Finance Application

In July 2012, GSWC filed with the CPUC an application requesting authorization for it to issue, sell and deliver, by public offering or private placement, securities not exceeding $225.0 million in aggregate offering amount, consisting of, but not limited to, common shares and preferred shares, bonds, debentures, medium-term notes, loans and tax exempt debt. GSWC expects to use the net proceeds from the issuance of securities to first pay down all or a portion of its then outstanding short-term debt and fund its construction expenditures.  GSWC expects the CPUC will approve this application in 2012 or early 2013.

Alternative Revenue Mechanisms:

GSWC records the difference between what it bills its water customers and that which is authorized by the CPUC using the WRAM. GSWC also records the difference between adopted and actual expense levels for purchased water, purchased power and pump taxes, as established by the CPUC, using the Modified Cost Balancing Account (“MCBA”) accounts.  GSWC has implemented surcharges to recover its WRAM balances, net of the MCBA. For the three and six months ended June 30, 2012, surcharges of $4.2 million and $7.6 million, respectively, were billed to customers to decrease previously incurred under-collections in the WRAM, net of MCBA accounts.  As of June 30, 2012, GSWC has a net aggregated regulatory asset of $38.3 million which is comprised of a $61.1 million under-collection in the WRAM accounts and $22.8 million over-collection in the MCBA accounts.

Based on CPUC guidelines, recovery periods relating to GSWC’s WRAM/MCBA balances range between 12 and 36 months, with the majority being 24 months.  As required by the accounting guidance for alternative revenue programs, GSWC is required to collect its WRAM, net of its MCBA, within 24 months following the year in which they are recorded.  In September 2010, GSWC, along with other California water utilities, filed an application with the CPUC to modify the recovery period of its WRAM and MCBA to 18 months or less.  In April 2012, the CPUC issued a final decision which, among other things, sets the recovery period for under-collection balances that are up to 15% of adopted annual revenues at 18 months or less.  For under-collection balances greater than 15%, the recovery period is 19 to 36 months. GSWC does not currently have any balances over 15% of adopted annual revenues. In addition to adopting a new amortization schedule, the final decision sets a cap on total net WRAM/MCBA surcharges in any given calendar year of 10% of the last authorized revenue requirement. The cap becomes effective following the first test year of each applicant’s pending or next general rate case.  For GSWC, the cap will be applied to its 2013 WRAM balances filed in early 2014.  The cap requirement set forth in the final decision will not impact GSWC’s 2012 and prior year WRAM/MCBA balances. Surcharges are currently in place to recover the WRAM/MCBA balances from 2009, 2010 and 2011.

In June 2012, the CPUC approved surcharges for recovery of the 2011 Base Revenue Requirement Adjustment Mechanism (“BRRAM”) balance. The CPUC approved a 36-month surcharge, with the amounts collected through December 2013 to be applied to the 2011 BRRAM under-collection.  Surcharges collected during the remainder of the 36-month period would be for recovery of a $1.6 million increase in the BVES revenue requirement representing the difference between the allocated general office costs authorized by the CPUC in its November 2010 decision on the Region II, Region III and general office rate case, and what is currently in BVES’ rates for allocated general office costs.  As authorized by the CPUC, the $1.6 million was included in the BRRAM for recovery through the surcharge; however, these costs are not considered an alternative revenue program.

Bear Valley Electric Service:

In January 2010, the City of Big Bear and surrounding areas of San Bernardino County experienced a series of snow storms, which damaged BVES power lines, poles, transformers, and other facilities and caused temporary interruption of service to some BVES customers.  As a result of these storms, BVES incurred additional operating costs to repair equipment and restore electric service to its customers, which were tracked in a catastrophic event memorandum account (“CEMA”).  In June 2011, GSWC filed for recovery of the CEMA account related to the storm damage and also for the remaining unrecovered balance for costs incurred from 2003 through 2005 related to a bark beetle infestation in its BVES service area.  In June 2012, the CPUC approved a 12-month surcharge to recover $796,000 recorded in BVES’s CEMA accounts.

GSWC’s BVES division has been regularly filing compliance reports with the CPUC regarding its purchases of energy from renewable energy resources to meet the renewable portfolio standard (“RPS”).  Previous filings under prior RPS laws had indicated that BVES had not achieved annual target purchase levels of renewable energy resources and thus, on its face, might be subject to a potential penalty.  However, a new RPS law went into effect in December 2011 which modified, among other things, the prior RPS requirement based upon annual procurement targets to multi-year procurement targets.  Under the new RPS law, BVES must procure sufficient RPS-eligible resources to meet (i) any RPS procurement requirement deficit for any year prior to 2011, and (ii) RPS procurement requirements for the 2011 — 2013 compliance period by no later than December 31, 2013.  BVES’ first RPS report under the new law was submitted to the CPUC on March 1, 2012 and it did not reflect any RPS procurement deficiencies nor any potential or actual penalties.  Accordingly, no provision for loss has been recorded in the financial statements as of June 30, 2012.

In September 2009, GSWC negotiated a ten-year contract with the Los Angeles County Sanitation District (“LACSD”) to purchase renewable energy created from landfill gas. In February 2011, LACSD notified GSWC that it intended to shut down the landfill gas generator. In August 2011, GSWC and LACSD negotiated a settlement to resolve a dispute between the parties regarding certain terms of the contract.  Under the terms of the settlement, GSWC agreed to waive its right to a 14 month termination notice and LACSD agreed to sell renewable energy credits (“RECs”) to GSWC. In November 2011, GSWC filed for approval with the CPUC for the purchase of these RECs. In July 2012, the CPUC approved the purchase of these RECs, which BVES intends to apply towards either its pre-2011 renewable energy requirements or its 2011-2013 requirements. The REC’s will be purchased for approximately $325,000 during the third quarter of 2012 and will be recorded as purchased power and included in the electric supply cost balancing account.

In June 2011, BVES filed an application with the CPUC to recover $1.2 million in outside service costs incurred during the period September 1, 2007 through March 31, 2011 in connection with its efforts to procure renewable energy resources.  In March 2012, the CPUC approved the application.  Accordingly, a regulatory asset of $1.3 million, including accrued interest, was recorded in March 2012.  A 12-month surcharge was implemented in May 2012 for recovery of these costs.

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

In December 2010, DRA filed a motion for rehearing on this matter, contending that the CPUC erred in assigning a portion of the La Serena plant improvement costs to GSWC utility customers and requested that all of the capital costs related to the La Serena plant improvement project be disallowed. In July 2011, the CPUC granted DRA’s request for rehearing.  The rehearing will also address deferred rate case costs and the methodology for allocation of general office costs to GSWC’s affiliate, ASUS. Hearings on these matters are expected in the third or fourth quarter of 2012. In addition to granting a rehearing, the CPUC also directed the Division of Water and Audits (“DWA”) to undertake an audit of the La Serena project costs and to provide a confidential report to the CPUC with recommendations on whether an investigation should be conducted to determine whether any laws were broken related to the La Serena project.  At this time, management cannot predict the outcome of the rehearing, DWA’s recommendations, or determine the estimated loss or range of loss, if any.

Changes in Tax Law:

The Small Business Jobs Act of 2010 and the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 (“Tax Relief Acts”) extended 50% bonus depreciation for qualifying property through 2012 and created a 100% bonus depreciation for qualifying property placed in service between September 9, 2010 and December 31, 2011.

In June 2011, the CPUC adopted a resolution that requires water utilities to file advice letters implementing a one-way memorandum account to track the revenue effects associated with the Tax Relief Acts, which may reduce revenue requirements in future rate case proceedings.  The effective date of the memorandum account established by the resolution was April 14, 2011.  More specifically, the memorandum account established by the resolution will track on a CPUC-jurisdictional, revenue requirement basis: (a) decreases in each impacted utility’s revenue requirement resulting from increases in its deferred tax reserve; and (b) other direct changes in the revenue requirement resulting from taking advantage of the Tax Relief Acts. This resolution also authorizes impacted utilities to use savings from this new tax law to invest in certain additional, needed utility infrastructure, not otherwise funded in rates, within a time frame shorter than would be practicable through the formal application or advice letter processes. The establishment of a memorandum account does not change rates, nor guarantee that rates will be changed in the future. This mechanism simply allows the CPUC to determine at a future date whether rates should be changed.  GSWC has evaluated the potential impact of this resolution and does not expect it to have a material impact on its consolidated financial statements in 2012.

CPUC Subpoena:

On June 27, 2011 GSWC executed a settlement agreement with DWA to resolve an investigation of certain work orders and charges paid to a specific contractor used previously by GSWC for numerous construction projects over a period of 14 years.  On December 15, 2011, the CPUC approved the settlement agreement.  The settlement provides for refunds to customers totaling $9.5 million to be made over a period of 12-36 months, as well as a reduction in rate-base and other rate adjustments totaling $3.0 million.  As a result of the settlement, management does not expect future increases in the reserve related to this specific contractor.  Refunds totaling $1.0 million and $1.2 million were made to customers during the three and six months ended June 30, 2012, respectively.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934 (the “Exchange Act”), Registrant has carried out an evaluation, under the supervision and with the participation of its’ management, including Registrant’s Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”), of the effectiveness, as of the end of the fiscal quarter covered by this report, of the design and operation of its “disclosure controls and procedures” as defined in Rule 13a-15(e) and 15d-15(e) promulgated by the Securities and Exchange Commission (“SEC”) under the Exchange Act. Based upon that evaluation, the CEO and the CFO concluded that disclosure controls and procedures, as of the end of such fiscal quarter, were adequate and effective to ensure that information required to be disclosed by Registrant in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to Registrant’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls over Financial Reporting

There has been no change in Registrant’s internal control over financial reporting during the quarter ended June 30, 2012, that has materially affected or is reasonably likely to materially affect its internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The shareholders of AWR have approved the material features of all equity compensation plans under which AWR directly issues equity securities. AWR did not directly issue any unregistered equity securities during the second quarter of 2012.  The following table provides information about repurchases of common shares by AWR during the second quarter of 2012:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs
April 1 - 30, 2012	77,982		$36.10	—	NA
May 1 - 31, 2012	96,418		$36.16	—	NA
June 1 - 30, 2012	12,630		$37.98	—	NA
Total	187,030	(2)	$36.52	—	NA	(3)

(1)          None of the common shares were purchased pursuant to any publicly announced stock repurchase program.

(2)          Of this amount, 180,450 Common Shares were acquired on the open market for employees pursuant to the Company’s 401(k) Plan.  The remainder of the Common Shares were acquired on the open market for participants in the Company’s Common Share Purchase and Dividend Reinvestment Plan.

(3)          None of these plans contain a maximum number of common shares that may be purchased in the open market under the plans.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

(a)          On July 31, 2012, the Board of Directors of AWR declared a regular quarterly dividend of $0.355 per Common Share. The dividend will be paid on or about September 1, 2012 to shareholders of record as of the close of business on August 13, 2012.

(b)         There have been no material changes during the second quarter of 2012 to the procedures by which shareholders may nominate persons to the Board of Directors of AWR.

Item 6. Exhibits

(a)         The following documents are filed as Exhibits to this report:

3.1	By-Laws of American States Water Company (1)

3.2	By-laws of Golden State Water Company incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed May 13, 2011

3.3	Amended and Restated Articles of Incorporation of American States Water Company incorporated by reference to Exhibit 3.3 of Registrant’s Form 10-K/A for the year ended December 31, 2003

3.4	Restated Articles of Incorporation of Golden State Water Company, as amended, incorporated herein by reference to Exhibit 3.1 of Registrant’s Form 10-Q for the quarter ended September 30, 2005

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

4.3

Note Purchase Agreement dated as of March 10, 2009 between Golden State Water Company and Co-Bank, ACB, incorporated herein by reference to Exhibit 10.16 to Registrant’s Form 10-K filed on March 13, 2009

4.4

Indenture dated as of December 1, 1998 between American States Water Company and The Bank of New York Mellon Trust Company, N.A., as supplemented by the First Supplemental Indenture dated as of July 31, 2009 incorporated herein by reference to Exhibit 4.1 of American States Water Company’s Form 10-Q for the quarter ended June 30, 2009

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

10.14	Form of Indemnification Agreement for executive officers and directors incorporated by reference to Exhibit 10.21 to Registrant’s Form 10-K for the year ended December 31, 2006 (2)

10.15

Form of Non-Qualified Stock Option Plan Agreement for officers and key employees for the 2000 Stock Incentive Plan incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on January 7, 2005 (2)

10.16

Form of Non-Qualified Stock Option Plan Agreement for officers and key employees for the 2000 Stock Incentive Plan incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the period ended March 31, 2006 (2)

10.17	Form of Director’s Non-Qualified Stock Option Agreement incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the period ended September 30, 2006 (2)

10.18

Water Sale Agreement dated as of January 31, 2006 between Natomas Central Mutual Water Company and American States Utility Services, Inc. incorporated by reference to Exhibit 9.01 to Registrant’s Form 8-K filed February 3, 2006

10.19

Form of Restricted Stock Unit Award Agreement for officers and key employees under the 2000 Stock Incentive Plan incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K filed November 5, 2008 (2)

10.20

Form of Restricted Stock Unit Award Agreement for officers and key employees under the 2008 Stock Incentive Plan for restricted stock unit awards prior to January 1, 2011 incorporated by reference to Exhibit 10.4 of Registrant’s Form 8-K filed on November 5, 2008 (2)

10.21

Form of Amendment to Change in Control Agreement between American States Water Company or a subsidiary and certain executives incorporated herein by reference to Exhibit 10.6 to Registrant’s Form 8-K filed November 5, 2008 (2)

10.22	2008 Stock Incentive Plan incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed May 23, 2008 (2)

10.23

Form of Nonqualified Stock Option Agreement for officers and key employees for the 2008 Stock Incentive Plan incorporated for stock options granted prior to January 1, 2011 herein by reference to Exhibit 10.3 to Registrant’s Form 8-K filed May 23, 2008 (2)

10.24	2011 Short-Term Incentive Program incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on April 1, 2011(2)

10.25	Form of Award Agreement for Awards under the 2011 Short-Term Incentive Program incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on April 1, 2011(2)

10.26	Policy Regarding the Recoupment of Certain Performance-Based Compensation Payments incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on July 31, 2009(2)

10.27	Performance Incentive Plan incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on July 31, 2009(2)

10.28	Officer Relocation Policy incorporated herein by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed on July 31, 2009(2)

10.29

Form of Non-Qualified Stock Option Award Agreement for officers and key employees under the 2008 Stock Incentive Plan for stock options granted after December 31, 2010 incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed on February 4, 2011

10.30

Form of Restricted Stock Unit Award Agreement for officers and key employees under the 2008 Stock Incentive Plan for restricted stock unit awards after December 31, 2010 incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on February 4, 2011

10.31	2012 Short-Term Incentive Program (1)(2)

10.32	Form of 2012 Short-Term Incentive Award Agreement (1)(2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.1.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.2.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)         Filed concurrently herewith

(2)         Management contract or compensatory arrangement

(3)         Furnished concurrently herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and as its principal financial officer.

AMERICAN STATES WATER COMPANY (“AWR”):

By:	/s/ EVA G. TANG
Senior Vice President-Finance, Chief Financial
Officer, Corporate Secretary and Treasurer

GOLDEN STATE WATER COMPANY (“GSWC”):

By:	/s/ EVA G. TANG
Senior Vice President-Finance, Chief Financial
Officer and Secretary

Date:	August 6, 2012