Form 10-Q
period 2012-09-30
Golden State Water CO; AMERICAN STATES WATER CO
filed 2012-11-05
CIK 92116, 1056903

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2012

or

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

As of November 2, 2012, the number of Common Shares outstanding, of American States Water Company was 19,216,427 shares. As of November 2, 2012, all of the 146 outstanding Common Shares of Golden State Water Company were owned by American States Water Company.

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

Forward-Looking Statements

This Form 10-Q and the documents incorporated herein contain forward-looking statements intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based on current estimates, expectations and projections about future events and assumptions regarding these events and include statements regarding management’s goals, beliefs, plans or current expectations, taking into account the information currently available to management.  Forward-looking statements are not statements of historical facts.  For example, when we use words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may” and other words that convey uncertainty of future events or outcomes, we are making forward-looking statements.  We are not able to predict all the factors that may affect future results.  We caution you that any forward-looking statements made by us are not guarantees of future performance and that actual results may differ materially from those in our forward-looking statements.  Some of the factors that could cause future results to differ materially from those expressed or implied by our forward-looking statements, or from historical results, include, but are not limited to:

•                  The outcome of pending and future regulatory, legislative or other proceedings, investigations or audits, including decisions in our general rate cases and the results of independent audits of our construction contracting procurement practices or other independent audits of our costs

•                  Changes in the policies and procedures of the California Public Utilities Commission (“CPUC”)

•                  Timeliness of CPUC action on rates

•                  Our ability to efficiently manage capital expenditures and operating and maintenance expenses within CPUC authorized levels and timely recovery of our costs through rates

•                  The impact of increasing opposition to rate increases on our ability to recover our costs through rates and on the size of our customer base

•                  Our ability to forecast the costs of maintaining GSWC’s aging water infrastructure

•                  Our ability to recover increases in permitting costs and in costs associated with negotiating and complying with the terms of our franchise agreements with cities and counties and other demands made upon us by the cities and counties in which GSWC operates

•                  Changes in accounting valuations and estimates, including changes resulting from changes in our assessment of anticipated recovery of regulatory assets, liabilities and revenues subject to refund or regulatory disallowances

•                  Changes in environmental laws and water and wastewater quality requirements and increases in costs associated with complying with these laws and requirements

•                  Availability of water supplies, which may be adversely affected by changes in weather patterns, contamination and court decisions or other governmental actions restricting use of water from the Colorado River, transportation of water to GSWC’s service areas through the California State Water Project or pumping of groundwater

•                  Our ability to obtain adequate, reliable and cost-effective supplies of chemicals, electricity, fuel, water and other raw materials that are needed for our water operations

•                  Our ability to recover the costs associated with the contamination of GSWC’s groundwater supplies from parties responsible for the contamination or through the ratemaking process and the time and expense incurred by us in obtaining recovery of such costs

•                  Adequacy of our power supplies and the extent to which we can manage and respond to the volatility of electric and natural gas prices

•                  Our ability to comply with the CPUC’s renewable energy procurement requirements

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

•                  General economic conditions which may impact our ability to recover infrastructure investments and operating costs from customers

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

AMERICAN STATES WATER COMPANY

CONSOLIDATED BALANCE SHEETS

ASSETS

(Unaudited)

(in thousands)	September 30, 2012	December 31, 2011
Property, Plant and Equipment
Regulated utility plant, at cost	$1,346,064	$1,302,589
Non utility property, at cost	8,687	7,747
Total	1,354,751	1,310,336
Less - Accumulated depreciation	(442,724)	(413,836)
Net property, plant and equipment	912,027	896,500

Other Property and Investments
Goodwill	1,116	1,116
Other property and investments	13,636	11,803
Total other property and investments	14,752	12,919

Current Assets
Cash and cash equivalents	43,066	1,315
Accounts receivable — customers (less allowance for doubtful accounts of $769 in 2012 and $715 in 2011)	28,792	20,399
Unbilled revenue	21,826	16,188
Receivable from the U.S. government (less allowance for doubtful accounts of $8 in 2012 and $0 in 2011)	4,287	7,584
Other accounts receivable (less allowance for doubtful accounts of $334 in 2012 and $333 in 2011)	7,920	12,181
Income taxes receivable	637	20,537
Materials and supplies, at average cost	6,578	3,070
Regulatory assets — current	25,525	36,362
Prepayments and other current assets	5,380	3,959
Costs and estimated earnings in excess of billings on uncompleted contracts	32,787	34,466
Deferred income taxes — current	10,292	9,540
Total current assets	187,090	165,601

Regulatory and Other Assets
Regulatory assets	151,195	143,595
Costs and estimated earnings in excess of billings on uncompleted contracts	4,323	598
Receivable from the U.S. government (less allowance for doubtful accounts of $0 in 2012 and 2011)	4,427	6,660
Deferred income taxes	11	15
Other	15,813	12,474
Total regulatory and other assets	175,769	163,342

Total Assets	$1,289,638	$1,238,362

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY

CONSOLIDATED BALANCE SHEETS

CAPITALIZATION AND LIABILITIES

(Unaudited)

(in thousands)	September 30, 2012	December 31, 2011
Capitalization
Common shares, no par value	$247,030	$233,306
Earnings reinvested in the business	201,822	175,360
Total common shareholders’ equity	448,852	408,666
Long-term debt	344,248	340,395
Total capitalization	793,100	749,061

Current Liabilities
Notes payable to banks	—	2,000
Long-term debt — current	178	291
Accounts payable	52,081	37,873
Income taxes payable	1,726	332
Accrued employee expenses	9,710	8,659
Accrued interest	6,423	3,938
Unrealized loss on purchased power contracts	2,719	7,611
Billings in excess of costs and estimated earnings on uncompleted contracts	19,346	26,973
Other	17,062	16,693
Total current liabilities	109,245	104,370

Other Credits
Advances for construction	73,451	75,353
Contributions in aid of construction - net	102,719	100,037
Deferred income taxes	133,651	128,963
Unamortized investment tax credits	1,904	1,972
Accrued pension and other postretirement benefits	68,550	68,353
Billings in excess of costs and estimated earnings on uncompleted contracts	—	3,272
Other	7,018	6,981
Total other credits	387,293	384,931

Commitments and Contingencies (Note 8)	—	—

Total Capitalization and Liabilities	$1,289,638	$1,238,362

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS

ENDED SEPTEMBER 30, 2012 AND 2011

(Unaudited)

	Three Months Ended September 30,
(in thousands, except per share amounts)	2012	2011
Operating Revenues
Water	$90,604	$89,570
Electric	8,549	8,744
Contracted services	34,368	21,395
Total operating revenues	133,521	119,709

Operating Expenses
Water purchased	18,874	16,094
Power purchased for pumping	3,067	3,141
Groundwater production assessment	3,923	3,795
Power purchased for resale	2,854	3,038
Supply cost balancing accounts	1,960	5,050
Other operation expenses	7,394	7,398
Administrative and general expenses	17,362	18,022
Depreciation and amortization	10,230	9,554
Maintenance	4,232	4,346
Property and other taxes	3,878	3,682
ASUS construction expenses	23,332	13,169
Net gain on sale of property	(65)	—
Total operating expenses	97,041	87,289

Operating Income	36,480	32,420

Other Income and Expenses
Interest expense	(6,018)	(6,194)
Interest income	419	202
Other	219	(170)
Total other income and expenses	(5,380)	(6,162)

Income from continuing operations before income tax expense	31,100	26,258
Income tax expense	12,436	10,641
Income from continuing operations	18,664	15,617

Loss from discontinued operations, net of tax	—	(18)

Net Income	$18,664	$15,599

Basic Earnings Per Common Share
Income from continuing operations	$0.97	$0.83
Income (loss) from discontinued operations	—	—
Net Income	$0.97	$0.83

Fully Diluted Earnings Per Share
Income from continuing operations	$0.97	$0.83
Income (loss) from discontinued operations	—	—
Net Income	$0.97	$0.83

Weighted Average Number of Shares Outstanding	19,059	18,701
Weighted Average Number of Diluted Shares	19,103	18,852

Dividends Declared Per Common Share	$0.355	$0.280

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE NINE MONTHS

ENDED SEPTEMBER 30, 2012 AND 2011

(Unaudited)

	Nine Months Ended September 30,
(in thousands, except per share amounts)	2012	2011
Operating Revenues
Water	$237,447	$234,047
Electric	27,735	27,178
Contracted services	89,298	62,620
Total operating revenues	354,480	323,845

Operating Expenses
Water purchased	42,257	37,679
Power purchased for pumping	6,642	6,842
Groundwater production assessment	11,228	10,307
Power purchased for resale	8,725	9,767
Supply cost balancing accounts	9,560	14,374
Other operation expenses	21,671	21,261
Administrative and general expenses	51,739	54,181
Depreciation and amortization	31,127	28,829
Maintenance	11,415	12,695
Property and other taxes	11,699	10,640
ASUS construction expenses	58,513	37,844
Net gain on sale of property	(68)	(128)
Total operating expenses	264,508	244,291

Operating Income	89,972	79,554

Other Income and Expenses
Interest expense	(17,808)	(18,807)
Interest income	1,129	500
Other	435	(379)
Total other income and expenses	(16,244)	(18,686)

Income from continuing operations before income tax expense	73,728	60,868
Income tax expense	29,871	25,568
Income from continuing operations	43,857	35,300

Income from discontinued operations, net of tax	—	3,850

Net Income	$43,857	$39,150

Basic Earnings Per Common Share
Income from continuing operations	$2.30	$1.88
Income from discontinued operations	—	0.20
Net Income	$2.30	$2.08

Fully Diluted Earnings Per Share
Income from continuing operations	$2.30	$1.88
Income from discontinued operations	—	0.20
Net Income	$2.30	$2.08

Weighted Average Number of Shares Outstanding	18,924	18,672
Weighted Average Number of Diluted Shares	19,038	18,816

Dividends Declared Per Common Share	$0.915	$0.820

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2012	2011
Cash Flows From Operating Activities:
Net income	$43,857	$39,150
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of CCWC, net of taxes, included in discontinued operations	—	(2,454)
Depreciation and amortization	31,127	28,829
Provision for doubtful accounts	1,313	776
Deferred income taxes and investment tax credits	4,735	4,317
Stock-based compensation expense	1,477	1,245
Other — net	(359)	1,179
Changes in assets and liabilities:
Accounts receivable — customers	(9,664)	(8,241)
Unbilled revenue	(5,638)	(1,844)
Other accounts receivable	3,967	(3,354)
Receivable from the U.S. government	5,530	(6,732)
Materials and supplies	(3,508)	(656)
Prepayments and other current assets	(1,421)	1,261
Regulatory assets — supply cost balancing accounts	9,560	14,374
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,046)	4,163
Other assets (including other regulatory assets)	(17,698)	(16,545)
Accounts payable	12,981	2,075
Income taxes receivable/payable	21,294	(2,816)
Billings in excess of costs and estimated earnings on uncompleted contracts	(10,899)	4,569
Accrued pension and other postretirement benefits	3,079	(2,351)
Other liabilities	3,892	5,692
Net cash provided	91,579	62,637

Cash Flows From Investing Activities:
Construction expenditures	(48,169)	(63,574)
Proceeds from the sale of CCWC	—	29,603
Other	69	(72)
Net cash used	(48,100)	(34,043)

Cash Flows From Financing Activities:
Proceeds from issuance of Common Shares and stock option exercises	12,434	2,350
Receipt of advances for and contributions in aid of construction	5,101	6,149
Refunds on advances for construction	(3,216)	(3,843)
Repayments of long-term debt	(294)	(22,304)
Proceeds from issuance of long-term debt, net of issuance costs	4,034	61,911
Net change in notes payable to banks	(2,000)	(56,400)
Dividends paid	(17,307)	(15,306)
Other — net	(480)	(133)
Net cash used	(1,728)	(27,576)

Net increase in cash and cash equivalents	41,751	1,018
Cash and cash equivalents, beginning of period	1,315	4,197
Cash and cash equivalents, end of period	$43,066	$5,215

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN STATE WATER COMPANY

BALANCE SHEETS

ASSETS

(Unaudited)

(in thousands)	September 30, 2012	December 31, 2011
Utility Plant
Utility plant, at cost	$1,346,064	$1,302,589
Less - Accumulated depreciation	(438,697)	(410,644)
Net utility plant	907,367	891,945

Other Property and Investments	11,468	9,626

Current Assets
Cash and cash equivalents	25,552	—
Accounts receivable-customers (less allowance for doubtful accounts of $769 in 2012 and $715 in 2011)	28,792	20,399
Unbilled revenue	21,826	16,188
Inter-company receivable	1,330	785
Other accounts receivable (less allowance for doubtful accounts of $257 in 2012 and $290 in 2011)	6,281	7,755
Income taxes receivable from Parent	—	19,914
Materials and supplies, at average cost	2,457	1,926
Regulatory assets — current	25,525	36,362
Prepayments and other current assets	5,058	3,710
Deferred income taxes — current	9,255	8,497
Total current assets	126,076	115,536

Regulatory and Other Assets
Regulatory assets	151,195	143,595
Other accounts receivable	2,090	1,838
Other	13,877	10,843
Total regulatory and other assets	167,162	156,276

Total Assets	$1,212,073	$1,173,383

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY

BALANCE SHEETS

CAPITALIZATION AND LIABILITIES

(Unaudited)

(in thousands)	September 30, 2012	December 31, 2011
Capitalization
Common shares, no par value	$230,074	$228,936
Earnings reinvested in the business	178,904	155,870
Total common shareholder’s equity	408,978	384,806
Long-term debt	344,248	340,395
Total capitalization	753,226	725,201

Current Liabilities
Long-term debt — current	178	291
Accounts payable	36,399	31,227
Income taxes payable to Parent	868	—
Accrued employee expenses	8,648	7,544
Accrued interest	6,423	3,938
Unrealized loss on purchased power contracts	2,719	7,611
Other	16,554	16,162
Total current liabilities	71,789	66,773

Other Credits
Advances for construction	73,451	75,353
Contributions in aid of construction — net	102,719	100,037
Deferred income taxes	133,503	128,815
Unamortized investment tax credits	1,904	1,972
Accrued pension and other postretirement benefits	68,550	68,353
Other	6,931	6,879
Total other credits	387,058	381,409

Commitments and Contingencies (Note 8)	—	—

Total Capitalization and Liabilities	$1,212,073	$1,173,383

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY

STATEMENTS OF INCOME

FOR THE THREE MONTHS

ENDED SEPTEMBER 30, 2012 AND 2011

(Unaudited)

	Three Months Ended September 30,
(in thousands)	2012	2011
Operating Revenues
Water	$90,604	$89,570
Electric	8,549	8,744
Total operating revenues	99,153	98,314

Operating Expenses
Water purchased	18,874	16,094
Power purchased for pumping	3,067	3,141
Groundwater production assessment	3,923	3,795
Power purchased for resale	2,854	3,038
Supply cost balancing accounts	1,960	5,050
Other operation expenses	6,859	6,933
Administrative and general expenses	14,621	15,398
Depreciation and amortization	9,941	9,334
Maintenance	3,801	3,765
Property and other taxes	3,357	3,366
Net gain on sale of property	(65)	—
Total operating expenses	69,192	69,914

Operating Income	29,961	28,400

Other Income and Expenses
Interest expense	(5,959)	(6,138)
Interest income	384	149
Other	219	(171)
Total other income and expenses	(5,356)	(6,160)

Income from operations before income tax expense	24,605	22,240

Income tax expense	10,030	9,212

Net Income	$14,575	$13,028

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY

STATEMENTS OF INCOME

FOR THE NINE MONTHS

ENDED SEPTEMBER 30, 2012 AND 2011
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2012	2011
Operating Revenues
Water	$237,447	$234,047
Electric	27,735	27,178
Total operating revenues	265,182	261,225

Operating Expenses
Water purchased	42,257	37,679
Power purchased for pumping	6,642	6,842
Groundwater production assessment	11,228	10,307
Power purchased for resale	8,725	9,767
Supply cost balancing accounts	9,560	14,374
Other operation expenses	19,710	18,489
Administrative and general expenses	43,472	45,182
Depreciation and amortization	30,283	28,171
Maintenance	10,098	10,755
Property and other taxes	10,454	9,638
Net gain on sale of property	(65)	(128)
Total operating expenses	192,364	191,076

Operating Income	72,818	70,149

Other Income and Expenses
Interest expense	(17,648)	(18,436)
Interest income	1,063	439
Other	434	(570)
Total other income and expenses	(16,151)	(18,567)

Income from operations before income tax expense	56,667	51,582

Income tax expense	23,352	22,147

Net Income	$33,315	$29,435

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY

STATEMENTS OF CASH FLOW

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2012	2011
Cash Flows From Operating Activities:
Net income	$33,315	$29,435
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,283	28,171
Provision for doubtful accounts	1,271	697
Deferred income taxes and investment tax credits	4,725	4,460
Stock-based compensation expense	1,241	1,099
Other — net	(389)	800
Changes in assets and liabilities:
Accounts receivable — customers	(9,664)	(8,241)
Unbilled revenue	(5,638)	(1,844)
Other accounts receivable	1,222	111
Materials and supplies	(531)	(197)
Prepayments and other current assets	(1,348)	995
Regulatory assets — supply cost balancing accounts	9,560	14,374
Other assets (including other regulatory assets)	(17,612)	(16,571)
Accounts payable	3,945	3,752
Inter-company receivable/payable	(545)	452
Income taxes receivable/payable from/to Parent	20,782	(1,977)
Accrued pension and other postretirement benefits	3,079	(2,351)
Other liabilities	3,985	5,798
Net cash provided	77,681	58,963

Cash Flows From Investing Activities:
Construction expenditures	(47,230)	(62,089)
Proceeds from sale of property	65	144
Net cash used	(47,165)	(61,945)

Cash Flows From Financing Activities:
Receipt of advances for and contributions in aid of construction	5,101	6,149
Refunds on advances for construction	(3,216)	(3,843)
Proceeds from the issuance of long-term debt, net of issuance costs	4,034	61,911
Repayments of long-term debt	(294)	(22,304)
Net change in inter-company borrowings	—	(23,381)
Dividends paid	(10,200)	(15,000)
Other — net	(389)	(78)
Net cash (used) provided	(4,964)	3,454

Net increase in cash and cash equivalents	25,552	472
Cash and cash equivalents, beginning of period	—	1,541
Cash and cash equivalents, end of period	$25,552	$2,013

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

Long-Term Debt:  On October 1, 2012, GSWC redeemed its $8,000,000, 7.55% Medium-Term Notes, Series B.  The Notes, which were due 2025, were redeemed at a price of 101.133% of the outstanding principal amount of the Notes, plus accrued and unpaid interest through October 1, 2012, for a total redemption price of $8.3 million.

Sales and Use Taxes:  GSWC bills certain sales and use taxes levied by state or local governments to its customers. Included in these sales and use taxes are franchise fees, which GSWC pays to various municipalities (based on ordinances adopted by these municipalities) in order to use public right of way for utility purposes. GSWC bills these franchise fees to its customers based on a CPUC-authorized rate. These franchise fees, which are required to be paid regardless of GSWC’s ability to collect from the customer, are accounted for on a gross basis. GSWC’s franchise fees billed to customers and recorded as operating revenue were approximately $966,000 and $942,000 for the three months ended September 30, 2012 and 2011, respectively, and $2,600,000 and $2,423,000 for the nine months ended September 30, 2012 and 2011, respectively. When GSWC acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis.

Depending on the state in which the operations are conducted, ASUS and its subsidiaries are also subject to certain state non-income tax assessments generally computed on a “gross receipts” or “gross revenues” basis.  These non-income tax assessments are required to be paid regardless of whether the subsidiary is reimbursed by the U.S. government for these assessments under its 50-year contracts with the U.S. government.  The non-income tax assessments are accounted for on a gross basis and totaled $222,000 and $168,000 during the three months ended September 30, 2012 and 2011, respectively, and $563,000 and $533,000 for the nine months ended September 30, 2012 and 2011, respectively.

Recently Adopted Accounting Pronouncements:  The following accounting standards did not or are not expected to have any impact on Registrant’s consolidated financial statements:

Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). Under ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity will be required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  ASU 2011-05 is effective for fiscal years beginning on or after December 15, 2011 and did not have a material impact on Registrant’s consolidated financial statements.

Accounting Standards Update No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). Under ASU 2011-08, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performing the two-step impairment test is not required. The guidance does not change how an entity measures a goodwill impairment loss, and is therefore not expected to affect the information reported to users of an entity’s financial statements.  The adoption of this update is not expected to have a significant impact on its results of operations, financial position or cash flows.

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). The ASU 2011-11 amendments require companies to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2011-11 is required to be applied retrospectively for all prior periods presented and is effective for annual periods for fiscal years beginning on or after January 1, 2013, and interim periods within those annual fiscal years. Registrant does not expect adoption of this standard to have a material impact on its consolidated results of operations and financial condition.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on Registrant’s consolidated financial statements upon adoption.

Note 2 — Regulatory Matters:

In accordance with accounting principles for rate-regulated enterprises, Registrant records regulatory assets, which represent probable future recovery of costs from customers through the ratemaking process, and regulatory liabilities, which represent probable future refunds that are to be credited to customers through the ratemaking process. At September 30, 2012, Registrant had approximately $77.7 million of regulatory assets, net of regulatory liabilities not accruing carrying costs. Of this amount, $52.1 million relates to the underfunded positions of the pension and other post-retirement obligations, $16.2 million relates to deferred income taxes representing accelerated tax benefits flowed through to customers, which will be included in rates concurrently with recognition of the associated future tax expense, and $2.7 million relates to a memorandum account authorized by the CPUC to track unrealized gains and losses on GSWC’s purchase power contract over the life of the contract. The remainder relates to other items that do not provide for or incur carrying costs. Regulatory assets, less regulatory liabilities, included in the consolidated balance sheets are as follows:

(dollars in thousands)	September 30, 2012	December 31, 2011
GSWC
Electric supply cost balancing account	$5,937	$8,347
Water Revenue Adjustment Mechanism, net of Modified Cost Balancing Account	43,638	39,112
Base Revenue Requirement Adjustment Mechanism	6,171	4,053
Costs deferred for future recovery on Aerojet case	16,310	17,173
Pensions and other post-retirement obligations	55,780	56,960
Derivative unrealized loss (Note 4)	2,719	7,611
Flow-through taxes, net (Note 6)	16,169	17,032
Electric transmission line abandonment costs	2,257	2,428
Asset retirement obligations	2,869	2,793
Low income rate assistance balancing accounts	8,305	6,194
General rate case memorandum accounts	6,610	12,922
Santa Maria adjudication memorandum accounts	3,561	3,662
Bay Point balancing accounts	5,242	5,752
Other regulatory assets, net	9,756	8,409
Various refunds to customers	(8,604)	(12,491)
Total	$176,720	$179,957

Regulatory matters are discussed in detail in the consolidated financial statements and the notes thereto included in the Form 10-K for the year ended December 31, 2011 filed with the SEC.  The discussion below focuses on significant matters and changes since December 31, 2011.

Alternative-Revenue Programs:

GSWC records the difference between what it bills its water customers and that which is authorized by the CPUC using the Water Revenue Adjustment Mechanism (“WRAM”). GSWC also records the difference between adopted and actual expense levels for purchased water, purchased power and pump taxes, as established by the CPUC, using the Modified Cost Balancing Accounts (“MCBA”). GSWC has implemented surcharges to recover its WRAM balances, net of the MCBA.  For the three months ended September 30, 2012 and 2011, surcharges of $6.7 million and $5.2 million, respectively, were billed to customers to decrease previously incurred under-collections in the WRAM, net of MCBA accounts, and approximately $14.3 million and $10.8 million for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, GSWC has a net aggregated regulatory asset of $43.6 million which is comprised of a $64.2 million under-collection in the WRAM accounts and $20.6 million over-collection in the MCBA accounts.

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

In addition to adopting a new amortization schedule, the final decision sets a cap on total net WRAM/MCBA surcharges in any given calendar year of 10% of the last authorized revenue requirement. For GSWC, the cap will be applied to its 2013 WRAM balances to be filed for recovery in early 2014.  The cap requirement set forth in the final decision will not impact GSWC’s 2012 and prior year WRAM/MCBA balances.

In June 2012, the CPUC approved surcharges for recovery of BVES’ 2011 Base Revenue Requirement Adjustment Mechanism (“BRRAM”) balance. The CPUC approved a 36-month surcharge, with the amounts collected through December 2013 to be applied to the 2011 BRRAM under-collection.  Surcharges collected during the remainder of the 36-month period would be for recovery of a $1.6 million increase in the BVES revenue requirement representing the difference between the allocated general office costs authorized by the CPUC in its November 2010 decision on the Region II, Region III and general office rate case, and what is currently in BVES’ rates for allocated general office costs.  As authorized by the CPUC, the $1.6 million was included in the BRRAM for recovery through the surcharge; however, these costs are not considered an alternative revenue program.

CPUC Pending Rehearing Matter:

In July 2011, the CPUC issued an order granting the Division of Ratepayer Advocates (“DRA”) request to rehear certain issues from the Region II, Region III and general office rate case approved in November 2010.  Among the issues in the rehearing are the La Serena plant improvement project included in rate base totaling approximately $3.5 million and GSWC’s methodology for deferring rate case costs.  Final resolution of these matters is expected in 2013. The regulatory issues associated with these matters are further discussed below.

La Serena Plant Improvement Project:

In November 2010, as part of GSWC’s Region II, Region III and general office rate case decision, the CPUC disallowed a portion of the La Serena plant improvement project costs from utility customer rates.  As a result of the CPUC’s decision in 2010, GSWC recorded a charge of $2.2 million, which included the disallowance of these capital costs and the related revenues earned on those capital costs that will be refunded to customers.

In December 2010, DRA filed a motion for rehearing on this matter, contending that the CPUC erred in assigning a portion of the La Serena plant improvement costs to GSWC utility customers and requested that all of the capital costs related to the La Serena plant improvement project be disallowed. In July 2011, the CPUC granted DRA’s request for rehearing.  Hearings on these matters are expected in the fourth quarter of 2012. A proposed decision is expected in June 2013. In addition to granting a rehearing, the CPUC also directed the Division of Water and Audits (“DWA”) to undertake an audit of the La Serena project costs and to provide a confidential report to the CPUC with recommendations on whether an investigation should be conducted to determine whether any laws were broken related to the La Serena project.  Management does not believe it has violated any laws in regards to the La Serena project.  DWA issued its independent audit report, which found cost overruns for the La Serena plant improvement project to be lower than the amount of costs for rate recovery previously disallowed by the CPUC.

In October 2012, DRA issued a report on this matter recommending further disallowances of costs and refund of revenues earned on those costs. DRA’s recommendation is inconsistent with the independent audit report issued by DWA.  In addition, GSWC believes DRA’s recommendations are without merit and inconsistent with previous CPUC decisions on this matter.  However, if DRA prevails, GSWC may be required to write-off additional capital costs and provide refunds to customers of the revenues earned on those costs.  Based on DRA’s recommendation, additional disallowed costs and revenues earned on those costs through September 30, 2012 totaled approximately $2.5 million. GSWC intends to vigorously defend its position. However, at this time, management cannot predict the outcome of the rehearing, DWA’s and DRA’s recommendations, or determine the estimated additional loss or range of loss, if any.

Deferred rate case costs:

The rehearing is also re-addressing deferred rate case costs, which are direct costs consisting primarily of outside consulting services which have been incurred in connection with the preparation and processing of a general rate case. Historically, GSWC has deferred these costs as a regulatory asset which are then recovered in rates and amortized over the term of a rate case cycle once the new rates go into effect.  In the rehearing proceeding, DRA is again challenging GSWC’s historical practice of deferring these costs with subsequent recovery upon the effective date of the new rates. Instead, DRA believes that rate case costs should be projected for future periods and recovered prospectively.  Management believes that DRA’s rationale and recommendations are inconsistent with previous CPUC decisions on this matter and also with GSWC’s historical practice of deferring and recovering rate case expenses associated with the current general rate case, and continues to believe that the costs are probable for recovery.  However, if DRA prevails, GSWC may be required to write-off deferred rate case costs related to its current pending rate case, which total approximately $1.9 million as of September 30, 2012.  At this time, GSWC is unable to predict the outcome of this matter.

BVES Regulatory Matters:

BVES General Rate Case

In February 2012, GSWC filed its BVES general rate case (“GRC”) for rates in years 2013 through 2016.  In August 2012, DRA issued its report on the GRC.  Included in DRA’s recommendations is a $2.0 million retroactive ratemaking proposal to increase BVES’ accumulated depreciation balance to reflect adopted depreciation expense for the years 2009 through 2012 rather than actual depreciation expense as recorded in compliance with Generally Accepted Accounting Principles.  DRA also recommends that one-half of deferred rate case costs be borne by shareholders, rather than entirely by customers as has been authorized by the CPUC in prior rate cases.  As of September 30, 2012, GSWC has a $2.2 million regulatory asset representing deferred rate case costs for the current BVES general rate case, which are considered probable of recovery. Hearings on the GRC, including these matters, were held in September 2012.  If DRA prevails, GSWC may be required to record a charge to adjust accumulated depreciation and to write-off half of its deferred rate case costs. GSWC believes DRA’s recommendations are without merit and intends to vigorously defend its positions.  However, at this time, GSWC is unable to predict the final outcome of these matters which are expected to be resolved in the pending rate case.

Renewables Portfolio Standard

GSWC’s BVES division has been regularly filing compliance reports with the CPUC regarding its purchases of energy from renewable energy resources to meet California’s renewables portfolio standards (“RPS”).  Previous filings under prior RPS laws had indicated that BVES had not achieved annual target purchase levels of renewable energy resources and thus, on its face, might be subject to a potential penalty.  However, a new RPS law went into effect in December 2011 which changed, among other things, the prior RPS requirement based upon annual procurement targets to multi-year procurement targets.  Under the new RPS law, BVES must procure sufficient RPS-eligible resources to meet: (i) any RPS procurement requirement deficit for any year prior to 2011, and (ii) RPS procurement requirements for the 2011 — 2013 compliance period by no later than December 31, 2013.  BVES’ first RPS reports under the new law were submitted to the CPUC in March 2012 and August 2012, and did not reflect any RPS procurement deficiencies nor any potential or actual penalties.  Accordingly, no provision for loss has been recorded in the financial statements as of September 30, 2012.

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

In November 2011, GSWC filed for CPUC approval for the purchase of these RECs.   In July 2012, the CPUC approved the purchase.  BVES intends to apply these RECs towards either its pre-2011 renewable energy requirements or its 2011-2013 requirements. The REC’s were purchased for approximately $325,000 during the third quarter of 2012 as an asset and will be included as part of BVES’ electric supply cost balancing account when the RECs are applied towards the RPS requirements.

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

Other Regulatory Matters:

Cost of Capital Proceeding for Water Regions:

In July 2012, the CPUC issued a final decision on GSWC’s water cost of capital proceeding filed in May 2011. The decision approves the settlement agreement entered into between GSWC, along with three other California water utilities, and DRA in November 2011.  The approved settlement authorizes a Return on Equity (“ROE”) of 9.99% and a rate-making capital structure for GSWC of 55% equity and 45% debt. The weighted cost of capital (return on rate base), with an updated embedded debt cost and the settlement ROE, is 8.64%. The new rate of return authorized by the CPUC’s final decision was implemented into water rates retroactive to January 1, 2012.

Among other things, the final decision required GSWC to refund to customers approximately $408,000, representing the settled amount included in the interest rate balancing account.  During the three months ended September 30, 2012, GSWC refunded the majority of this to customers through a one-time surcredit.

The CPUC decision also authorized GSWC to continue the Water Cost of Capital Mechanism (“WCCM”).  The WCCM adjusts ROE and rate of return on rate base between the three-year cost of capital proceedings only if there is a positive or negative change of more than 100 basis points in the average of Moody’s Aa utility bond rate as measured over the period October 1 through September 30.  If the average Moody’s rate for this period changes by over 100 basis points from the benchmark, the ROE will be adjusted by one half of the difference. For the period October 1, 2011 through September 30, 2012, Moody’s rate declined by 112 basis points from the benchmark. As a result, in October 2012, GSWC filed an advice letter to lower its water ROE by 56 basis points, from 9.99% to 9.43%, which will be incorporated in the new 2013 water rates.

Changes in Tax Law

The Small Business Jobs Act of 2010 and the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 (“Tax Relief Acts”) extended 50% bonus depreciation for qualifying property through 2012 and created 100% bonus depreciation for qualifying property placed in service between September 9, 2010 and December 31, 2011.

In June 2011, the CPUC adopted a resolution that requires water utilities to file advice letters implementing a one-way memorandum account to track the revenue effects associated with the Tax Relief Acts. This may result in a reduction in revenue requirements in future rate case proceedings. The effective date of the memorandum account established by the resolution was April 14, 2011.  More specifically, the memorandum account established by the resolution tracks on a CPUC-jurisdictional, revenue-requirement basis: (a) decreases in each impacted utility’s revenue requirement resulting from increases in its deferred tax reserve; and (b) other direct changes in the revenue requirement resulting from taking advantage of the Tax Relief Acts. This resolution also authorizes impacted utilities to use savings from this new tax law to invest in certain additional, needed utility infrastructure, not otherwise funded in rates, within a time frame shorter than would be practicable through the formal application or advice letter processes. The establishment of a memorandum account does not change rates, nor guarantee that rates will be changed in the future. This mechanism simply allows the CPUC to determine at a future date whether rates should be changed. GSWC has evaluated the potential impact of this resolution and does not expect it to have a material impact on its consolidated financial statements. However, at this time, GSWC cannot predict the outcome of this resolution or determine its potential impact, if any, on future rates.

CPUC Subpoena

On December 15, 2011, the CPUC approved a settlement agreement reached between GSWC and DWA to resolve an investigation of certain work orders and charges paid to a specific contractor used previously for numerous construction projects over a period of 14 years.  The settlement provides for refunds to customers totaling $9.5 million to be made over a period of 12-36 months, as well as a reduction in rate-base and other rate adjustments totaling $3.0 million.  As a result of the settlement, management does not expect future increases in the reserve related to this specific contractor.  Refunds totaling $1.1 million and $2.2 million were made to customers during the three and nine months ended September 30, 2012, respectively.

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

The following is a reconciliation of AWR’s net income and weighted average Common Shares outstanding for calculating basic net income per share:

Basic	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(in thousands, except per share amounts)	2012	2011	2012	2011
Net income from continuing operations	$18,664	$15,617	$43,857	$35,300
Net income (loss) from discontinued operations	—	(18)	—	3,850
Total net income	18,664	15,599	43,857	39,150
Less: (a) Distributed earnings to common shareholders	6,766	5,236	17,316	15,311
Distributed earnings to participating securities	52	38	119	102
Undistributed earnings	11,846	10,325	26,422	23,737

(b) Undistributed earnings allocated to common shareholders	11,755	10,250	26,242	23,580
Undistributed earnings allocated to participating securities	91	75	180	157

Total income available to common shareholders, basic (a)+(b)	$18,521	$15,486	$43,558	$38,891

Weighted average Common Shares outstanding, basic	19,059	18,701	18,924	18,672

Basic earnings per Common Share:
Income from continuing operations	$0.97	$0.83	$2.30	$1.88
Income from discontinued operations	—	—	—	0.20
Net Income	$0.97	$0.83	$2.30	$2.08

Diluted EPS is based upon the weighted average number of Common Shares, including both outstanding shares and shares potentially issuable in connection with stock options granted under Registrant’s 2000 and 2008 Employee Plans, and the 2003 Directors Plan, and net income. At September 30, 2012 and 2011, there were 226,208 and 668,360 options outstanding, respectively, under these Plans. At September 30, 2012 and 2011, there were also 148,176 and 136,703 restricted stock units outstanding, respectively.

The following is a reconciliation of AWR’s net income and weighted average Common Shares outstanding for calculating diluted net income per share:

Diluted	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(in thousands, except per share amounts)	2012	2011	2012	2011
Common shareholders earnings, basic	$18,521	$15,486	$43,558	$38,891
Undistributed earnings for dilutive stock options	—	75	180	157
Total common shareholders earnings, diluted	$18,521	$15,561	$43,738	$39,048

Weighted average common shares outstanding, basic	19,059	18,701	18,924	18,672
Stock-based compensation (1)	44	151	114	144
Weighted average common shares outstanding, diluted	19,103	18,852	19,038	18,816

Diluted earnings per Common Share:
Income from continuing operations	$0.97	$0.83	$2.30	$1.88
Income from discontinued operations	—	—	—	0.20
Net Income	$0.97	$0.83	$2.30	$2.08

(1)      In applying the treasury stock method of reflecting the dilutive effect of outstanding stock-based compensation in the calculation of diluted EPS, 182,932 and 425,839 stock options at September 30, 2012 and 2011, respectively, were deemed to be outstanding in accordance with accounting guidance on earnings per share.

All of the 148,176 and 136,703 restricted stock units at September 30, 2012 and 2011, respectively, were included in the calculation of diluted EPS for the nine months ended September 30, 2012 and 2011.

Stock options of 43,276 and 241,921 were outstanding at September 30, 2012 and 2011, respectively, but not included in the computation of diluted EPS because the related option exercise price was greater than the average market price of AWR’s Common Shares for the nine months ended September 30, 2012 and 2011.  Stock options of 600 were outstanding at September 30, 2011, but not included in the computation of diluted EPS because they were anti-dilutive.

During the nine months ended September 30, 2012 and 2011, AWR issued 423,590 and 100,148 Common Shares, for approximately $12,434,000 and $2,350,000, respectively, under AWR’s Common Share Purchase and Dividend Reinvestment Plan, the 401(k) Plan, the 2000 and 2008 Employee Plans, and the 2003 Directors Plan. In addition, Registrant purchased 571,652 and 319,470 Common Shares on the open market during the nine months ended September 30, 2012 and 2011, respectively, under Registrant’s 401(k) Plan and the Common Share Purchase and Dividend Reinvestment Plan. The Common Shares purchased by Registrant were used to satisfy the requirements of these plans.

During the three months ended September 30, 2012 and 2011, AWR paid quarterly dividends of approximately $6.7 million, or $0.355 per share, and $5.2 million, or $0.28 per share, respectively.  During the nine months ended September 30, 2012 and 2011, AWR paid quarterly dividends to shareholders of approximately $17.3 million, or $0.915 per share, and $15.3 million, or $0.82 per share, respectively.

Note 4 — Derivative Instruments:

GSWC purchases certain power at a fixed cost, under a purchased power contract, depending on the amount of power and the period during which the power is purchased.  One of the products under this contract is an option to purchase energy of up to 15 megawatts per hour daily during winter peak months (November through March) and up to 5 megawatts per hour daily during nonpeak months (April through October). The contract is subject to the accounting guidance for derivatives and requires mark-to-market derivative accounting.

The CPUC has authorized GSWC to establish a regulatory asset and liability memorandum account to offset the entries required by the accounting guidance.  Accordingly, all unrealized gains and losses generated from the purchased power contract are deferred on a monthly basis into a non-interest bearing regulatory memorandum account that tracks the changes in fair value of the derivative throughout the term of the contract, having no impact on GSWC’s earnings. Upon expiration of the purchased power contract, the balance in this regulatory memorandum account will be zero.  As of September 30, 2012 there was a $2.7 million cumulative unrealized loss which has been included in the memorandum account.

On January 12, 2012, GSWC executed a new purchased power master agreement. The agreement is subject to CPUC approval, which GSWC plans to file for approval by the end of 2012. If approved, GSWC will be able to purchase 12 megawatts (“MWs”) of base load energy at a fixed price to be negotiated upon CPUC approval of the agreement. GSWC also intends to request CPUC approval of a regulatory asset and liability memorandum account for the new contract to offset the entries required by the accounting guidance on derivatives.

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

The following table presents changes in the fair value of the derivative for the three and nine months ended September 30, 2012 and 2011:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands)	2012	2011	2012	2011
Balance, at beginning of the period	$(5,176)	$(7,475)	$(7,611)	$(6,850)
Unrealized gain (loss) on purchased power contracts	2,457	(101)	4,892	(726)
Balance, at end of the period	$(2,719)	$(7,576)	$(2,719)	$(7,576)

Note 5 — Fair Value of Financial Instruments:

For cash and cash equivalents, accounts receivable, accounts payable and short-term debt, the carrying amount is assumed to approximate fair value due to the short-term nature of the amounts. The table below estimates the fair value of long-term debt held by GSWC. Rates available to GSWC at September 30, 2012 and December 31, 2011 for debt with similar terms and remaining maturities were used to estimate fair value for long-term debt. The interest rates used for the September 30, 2012 valuation decreased as compared to December 31, 2011, increasing the fair value of long-term debt as of September 30, 2012. Changes in the assumptions will produce differing results.

	September 30, 2012		December 31, 2011
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt—GSWC	$344,426	$469,065	$340,686	$437,275

As previously discussed in Note 4, the accounting guidance for fair value measurements establishes a framework for measuring fair value and requires fair value measurements to be classified and disclosed in one of three levels. Publicly issued notes are measured using current U.S. corporate bond yields available for similar financial instruments and are classified as Level 1.  Private placement notes and other long-term debt are measured using current U.S. corporate bond yields for similar debt instruments and are classified as Level 2. The following tables set forth by level, within the fair value hierarchy, GSWC’s long-term debt measured at fair value as of September 30, 2012:

(dollars in thousands)	Level 1	Level 2	Level 3	Total
Long-term debt—GSWC	$295,778	$173,287	—	$469,065

Note 6 — Income Taxes:

As a regulated utility, GSWC treats certain temporary differences as flow-through adjustments in computing its income tax provision consistent with the income tax approach approved by the CPUC for ratemaking purposes. Flow-through adjustments increase or decrease tax expense in one period, with an offsetting decrease or increase occurring in another period. Giving effect to these temporary differences as flow-through adjustments typically results in a greater variance between the effective income tax rate and the statutory federal income tax rate in any given period than would otherwise exist if GSWC were not required to account for its income taxes as a regulated enterprise.  GSWC’s effective income tax rate deviates from the statutory rate primarily due to state taxes and differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (principally plant-, rate-case- and compensation-related items).

Changes in Tax Law

The Tax Relief Acts extended bonus depreciation for qualifying property through 2012.  As a result, Registrant’s current tax expense for 2011 and 2012 reflects benefits from the Tax Relief Acts. Although these law changes reduce AWR’s current taxes payable, they do not reduce its total income tax expense or effective income tax rate.

In December 2011, the U.S. Treasury Department issued temporary regulations related to the tax treatment of tangible property, including guidance on expensing certain repairs and maintenance expenditures for which separate guidance has not been issued. These regulations are effective for tax years beginning on or after January 1, 2012.  The majority of GSWC’s assets consist of water pipelines. For these assets the regulations did not provide any new guidance. Registrant is evaluating its water-pipeline tax repair-cost method.  Registrant is also evaluating other tax-method changes provided for under the regulations; however, the effects on its tax expense and tax balances are not anticipated to be significant. Although these temporary regulations are expected to reduce AWR’s current taxes payable, they do not reduce its total effective income tax rate.

Note 7 — Employee Benefit Plans:

The components of net periodic benefit costs, before allocation to the overhead pool, for Registrant’s pension plan, postretirement plan, and Supplemental Executive Retirement Plan (“SERP”) for the three and nine months ended September 30, 2012 and 2011 are as follows:

	For The Three Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2012	2011	2012	2011	2012	2011
Components of Net Periodic Benefits Cost:
Service cost	$1,670	$1,406	$112	$107	$183	$150
Interest cost	1,663	1,631	136	153	122	116
Expected return on plan assets	(1,634)	(1,587)	(90)	(74)	—	—
Amortization of transition	—	—	105	105	—	—
Amortization of prior service cost (benefit)	31	30	(50)	(50)	40	40
Amortization of actuarial loss	759	310	—	—	77	34
Net periodic pension cost under accounting standards	2,489	1,790	213	241	422	340
Regulatory adjustment — deferred (1)	(596)	(127)	—	—	—	—
Total expense recognized, before allocation to overhead pool	$1,893	$1,663	$213	$241	$422	$340

	For The Nine Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2012	2011	2012	2011	2012	2011
Components of Net Periodic Benefits Cost:
Service cost	$5,007	$4,218	$336	$321	$549	$450
Interest cost	4,992	4,893	408	459	366	348
Expected return on plan assets	(4,905)	(4,761)	(270)	(221)	—	—
Amortization of transition	—	—	315	315	—	—
Amortization of prior service cost (benefit)	90	89	(150)	(150)	120	121
Amortization of actuarial loss	2,277	931	—	—	231	101
Net periodic pension cost under accounting standards	7,461	5,370	639	724	1,266	1,020
Regulatory adjustment — deferred (1)	(1,794)	(380)	—	—	—	—
Total expense recognized, before allocation to overhead pool	$5,667	$4,990	$639	$724	$1,266	$1,020

(1)   Regulatory Adjustment - In November 2010, the CPUC authorized GSWC to establish a two-way balancing account, effective January 1, 2010, to track differences between the forecasted annual pension expenses adopted in rates and the actual annual expense to be recorded by GSWC in accordance with the accounting guidance for pension costs.  As of September 30, 2012, GSWC has included a $3.7 million under-collection in the two-way pension balancing account recorded as a regulatory asset (Note 2).

During the three and nine months ended September 30, 2012, Registrant contributed $4.3 million and $6.1 million to the pension plan, respectively. Registrant expects to contribute approximately $500,000 to the postretirement medical plan during the fourth quarter of 2012.

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

The City of Claremont (“Claremont”) located in GSWC’s Region III, has expressed various concerns to GSWC about rates charged by GSWC and the effectiveness of the CPUC’s rate-setting procedures. On January 5, 2012, the Claremont City council members directed staff to pursue analysis required for potential acquisition of the water system and allocated funds from its general reserve for such analysis. On June 27, 2012, Claremont notified GSWC of its intent to appraise the value of GSWC’s water system serving Claremont. Claremont’s City Council is currently reviewing its appraisal of GSWC’s water system in Claremont. GSWC serves approximately 11,000 customers in Claremont.

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

Santa Maria Groundwater Basin Adjudication:

In 1997, the Santa Maria Valley Water Conservation District (“plaintiff”) filed a lawsuit against multiple defendants, including GSWC, the City of Santa Maria, and several other public water purveyors. The plaintiff’s lawsuit sought an adjudication of the Santa Maria Groundwater Basin (the “Basin”). A stipulated settlement of the lawsuit has been reached, subject to CPUC approval.  The settlement, among other things, if approved by the CPUC, would preserve GSWC’s historical pumping rights and secure supplemental water rights for use in case of drought or other reductions in the natural yield of the Basin. GSWC, under the stipulation, has a right to 10,000 acre-feet of groundwater replenishment provided by the Twitchell Project, a storage and flood control reservoir project operated by the Santa Maria Valley Conservation District.  A monitoring and annual reporting program has been established to allow the parties to responsibly manage the Basin and to respond to shortage conditions.  If severe water shortage conditions are found over a period of five years, the management area engineer will make findings and recommendations to alleviate such shortages.  If the Basin experiences severe shortage conditions, the court has the authority to limit GSWC’s groundwater production to 10,248 acre-feet per year, based on developed water in the Basin.  Over the last five years, GSWC’s average groundwater production has been 10,140 acre-feet per year.

On February 11, 2008, the court issued its final judgment, which approved and incorporated the stipulation.  The judgment awarded GSWC prescriptive rights to groundwater against the non-stipulating parties.  In addition, the judgment granted GSWC the right to use the Basin for temporary storage and to recapture 45 percent of the return flows that are generated from its importation of State Water Project water.  Pursuant to this judgment, the court retained jurisdiction over all of the parties to make supplemental orders or to amend the judgment as necessary.  On March 20, 2008, the non-stipulating parties filed notices of appeal.  In August 2010, the appellants filed their opening briefs, and oral arguments were heard on September 11, 2012.  Registrant is unable to predict the outcome of the appeal.

Environmental Clean-Up and Remediation:

Chadron Plant: GSWC has been involved in environmental remediation and clean-up at a plant site (“Chadron Plant”) that contained an underground storage tank which was used to store gasoline for its vehicles. This tank was removed in July 1990 along with the dispenser and ancillary piping. Since then, GSWC has been involved in various remediation activities at this site.  After many years of remediation activities, the majority of the leaked gasoline product has been removed.  However, a sheen of gasoline still remains at the top of the groundwater.  Additional groundwater remediation will be required before soil remediation can be commenced.  Management at this time cannot estimate when additional soil remediation will commence, due to the persistence of gasoline product in the groundwater.   As of September 30, 2012, the total spent to clean-up and remediate GSWC’s plant facility was approximately $3.5 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund. Amounts paid by GSWC have been included in rate-base and approved by the CPUC for recovery.

As of September 30, 2012, GSWC has an accrued liability for the estimated additional cost of $1.2 million to complete the clean-up at the site. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management also believes it is probable that the estimated additional costs will be approved in rate base by the CPUC and has recorded a corresponding regulatory asset.

Other Litigation:

Registrant is also subject to other ordinary routine litigation incidental to its business. Management believes that rate recovery, proper insurance coverage and reserves are in place to insure against property, professional and general liability and workers’ compensation claims incurred in the ordinary course of business. Registrant is unable to predict an estimate of the loss, if any, resulting from any pending suits or administrative proceedings, but does not believe the impact, if any, would be material.

Note 9 — Discontinued Operations:

On May 31, 2011, AWR sold CCWC to EPCOR Water (USA) Inc. for a total purchase price of $35.2 million, including the assumption of approximately $5.6 million of long-term debt. AWR received approximately $29.6 million in cash, which was primarily used to pay down short-term borrowings.  The completion of the sale generated a gain (net of taxes and transaction costs) of approximately $2.2 million during 2011.  A summary of discontinued operations presented in the consolidated statements of income for the three and nine months ended September 30, 2011 are as follows:

(dollars in thousands)	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Operating revenues	$—	$3,492
Operating expenses	—	660
Operating income	—	2,832
Interest expense, net	—	(142)
Income before income taxes	—	2,690
Income tax expense	—	1,078
Income from the operations, net of tax	—	1,612

Gain on sale of business, net of tax	—	2,454
Transaction costs, net of tax	(18)	(216)
Net gain on sale and transaction costs	(18)	2,238

Income (loss) from discontinued operations (1)	$(18)	$3,850

(1)         Corporate overhead costs allocated to CCWC have been excluded from discontinued operations and have been included in other operating expenses and administrative and general expenses as part of continuing operations as they continue to be incurred, primarily at GSWC.

Note 10 — Business Segments:

AWR has three reportable segments, water, electric and contracted services, whereas GSWC has two segments, water and electric. Within the segments, AWR has two principal business units: water and electric service utility operations conducted through GSWC, and one contracted services unit conducted through ASUS and its subsidiaries. AWR has no material assets other than its investments in its subsidiaries on a stand-alone basis.

All activities of GSWC are geographically located within California.  The operating activities of CCWC have been included in discontinued operations as described in Note 9.  All activities of CCWC were located in the state of Arizona. GSWC is, and CCWC was, a rate-regulated utility.

Activities of ASUS and its subsidiaries are conducted in California, Georgia, Maryland, New Mexico, North Carolina, South Carolina, Texas, and Virginia.  Each of ASUS’s wholly owned subsidiaries is regulated by the state in which the subsidiary primarily conducts water and/or wastewater operations.  Fees charged for operations and maintenance, and renewal and replacement services are based upon the terms of the contracts with the U.S. government which have been filed with the commissions in the states in which ASUS’s subsidiaries are incorporated.

The tables below set forth information relating to GSWC’s operating segments, ASUS and its subsidiaries, and other matters. The identifiable assets are net of respective accumulated provisions for depreciation. Capital additions reflect capital expenditures paid in cash and exclude property installed by developers and conveyed to GSWC and through May 31, 2011 for CCWC.

	As Of And For The Three Months Ended September 30, 2012
	GSWC		ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric	Contracts	Parent	AWR
Operating revenues	$90,604	$8,549	$34,368	$—	$133,521
Operating income (loss)	28,355	1,606	6,545	(26)	36,480
Interest expense, net	5,178	397	24	—	5,599
Utility plant	867,310	40,057	4,660	—	912,027
Depreciation and amortization expense	9,405	536	289	—	10,230
Capital additions	17,347	1,155	220	—	18,722

	As Of And For The Three Months Ended September 30, 2011
	GSWC		CCWC	ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric	Water	Contracts	Parent	AWR
Operating revenues	$89,570	$8,744	$—	$21,395	$—	$119,709
Operating income (loss)	26,752	1,648	—	4,025	(5)	32,420
Interest expense, net	5,588	401	—	84	(81)	5,992
Utility plant	848,647	38,063	—	4,424	—	891,134
Depreciation and amortization expense	8,832	502	—	220	—	9,554
Loss from discontinued operations, net of tax (2)	—	—		—	(18)	(18)
Capital additions	24,690	684	—	905	—	26,279

	As Of And For The Nine Months Ended September 30, 2012
	GSWC		ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric	Contracts	Parent	AWR
Operating revenues	$237,447	$27,735	$89,298	$—	$354,480
Operating income (loss)	65,872	6,946	17,275	(121)	89,972
Interest expense, net	15,399	1,186	118	(24)	16,679
Utility plant	867,310	40,057	4,660	—	912,027
Depreciation and amortization expense	28,527	1,756	844	—	31,127
Capital additions	44,831	2,399	939	—	48,169

	As Of And For The Nine Months Ended September 30, 2011
	GSWC		CCWC	ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric	Water	Contracts	Parent	AWR
Operating revenues	$234,047	$27,178	$—	$62,620	$—	$323,845
Operating income (loss) (1)	65,320	4,829	(356)	9,820	(59)	79,554
Interest expense, net	16,780	1,217	—	309	1	18,307
Utility plant	848,647	38,063	—	4,424	—	891,134
Depreciation and amortization expense	26,662	1,509	—	658	—	28,829
Income from discontinued operations, net of tax (2)	—	—	1,612	—	2,238	3,850
Capital additions	59,776	2,313	—	1,485	—	63,574

The following table reconciles total utility plant (a key figure for rate-making) to total consolidated assets (in thousands):

	September 30,
	2012	2011
Total utility plant	$912,027	891,134
Other assets	377,611	304,714
Total consolidated assets	$1,289,638	$1,195,848

(1)         Operating income (loss) include CCWC’s allocated corporate overhead costs that are now primarily at GSWC.

(2)         In accordance with the accounting guidance relating to assets held for sale, Registrant did not record depreciation expense for CCWC in 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information on AWR’s consolidated operations and assets and where necessary, includes specific references to AWR’s individual segments and/or other subsidiaries: GSWC, ASUS and its subsidiaries, and AWR’s former subsidiary, CCWC. Included in the following analysis is a discussion of water and electric gross margins.  Water and electric gross margins are computed by taking total revenues, less total supply costs.  Registrant uses these margins and related percentages as important measures in evaluating its operating results.  Registrant believes these measures are useful internal benchmarks in evaluating the performance of GSWC. The discussion and tables included in the following analysis also present Registrant’s operations in terms of earnings per share by business segment.  Registrant believes that the disclosure of earnings per share by business segment provides investors with clarity surrounding the performance of its differing services and information that could be indicative of future performance for each business segment.  Registrant reviews these measurements regularly and compares them to historical periods and to its operating budget as approved. However, these measures, which are not presented in accordance with Generally Accepted Accounting Principles (“GAAP”), may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to operating income or earnings per share, which are determined in accordance with GAAP. A reconciliation of water and electric gross margins to the most directly comparable GAAP measures are included in the table under the section titled “Operating Expenses: Supply Costs.”  Reconciliations to AWR’s diluted earnings per share are included in the discussions under the sections titled “Summary Results by Segment.”

Overview

Registrant’s revenues, operating income and cash flows are earned primarily: (i) through delivering potable water to homes and businesses in various parts of California, (ii) through its contracted services business for the operation and maintenance and renewal and replacement of water and/or wastewater systems for the U.S. government at various military bases, and (iii) through the delivery of electricity in the Big Bear area of San Bernardino County, California. Rates charged to GSWC customers are determined by the CPUC. These rates are intended to allow recovery of operating costs and a reasonable rate of return on capital.  Registrant plans to continue to seek additional rate increases in future years from the CPUC to recover operating and supply costs and receive reasonable returns on invested capital. Capital expenditures in future years at GSWC are expected to remain at much higher levels than depreciation expense. When necessary, Registrant obtains funds from external sources in the debt and equity capital markets and through bank borrowings.

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

Summary of Third Quarter Results by Segment

The table below sets forth the third quarter diluted earnings per share by business segment from continuing operations:

	Diluted Earnings per Share
	3 Months Ended
	9/30/2012	9/30/2011	CHANGE

Water	$0.71	$0.64	$0.07
Electric	0.05	0.05	—
Contracted services	0.21	0.13	0.08
AWR (parent)	—	0.01	(0.01)
Totals from continuing operations, as reported	$0.97	$0.83	$0.14

For the three months ended September 30, 2012, diluted earnings per share from water operations increased $0.07 to $0.71 per share as compared to $0.64 per share for the three months ended September 30, 2011.  Impacting the comparability of the two periods were the following items:

•      An increase in the water gross margin of approximately $1.3 million, or $0.04 per share, during the three months ended September 30, 2012 as compared to the same period in 2011 due primarily to rate increases in 2012 approved by the CPUC to recover infrastructure improvements and operating costs.

•      A decrease in operating expenses (other than supply costs) by approximately $268,000, or $0.01 per share, due primarily to a decrease in administrative and general expenses resulting from lower outside service costs, labor and other employee related costs.  These decreases were partially offset by an increase in depreciation expense resulting from additions to utility plant.

•      An overall decrease in interest expense (net of interest income and other non-operating items) of $800,000, or $0.02 per share, due primarily to: (i) a decrease in short-term bank borrowings; (ii) higher interest income earned on regulatory assets and a refund claim currently under review by the Internal Revenue Service; and (iii) gains recorded on one of GSWC’s investments.

For the three months ended September 30, 2012 and 2011, diluted earnings from electric operations remained flat at $0.05 per share.

For the three months ended September 30, 2012, fully diluted earnings from contracted services increased by $0.08 per share to $0.21 per share as compared to the same period in 2011 due primarily to a higher construction dollar margin at the Fort Bragg military base in North Carolina and the military bases in Virginia resulting from an increase in construction activities at these bases.

The tables below set forth summaries of the third quarter results of operations by business segment (dollars in thousands):

	Operating Revenues				Pretax Operating Income
	3 Months	3 Months			3 Months	3 Months
	Ended	Ended	$	%	Ended	Ended	$	%
	9/30/2012	9/30/2011	CHANGE	CHANGE	9/30/2012	9/30/2011	CHANGE	CHANGE

Water	$90,604	$89,570	$1,034	1.2%	$28,355	$26,752	$1,603	6.0%
Electric	8,549	8,744	(195)	-2.2%	1,606	1,648	(42)	-2.5%
Contracted services	34,368	21,395	12,973	60.6%	6,545	4,025	2,520	62.6%
AWR (parent)	—	—	—	—	(26)	(5)	(21)	420.0%
Totals from continuing operations	$133,521	$119,709	$13,812	11.5%	$36,480	$32,420	$4,060	12.5%

Summary of Year-to-Date Results by Segment

The table below sets forth the year-to-date diluted earnings per share by business segment from continuing operations, as reported:

	Diluted Earnings per Share
	9 Months Ended
	9/30/2012	9/30/2011	CHANGE

Water	$1.55	$1.44	$0.11
Electric	0.20	0.12	0.08
Contracted services	0.55	0.31	0.24
AWR (parent)	—	0.01	(0.01)
Totals from continuing operations, as reported	$2.30	$1.88	$0.42

For the nine months ended September 30, 2012, diluted earnings per share contributed by the water segment were $1.55 per share as compared to $1.44 per share for the same period in 2011. The significant items in the water segment between the two periods were:

•                  An increase in the water gross margin of $3.5 million, or $0.10 per share, during the nine months ended September 30, 2012 primarily as the result of CPUC-approved third year rate increases effective January 1, 2012 to recover infrastructure improvements and operating costs.

•      An increase in operating expenses (other than supply costs) by approximately $2.5 million, or $0.08 per share, due primarily to increases in: (i) depreciation expense resulting from additions to utility plant; (ii) other operation expenses due, in large part, to higher labor and other employee benefits, conservation costs and bad debt expense; and (iii) property and other taxes related to franchise fees.  These increases were partially offset by a decrease in administrative and general expenses resulting primarily from lower outside service costs.

•      An overall decrease in interest expense (net of interest income and other non-operating items) of approximately $2.4 million, or $0.07 per share, primarily due to lower short-term bank borrowing and the recording of a $381,000 reduction in interest expense in connection with the CPUC’s final decision issued in July 2012 on the water cost of capital proceeding.  In addition, included in the nine months ended September 30, 2011 results was an interest charge of $553,000 related to the redemption of $22.0 million of GSWC’s 7.65% Medium-Term Notes that did not recur in 2012.  This charge was reversed in the fourth quarter of 2011 and was capitalized to be amortized over the life of new notes pursuant to the cost of capital settlement at the time.

•                  A decrease in the effective income tax rate during the nine months ended September 30, 2012 as compared to the same period in 2011, increasing earnings by approximately $0.02 per share during the first nine months of 2012 primarily resulting from changes between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements.

For the nine months ended September 30, 2012, fully diluted earnings from GSWC’s electric operations increased by $0.08 per share as compared to the same period in 2011, due primarily to: (i) the CPUC’s approval of GSWC’s application to recover $1.2 million, or $0.04 per share, in legal and outside service costs previously incurred in connection with our  efforts to procure renewable energy resources; (ii) an increase in the electric gross margin of $1.1 million, or $0.03 per share; and (iii) a decrease in the effective income tax rate increasing earnings by approximately $0.02 per share. These increases were partially offset by an increase in other operating expenses (excluding the $1.2 million recovery of legal costs discussed above), which decreased earnings by $0.01 per share.

For the nine months ended September 30, 2012, fully diluted earnings from contracted services increased by $0.24 per share as compared to the same period in 2011 due primarily to a higher construction dollar margin at the Fort Bragg military base in North Carolina, the military bases in Virginia and at Andrews Air Force Base in Maryland resulting from an increase in construction activities at these bases. At Fort Bragg, there continues to be significant progress made on a major water and wastewater pipeline replacement project estimated to be substantially completed by the end of 2013.

The table below sets forth the year-to-date results by business segment for continuing operations (dollars in thousands):

	Operating Revenues				Pretax Operating Income
	9 Months	9 Months			9 Months	9 Months
	Ended	Ended	$	%	Ended	Ended	$	%
	9/30/2012	9/30/2011	CHANGE	CHANGE	9/30/2012	9/30/2011	CHANGE	CHANGE

Water	$237,447	$234,047	$3,400	1.5%	$65,872	$64,964	$908	1.4%
Electric	27,735	27,178	557	2.0%	6,946	4,829	2,117	43.8%
Contracted services	89,298	62,620	26,678	42.6%	17,275	9,820	7,455	75.9%
AWR (parent)	—	—	—	—	(121)	(59)	(62)	105.1%
Totals from continuing operations	$354,480	$323,845	$30,635	9.5%	$89,972	$79,554	$10,418	13.1%

Discontinued Operations:

Net income from discontinued operations for the nine months ended September 30, 2011 was $3.9 million, due primarily to the gain on sale of CCWC of $2.2 million, net of taxes and transaction costs, or $0.12 per share.   Excluding the gain on sale, there was also net income of $1.6 million from CCWC’s operations for the first five months of 2011.

The following discussion and analysis provides information on AWR’s consolidated operations and where necessary, includes specific references to AWR’s individual segments and/or other continuing subsidiaries: GSWC and ASUS and its subsidiaries, and the discontinued operations of CCWC.

Consolidated Results of Operations — Three Months Ended September 30, 2012 and 2011 (dollars in thousands, except per share amounts):

	3 Months	3 Months
	Ended	Ended	$	%
	9/30/2012	9/30/2011	CHANGE	CHANGE
OPERATING REVENUES
Water	$90,604	$89,570	$1,034	1.2%
Electric	8,549	8,744	(195)	-2.2%
Contracted services	34,368	21,395	12,973	60.6%
Total operating revenues	133,521	119,709	13,812	11.5%

OPERATING EXPENSES
Water purchased	18,874	16,094	2,780	17.3%
Power purchased for pumping	3,067	3,141	(74)	-2.4%
Groundwater production assessment	3,923	3,795	128	3.4%
Power purchased for resale	2,854	3,038	(184)	-6.1%
Supply cost balancing accounts	1,960	5,050	(3,090)	-61.2%
Other operation expenses	7,394	7,398	(4)	-0.1%
Administrative and general expenses	17,362	18,022	(660)	-3.7%
Depreciation and amortization	10,230	9,554	676	7.1%
Maintenance	4,232	4,346	(114)	-2.6%
Property and other taxes	3,878	3,682	196	5.3%
ASUS construction expenses	23,332	13,169	10,163	77.2%
Net gain on sale of property	(65)	—	(65)	100.0%
Total operating expenses	97,041	87,289	9,752	11.2%

OPERATING INCOME	36,480	32,420	4,060	12.5%

OTHER INCOME AND EXPENSES
Interest expense	(6,018)	(6,194)	176	-2.8%
Interest income	419	202	217	107.4%
Other	219	(170)	389	-228.8%
Total other income and expenses	(5,380)	(6,162)	782	-12.7%

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	31,100	26,258	4,842	18.4%
Income tax expense	12,436	10,641	1,795	16.9%
INCOME FROM CONTINUING OPERATIONS	18,664	15,617	3,047	19.5%

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	(18)	18	-100.0%
NET INCOME	$18,664	$15,599	$3,065	19.6%

Basic earnings from continuing operations	$0.97	$0.83	$0.14	16.9%
Basic earnings from discontinued operations	—	—	—	—
	$0.97	$0.83	$0.14	16.9%

Diluted earnings from continuing operations	$0.97	$0.83	$0.14	16.9%
Diluted earnings from discontinued operations	—	—	—	—
	$0.97	$0.83	$0.14	16.9%

Operating Revenues

General

Registrant relies upon rate approvals by the CPUC to recover operating expenses and to provide for a return on invested and borrowed capital used to fund utility plant for GSWC. ASUS files price redeterminations and equitable adjustments with the U.S. government in order to recover operating expenses and provide profit margin for contracted services.  If adequate rate relief and price redeterminations and adjustments are not granted in a timely manner, operating revenues and earnings can be negatively impacted.  ASUS’s earnings can also be positively impacted by additional construction projects at each of the Military Utility Privatization Subsidiaries.

Water

For the three months ended September 30, 2012, revenues from water operations increased to $90.6 million, as compared to $89.6 million for the three months ended September 30, 2011.  The increase in water revenues is primarily due to CPUC-approved third year rate increases for Regions II and III effective January 1, 2012 to recover infrastructure improvements and operating costs.

GSWC’s revenue requirement and volumetric revenues are adopted as part of a general rate case (“GRC”) every three years. GSWC filed a GRC for all three water regions in July of 2011 with rates expected to be effective January 2013.  As further discussed in the Regulatory Matters section, in June 2012, GSWC filed a motion to adopt a settlement agreement resolving most issues between GSWC, the CPUC’s Division of Ratepayer Advocates and The Utility Reform Network in connection with this GRC.  The CPUC has not yet acted on this motion.

GSWC’s billed customer water usage increased by approximately 2.8% as compared to the third quarter of 2011 but was lower than adopted consumption.  Changes in consumption do not have a significant impact on earnings due to the CPUC-approved Water Revenue Adjustment Mechanism (“WRAM”) account in all three water regions. GSWC records the difference between what it bills its water customers and that which is authorized by the CPUC in the WRAM accounts.

Electric

For the three months ended September 30, 2012, revenues from electric operations decreased slightly to $8.5 million compared to $8.7 million for the same period in 2011 due to a decrease in electric usage and a decrease in electric supply costs of $138,000 during the three months ended September 30, 2012, which resulted in a corresponding decrease in electric revenues.

Billed electric usage decreased by 2.3% during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.  Due to the CPUC-approved Base Revenue Requirement Adjustment Mechanism, which adjusts certain revenues to adopted levels authorized by the CPUC, changes in usage did not have a significant impact on earnings.

Contracted Services

Revenues from contracted services are composed of construction revenues (including renewals and replacements) and management fees for operating and maintaining the water and/or wastewater systems at military bases.  For the three months ended September 30, 2012, revenues from contracted services increased by $13.0 million, or 61%, to $34.4 million as compared to $21.4 million for the three months ended September 30, 2011. This is due primarily to an increase in construction activities related to various projects at all military bases, particularly at Fort Bragg in North Carolina, where a major water and wastewater pipeline replacement project is underway.  This project is estimated to be substantially completed by the end of 2013.

Contracted services continues to receive U.S. government awarded contract modifications and agreements with third-party prime contractors for new construction projects at the Military Utility Privatization Subsidiaries. The majority of new construction activity is expected to be performed during the next twelve months.  Earnings and cash flows from amendments and modifications to the original 50-year contracts with the U.S. government and agreements with third-party prime contractors for additional construction projects may or may not continue in future periods.

Operating Expenses:

Supply Costs

Supply costs for the water segment consist of purchased water, purchased power for pumping, groundwater production assessments and water supply cost balancing accounts. Supply costs for the electric segment consist of purchased power for resale (including the cost of natural gas used by BVES’s generating unit) and the electric supply cost balancing account. Water and electric gross margins are computed by taking total revenues, less total supply costs. Registrant uses these gross margins and related percentages as important measures in evaluating its operating results. Registrant believes these measures are useful internal benchmarks in evaluating the utility business performance within its water and electric segments. Registrant reviews these measurements regularly and compares them to historical periods and to its operating budget. However, these measures, which are not presented in accordance with Generally Accepted Accounting Principles (“GAAP”), may not be comparable to similarly titled measures used by other entities and should not be considered as alternatives to operating income, which is determined in accordance with GAAP.

Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for 31.6% and 35.7% of total operating expenses for the three months ended September 30, 2012 and 2011, respectively.

The table below provides the amount of increases (decreases), percent changes in supply costs, and gross margins during the three months ended September 30, 2012 and 2011 (dollars in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	9/30/2012	9/30/2011	CHANGE	CHANGE
WATER OPERATING REVENUES (1)	$90,604	$89,570	$1,034	1.2%
WATER SUPPLY COSTS:
Water purchased (1)	$18,874	$16,094	$2,780	17.3%
Power purchased for pumping (1)	3,067	3,141	(74)	-2.4%
Groundwater production assessment (1)	3,923	3,795	128	3.4%
Water supply cost balancing accounts (1)	1,364	4,500	(3,136)	-69.7%
TOTAL WATER SUPPLY COSTS	$27,228	$27,530	$(302)	-1.1%
WATER MARGIN (2)	$63,376	$62,040	$1,336	2.2%
PERCENT MARGIN - WATER	69.9%	69.3%

ELECTRIC OPERATING REVENUES (1)	$8,549	$8,744	$(195)	-2.2%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	$2,854	$3,038	$(184)	-6.1%
Electric supply cost balancing accounts (1)	596	550	46	8.4%
TOTAL ELECTRIC SUPPLY COSTS	$3,450	$3,588	$(138)	-3.8%
ELECTRIC MARGIN (2)	$5,099	$5,156	$(57)	-1.1%
PERCENT MARGIN - ELECTRIC	59.6%	59.0%

(1)

As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above are shown on AWR’s Consolidated Statements of Income and totaled $1,960,000 and $5,050,000 for the three months ended September 30, 2012 and 2011, respectively.

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

For the three months ended September 30, 2012, 39.2% of GSWC’s water supply mix was purchased as compared to 36.8% purchased for the three months ended September 30, 2011.  However, as noted above, the implementation of the MCBA for GSWC’s water regions eliminates the effects of changes in the water supply mix on earnings. The overall adopted percentages of purchased water for the three months ended September 30, 2012 was approximately 43.8% as compared to the overall actual purchased water of 39.2% as stated above.  The overall water margin percent was 69.9% in the third quarter of 2012 as compared to 69.3% in the same period of 2011.

Purchased water costs for the three months ended September 30, 2012 increased to $18.9 million as compared to $16.1 million in the same period of 2011. This increase was primarily due to higher water rates charged by wholesale suppliers and an increase in the amount of water purchased in all regions due to an increase in customers’ water consumption.

For the three months ended September 30, 2012, power purchased for pumping was consistent with the amount incurred for the third quarter of 2011.  Although there was an increase in electric power used as compared to the third quarter of 2011, these increases were offset by a decrease in rates charged by power suppliers.

For the three months ended September 30, 2012, groundwater production assessments increased by $128,000 due to an increase in pump tax rates levied against groundwater production effective July 2012.

A decrease of $3.1 million in the water supply cost balancing account provision during the three months ended September 30, 2012 as compared to the same period in 2011 was primarily due to an increase in the actual purchased water supply mix, causing a decrease in the MCBA account as compared to the third quarter of 2011.  In addition, certain surcharges related to supply cost balancing accounts in effect during the three months ended September 30, 2011, expired in early 2012.

For the three months ended September 30, 2012, the cost of power purchased for resale to customers in GSWC’s BVES division decreased slightly to $2.9 million compared to $3.0 million for the same period in 2011. In addition to lower customer usage, for the three months ended September 30, 2012, BVES purchased seasonal energy in the spot market at an average price of $39.29 per megawatt hour (“MWh”), as compared to an average price of $44.56 in the spot market for the same period of 2011. BVES also purchases power at $67.90 per MWh under an existing purchased power contract. The difference between the price of purchased power and $77 per MWh as authorized by the CPUC is reflected in the electric supply cost balancing account.

Other Operation Expenses

The primary components of other operation expenses for GSWC include payroll, materials and supplies, chemicals and water treatment costs, and outside service costs for operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, and operation of district offices.  Registrant’s electric and contracted services operations incur many of the same types of costs as well.  For the three months ended September 30, 2012 and 2011, other operation expenses by segment consisted of the following (dollars in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	9/30/2012	9/30/2011	CHANGE	CHANGE
Water Services	$6,244	$6,379	$(135)	-2.1%
Electric Services	615	554	61	11.0%
Contracted Services	535	465	70	15.1%
Total other operation expenses	$7,394	$7,398	$(4)	-0.1%

For the three months ended September 30, 2012, other operation expenses for water services decreased by $135,000 primarily due to a $117,000 decrease in costs related to conservation programs, a $235,000 decrease in water treatment costs, and a $21,000 decrease in miscellaneous other operation expenses.  These decreases were partially offset by an increase in bad debt expense of $150,000 and increases in labor and other employee related benefits of $88,000.

The increase in other operation expenses during the three months ended September 30, 2012 for electric services was primarily due to an increase in outside service costs as compared to the same period in 2011.

Other operation expenses for contracted services increased by $70,000 primarily due to an increase in labor costs partially offset by lower water treatment costs incurred at Fort Bragg in North Carolina.

Administrative and General Expenses

Administrative and general expenses include payroll related to administrative and general functions, the related employee benefits charged to expense accounts, insurance expenses, outside legal and consulting fees, regulatory utility commission expenses, expenses associated with being a public company, and general corporate expenses. For the three months ended September 30, 2012 and 2011, administrative and general expenses by segment, including AWR (parent), consisted of the following (dollars in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	9/30/2012	9/30/2011	CHANGE	CHANGE
Water Services	$12,741	$13,393	$(652)	-4.9%
Electric Services	1,880	2,004	(124)	-6.2%
Contracted Services	2,715	2,620	95	3.6%
AWR (parent)	26	5	21	420.0%
Total administrative and general expenses	$17,362	$18,022	$(660)	-3.7%

For the three months ended September 30, 2012, administrative and general expenses decreased by $652,000 in water services compared to the three months ended September 30, 2011 due to decreases in legal and outside service costs of $252,000, data transmission line costs of $152,000, labor costs and other employee related benefits of $133,000, and other miscellaneous administrative and general expenses of $115,000.

For the three months ended September 30, 2012, administrative and general expenses for electric services decreased by $124,000 due to lower legal and outside service costs of $311,000 as compared to the same period in 2011.  This decrease was partially offset by an increase in labor and other employee related benefits of $154,000 and an increase of $33,000 in other miscellaneous administrative and general expenses.

For the three months ended September 30, 2012, administrative and general expenses for contracted services increased by $95,000 due primarily to an increase in outside services, primarily at Fort Bliss in Texas.

Depreciation and Amortization

For the three months ended September 30, 2012 and 2011 depreciation and amortization expense by segment consisted of the following (dollars in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	9/30/2012	9/30/2011	CHANGE	CHANGE
Water Services	$9,405	$8,832	$573	6.5%
Electric Services	536	502	34	6.8%
Contracted Services	289	220	69	31.4%
Total depreciation and amortization	$10,230	$9,554	$676	7.1%

For the three months ended September 30, 2012, depreciation and amortization expense for water and electric services increased by $607,000 to $9.9 million compared to $9.3 million for the same period in 2011 due primarily to approximately $93.1 million of additions to utility plant during 2011.  Registrant believes that depreciation expense related to property additions approved by the CPUC will be recovered through rates.

Maintenance

For the three months ended September 30, 2012 and 2011, maintenance expense by segment consisted of the following (dollars in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	9/30/2012	9/30/2011	CHANGE	CHANGE
Water Services	$3,590	$3,530	$60	1.7%
Electric Services	211	235	(24)	-10.2%
Contracted Services	431	581	(150)	-25.8%
Total maintenance	$4,232	$4,346	$(114)	-2.6%

Maintenance expense for contracted services decreased by $150,000 due primarily to the need to perform capital work to renew and replace infrastructure in lieu of routine maintenance service. Such activity is reflected under construction expense.

Property and Other Taxes

For the three months ended September 30, 2012 and 2011, property and other taxes by segment consisted of the following (dollars in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	9/30/2012	9/30/2011	CHANGE	CHANGE
Water Services	$3,108	$3,153	$(45)	-1.4%
Electric Services	249	213	36	16.9%
Contracted Services	521	316	205	64.9%
Total property and other taxes	$3,878	$3,682	$196	5.3%

Property and other taxes overall for contracted services increased by $205,000 for the three months ended September 30, 2012 due to an increase in payroll taxes.

ASUS Construction Expenses

For the three months ended September 30, 2012, construction expenses for contracted services were $23.3 million, increasing $10.2 million compared to the same period in 2011, due primarily to additional construction activity at all military bases, particularly at Fort Bragg in North Carolina and the military bases in Virginia.

Interest Expense

For the three months ended September 30, 2012 and 2011, interest expense by segment, including AWR (parent) consisted of the following (dollars in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	9/30/2012	9/30/2011	CHANGE	CHANGE
Water Services	$5,548	$5,737	$(189)	-3.3%
Electric Services	411	401	10	2.5%
Contracted Services	56	85	(29)	-34.1%
AWR (parent)	3	(29)	32	-110.3%
Total interest expense	$6,018	$6,194	$(176)	-2.8%

Overall, interest expense decreased by $176,000 during the third quarter of 2012 as compared to the same period in 2011 due, in part, to a decrease in short term borrowings under the Registrant’s revolving credit facility. There were no borrowings under the facility during the three months ended September 30, 2012.  The average bank loan balance outstanding under the facility was $9.5 million during the same period of 2011. The average interest rate on short-term borrowings for the three months ended September 30, 2011 was approximately 1.5%.

Interest Income

For the three months ended September 30, 2012 and 2011, interest income by segment, including AWR (parent) consisted of the following (dollars in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	9/30/2012	9/30/2011	CHANGE	CHANGE
Water Services	$370	$149	$221	148.3%
Electric Services	14	—	14	100%
Contracted Services	32	1	31	3100.0%
AWR (parent)	3	52	(49)	-94.2%
Total interest income	$419	$202	$217	107.4%

Interest income increased by $221,000 for water services during the three months ended September 30, 2012 primarily as a result of changes in the settlement of refund claims currently under review by the Internal Revenue Service. In addition, there was an increase in interest income related to regulatory assets as compared to the same period in 2011.

Income Tax Expense

For the three months ended September 30, 2012 and 2011, income tax expense by segment, including AWR (parent), consisted of the following (dollars in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	9/30/2012	9/30/2011	CHANGE	CHANGE
Water Services	$9,795	$8,825	$970	11.0%
Electric Services	235	387	(152)	-39.3%
Contracted Services	2,493	1,508	985	65.3%
AWR (parent)	(87)	(79)	(8)	10.1%
Total income tax expense	$12,436	$10,641	$1,795	16.9%

For the three months ended September 30, 2012, income tax expense for water and electric services increased to $10.0 million compared to $9.2 million for the three months ended September 30, 2011 due primarily to an increase in pretax income, partially offset by a decrease in the effective tax rate.  The effective income tax rate (“ETR”) for GSWC was 40.8% for the three months ended September 30, 2012 as compared to 41.4% applicable to the three months ended September 30, 2011. The ETR deviates from the federal statutory rate primarily due to state taxes and differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (principally plant-, rate-case- and compensation-related items), and changes in permanent items.  Flow-through adjustments increase or decrease tax expense in one period, with an offsetting decrease or increase occurring in another period.

For the three months ended September 30, 2012, income tax expense for contracted services increased to $2.5 million as compared to $1.5 million for the three months ended September 30, 2011 due to an increase in pretax income.  The ETR was 38.2% for the three months ended September 30, 2012 and 2011.

Consolidated Results of Operations — Nine months ended September 30, 2012 and 2011 (dollars in thousands except per share amounts):

	9 Months	9 Months
	Ended	Ended	$	%
	9/30/2012	9/30/2011	CHANGE	CHANGE
OPERATING REVENUES
Water	$237,447	$234,047	$3,400	1.5%
Electric	27,735	27,178	557	2.0%
Contracted services	89,298	62,620	26,678	42.6%
Total operating revenues	354,480	323,845	30,635	9.5%

OPERATING EXPENSES
Water purchased	42,257	37,679	4,578	12.2%
Power purchased for pumping	6,642	6,842	(200)	-2.9%
Groundwater production assessment	11,228	10,307	921	8.9%
Power purchased for resale	8,725	9,767	(1,042)	-10.7%
Supply cost balancing accounts	9,560	14,374	(4,814)	-33.5%
Other operation expenses	21,671	21,261	410	1.9%
Administrative and general expenses	51,739	54,181	(2,442)	-4.5%
Depreciation and amortization	31,127	28,829	2,298	8.0%
Maintenance	11,415	12,695	(1,280)	-10.1%
Property and other taxes	11,699	10,640	1,059	10.0%
ASUS construction expenses	58,513	37,844	20,669	54.6%
Gain on sale of property	(68)	(128)	60	-46.9%
Total operating expenses	264,508	244,291	20,217	8.3%

OPERATING INCOME	89,972	79,554	10,418	13.1%

OTHER INCOME AND EXPENSES
Interest expense	(17,808)	(18,807)	999	-5.3%
Interest income	1,129	500	629	125.8%
Other	435	(379)	814	-214.8%
Total other income and expenses	(16,244)	(18,686)	2,442	-13.1%

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	73,728	60,868	12,860	21.1%
Income tax expense	29,871	25,568	4,303	16.8%
INCOME FROM CONTINUING OPERATIONS	43,857	35,300	8,557	24.2%

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	—	3,850	(3,850)	-100.0%
NET INCOME	$43,857	$39,150	$4,707	12.0%

Basic earnings from continuing operations	$2.30	$1.88	$0.42	22.3%
Basic earnings from discontinued operations	—	0.20	(0.20)	-100.0%
	$2.30	$2.08	$0.22	10.6%

Diluted earnings from continuing operations	$2.30	$1.88	$0.42	22.3%
Diluted earnings from discontinued operations	—	0.20	(0.20)	-100.0%
	$2.30	$2.08	$0.22	10.6%

Operating Revenues

General

Registrant relies upon rate approvals by the CPUC to provide for a return on invested and borrowed capital used to fund utility plant, and price redeterminations and equitable adjustments by the U.S. government in order to recover operating expenses and profit margin. If adequate rate relief and price redeterminations and adjustments are not granted in a timely manner, operating revenues and earnings can be negatively impacted.  ASUS’ earnings can also be positively impacted by additional construction projects at the Military Utility Privatization Subsidiaries.

Water

For the nine months ended September 30, 2012, revenues from water operations increased by $3.4 million to $237.4 million as compared to $234.0 million for the nine months ended September 30, 2011.  The increase in water revenues is primarily due to CPUC-approved third year rate increases for Regions II and III effective January 1, 2012 to recover infrastructure improvements and operating costs.

GSWC’s revenue requirement and volumetric revenues are adopted as part of a general rate case (“GRC”) every three years. GSWC filed a GRC for all three water regions in July of 2011 with rates expected to be effective January 2013.  As further discussed in the Regulatory Matters section, in June 2012, GSWC filed a motion to adopt a settlement agreement resolving most issues between GSWC, the CPUC’s Division of Ratepayer Advocates and The Utility Reform Network in connection with this GRC. The CPUC has not yet acted on this motion.

GSWC’s billed customer water usage increased by approximately 4.5% as compared to the same period in 2011, but was lower than adopted consumption.  Changes in consumption do not have a significant impact on earnings due to the CPUC-approved Water Revenue Adjustment Mechanism (“WRAM”) account in all three water regions. GSWC records the difference between what it bills its water customers and that which is authorized by the CPUC in the WRAM accounts.

Electric

For the nine months ended September 30, 2012, revenues from electric operations increased by 2.0% to $27.7 million compared to $27.2 million for the same period in 2011 due primarily to increases in electric base rates approved by the CPUC effective January 1, 2012.

Billed electric usage for the nine months ended September 30, 2012 decreased 3.1% as compared to the same period in 2011.  Due to the CPUC approved Base Revenue Requirement Adjustment Mechanism, which adjusts certain revenues to adopted levels authorized by the CPUC, this change in usage did not have a significant impact on earnings.

Contracted Services

Revenues from contracted services are composed of construction revenues (including renewals and replacements) and management fees for operating and maintaining the water and/or wastewater systems at military bases.  For the nine months ended September 30, 2012, revenues from contracted services increased by $26.7 million, or 42.6%, to $89.3 million as compared to $62.6 million for the nine months ended September 30, 2011 primarily due to an increase in construction activities particularly at Fort Bragg in North Carolina, Andrews Air Force Base in Maryland and the military bases in Virginia.  At Fort Bragg, there is a major water and wastewater pipeline replacement project estimated to be substantially completed by the end of 2013.  The increase in construction activities was partially offset by a $2.9 million increase in revenues recorded during the second quarter of 2011 due to a change in estimated costs related to the pipeline project at Fort Bragg. Contracted services continues to receive contract modifications from the U.S. government and agreements with third-party prime contractors for new construction projects at the Military Utility Privatization Subsidiaries. The majority of new construction activity is expected to be performed during the next twelve months.  Earnings and cash flows from amendments and modifications to the original 50-year contracts with the U.S. government and agreements with third-party prime contractors for additional construction projects may or may not continue in future periods.

Operating Expenses:

Supply Costs

Supply costs accounted for approximately 29.6% and 32.3% of total operating expenses for the nine months ended September 30, 2012 and 2011, respectively.

The table below provides the amount of increases (decreases), percent changes in supply costs, and gross margins during the nine months ended September 30, 2012 and 2011 (dollars in thousands):

	9 Months	9 Months
	Ended	Ended	$	%
	9/30/2012	9/30/2011	CHANGE	CHANGE
WATER OPERATING REVENUES (1)	$237,447	$234,047	$3,400	1.5%
WATER SUPPLY COSTS:
Water purchased (1)	$42,257	$37,679	$4,578	12.2%
Power purchased for pumping (1)	6,642	6,842	(200)	-2.9%
Groundwater production assessment (1)	11,228	10,307	921	8.9%
Water supply cost balancing accounts (1)	6,969	12,323	(5,354)	-43.4%
TOTAL WATER SUPPLY COSTS	$67,096	$67,151	$(55)	-0.1%
WATER MARGIN (2)	$170,351	$166,896	$3,455	2.1%
PERCENT MARGIN - WATER	71.7%	71.3%

ELECTRIC OPERATING REVENUES (1)	$27,735	$27,178	$557	2.0%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	$8,725	$9,767	$(1,042)	-10.7%
Electric supply cost balancing accounts (1)	2,591	2,051	540	26.3%
TOTAL ELECTRIC SUPPLY COSTS	$11,316	$11,818	$(502)	-4.2%
ELECTRIC MARGIN (2)	$16,419	$15,360	$1,059	6.9%
PERCENT MARGIN - ELECTRIC	59.2%	56.5%

(1)           As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above are shown on AWR’s Consolidated Statements of Income and totaled $9,560,000 and $14,374,000 for the nine months ended September 30, 2012 and 2011, respectively.

(2)           Water and electric margins do not include any depreciation and amortization, maintenance, administrative and general, property and other taxes, or other operation expenses.

For the nine months ended September 30, 2012, 35.5% of GSWC’s water supply mix was purchased as compared to 35.2% purchased for the nine months ended September 30, 2011.  However, GSWC implemented the MCBA for all its water regions which eliminates the effects of changes in the water supply mix on earnings.  The overall adopted percentages of purchased water for the nine months ended September 30, 2012 was approximately 42.1% as compared to overall actual purchased water of 35.5%.  The difference in actual mix compared to the mix approved by the CPUC resulted in an over-collection in the MCBA account. The overall water margin percent was 71.7% for the nine months ended September 30, 2012 as compared to 71.3% in the same period of 2011.

Purchased water costs for the nine months ended September 30, 2012 increased to $42.3 million as compared to $37.7 million in the same period of 2011 primarily due to higher water rates charged by wholesale suppliers and an overall increase in the amount of water purchased as a result of an increase in customers’ water consumption.

For the nine months ended September 30, 2012, power purchased for pumping decreased slightly to $6.6 million as compared to $6.8 million for the same period of 2011.  This was primarily due to lower electric supply rates and improved energy efficiency at GSWC’s pumping facilities.

For the nine months ended September 30, 2012, groundwater production assessments were $921,000 higher when compared to the same period in 2011 due to additional assessment rates levied.  Due to the MCBA account, these additional assessments do not impact the dollar water margin. The MCBA tracks the increases in pump tax rates for future recovery in water rates.

A decrease of $5.4 million in the water supply cost balancing account provision during the nine months ended September 30, 2012 as compared to the same period in 2011 was primarily due to a decrease in the over-collection in the MCBA account from higher water supply rates and an overall increase in customer demand.

For the nine months ended September 30, 2012, the cost of power purchased for resale to customers in GSWC’s BVES division decreased 10.7% to $8.7 million as compared $9.8 million for the same period of 2011 due primarily to lower energy prices purchased in the spot market in 2012 as compared to the same period of 2011. The difference between the price of purchased power and $77 per MWh as authorized by the CPUC is reflected in the electric supply cost balancing account.

Other Operation Expenses

The primary components of other operation expenses include payroll, materials and supplies, chemicals and water treatment, and outside service costs of operating the continuing regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, and operation of district offices.  Registrant’s electric and contracted services operations incur many of the same types of costs as well.  For the nine months ended September 30, 2012 and 2011, other operation expenses by segment consisted of the following (dollars in thousands):

	9 Months	9 Months
	Ended	Ended	$	%
	9/30/2012	9/30/2011	CHANGE	CHANGE
Water Services	$17,932	$16,850	$1,082	6.4%
Electric Services	1,778	1,659	119	7.2%
Contracted Services	1,961	2,752	(791)	-28.7%
Total other operation expenses	$21,671	$21,261	$410	1.9%

For the nine months ended September 30, 2012, other operation expenses for water services increased by $1.1 million as compared to the same period in 2011 primarily due to: (i) an increase of $270,000 in costs related to conservation programs previously approved by the CPUC and included in rates; (ii) an increase of $576,000 in bad debt expense; (iii) a $400,000 increase in labor and related benefits costs; and (iv) an $87,000 increase in other miscellaneous operation expenses.  These increases were partially offset by a $251,000 decrease in water treatment expenses.

For the nine months ended September 30, 2012, other operation expenses for electric services increased by $119,000 primarily due to an increase in labor and related benefit costs.

For the nine months ended September 30, 2012, other operation expenses for contracted services decreased by $791,000 as compared to the same period in 2011, due largely to a decrease in precontract costs for design and engineering labor incurred for potential new construction projects primarily at Fort Bragg in North Carolina and Fort Bliss in Texas.

Administrative and General Expenses

Administrative and general expenses include payroll related to administrative and general functions, all employee benefits charged to expense accounts, insurance expenses, outside legal and consulting fees, regulatory utility commission expenses, expenses associated with being a public company, and general corporate expenses. For the nine months ended September 30, 2012 and 2011, administrative and general expenses by segment, including AWR (parent), consisted of the following (dollars in thousands):

	9 Months	9 Months
	Ended	Ended	$	%
	9/30/2012	9/30/2011	CHANGE	CHANGE
Water Services	$38,772	$39,452	$(680)	-1.7%
Electric Services	4,700	6,066	(1,366)	-22.5%
Contracted Services	8,146	8,605	(459)	-5.3%
AWR (parent)	121	58	63	108.6%
Total administrative and general expenses	$51,739	$54,181	$(2,442)	-4.5%

For the nine months ended September 30, 2012, administrative and general expenses for water services decreased by $680,000 due primarily to a decrease in legal and other outside consulting costs.  These costs tend to fluctuate year-to-year and are expected to continue to fluctuate.

For the nine months ended September 30, 2012, administrative and general expenses for electric services decreased by $1.4 million compared to the nine months ended September 30, 2011 primarily due to the CPUC’s approval in March 2012 for BVES to recover $1.2 million of previously incurred legal and outside service costs in connection with its efforts to procure renewable energy resources.  As a result, in March 2012 BVES recorded a $1.2 million reduction in legal and outside service costs, which had previously been expensed as incurred.

Administrative and general expenses for contracted services decreased by $459,000 due primarily to an increase in the allocation of overhead expenses to construction costs as compared to the same period in 2011 as a result of increased construction activities primarily at Fort Bragg in North Carolina, Andrews Air Force Base in Maryland and the military bases in Virginia, partially offset by an increase in labor and related benefit costs and outside service costs.

Depreciation and Amortization

For the nine months ended September 30, 2012 and 2011, depreciation and amortization by segment consisted of the following (dollars in thousands):

	9 Months	9 Months
	Ended	Ended	$	%
	9/30/2012	9/30/2011	CHANGE	CHANGE
Water Services	$28,527	$26,662	$1,865	7.0%
Electric Services	1,756	1,509	247	16.4%
Contracted Services	844	658	186	28.3%
Total depreciation and amortization	$31,127	$28,829	$2,298	8.0%

For the nine months ended September 30, 2012, depreciation and amortization expense for water and electric services increased by $2.1 million to $30.3 million compared to $28.2 million for the nine months ended September 30, 2011 primarily due to approximately $93.1 million of additions to utility plant during 2011.  Registrant believes that depreciation expense related to property additions approved by the CPUC will be recovered through rates.

There was also an increase in depreciation and amortization expense for contracted services due to the addition of fixed assets.

Maintenance

For the nine months ended September 30, 2012 and 2011, maintenance expense by segment consisted of the following (dollars in thousands):

	9 Months	9 Months
	Ended	Ended	$	%
	9/30/2012	9/30/2011	CHANGE	CHANGE
Water Services	$9,567	$10,087	$(520)	-5.2%
Electric Services	531	669	(138)	-20.6%
Contracted Services	1,317	1,939	(622)	-32.1%
Total maintenance	$11,415	$12,695	$(1,280)	-10.1%

For the nine months ended September 30, 2012, maintenance expense for water services decreased $520,000 to $9.6 million compared to $10.1 million for the nine months ended September 30, 2011 primarily due to a decrease in both planned and unplanned maintenance at GSWC’s water facilities in Region II and Region III.

For the nine months ended September 30, 2012, maintenance expense for electric services decreased by $138,000 due primarily to a decrease in tree trimming maintenance as compared to the same period in 2011.

For the nine months ended September 30, 2012, maintenance expense for contracted services decreased by $622,000 due primarily to the need to perform capital work to renew and replace infrastructure in lieu of routine maintenance service. Such activity is reflected under construction expense.

Property and Other Taxes

For the nine months ended September 30, 2012 and 2011, property and other taxes by segment consisted of the following (dollars in thousands):

	9 Months	9 Months
	Ended	Ended	$	%
	9/30/2012	9/30/2011	CHANGE	CHANGE
Water Services	$9,745	$9,010	$735	8.2%
Electric Services	709	628	81	12.9%
Contracted Services	1,245	1,002	243	24.3%
Total property and other taxes	$11,699	$10,640	$1,059	10.0%

For the nine months ended September 30, 2012, property and other taxes for water services increased by $735,000 primarily due to increases in franchise fees and property taxes.

For the nine months ended September 30, 2012, property and other taxes for contracted services increased by $243,000 primarily due to an increase in payroll taxes.

ASUS Construction Expenses

For the nine months ended September 30, 2012, construction expenses for contracted services were $58.5 million, increasing by $20.7 million compared to the same period in 2011, due primarily to increased construction activity particularly at Fort Bragg, Andrews Air Force and the military bases in Virginia.

Interest Expense

For the nine months ended September 30, 2012 and 2011, interest expense by segment, including AWR (parent) consisted of the following (dollars in thousands):

	9 Months	9 Months
	Ended	Ended	$	%
	9/30/2012	9/30/2011	CHANGE	CHANGE
Water Services	$16,425	$17,219	$(794)	-4.6%
Electric Services	1,223	1,217	6	0.5%
Contracted Services	155	312	(157)	-50.3%
AWR (parent)	5	59	(54)	-91.5%
Total interest expense	$17,808	$18,807	$(999)	-5.3%

Overall, interest expense decreased by $999,000 due primarily to costs totaling $553,000 incurred during the nine months ended September 30, 2011 related to the redemption of $22.0 million of GSWC’s 7.65% Medium-Term Notes. No such costs were incurred during 2012.  Also, in 2012 GSWC recorded a $381,000 reduction to interest expense in connection with the CPUC’s final decision on the water cost of capital proceeding. The decision ordered GSWC to refund $408,000 to customers, as compared to the $789,000 GSWC had estimated in its interest rate balancing account.  Finally, there was also a decrease in borrowings under Registrant’s revolving credit facility as compared to the same period in 2011. These decreases were partially offset by additional interest expense related to $62.0 million of 6% senior notes issued in April 2011. Average bank loan balances outstanding under Registrant’s revolving credit facility for the nine months ended September 30, 2012 were approximately $1.2 million, as compared to an average of $33.4 million during the same period of 2011. The average interest rates on short-term borrowings for the nine months ended September 30, 2012 and 2011 were approximately 1.5%.

Interest Income

For the nine months ended September 30, 2012 and 2011, interest income by segment, including AWR (parent) consisted of the following (dollars in thousands):

	9 Months	9 Months
	Ended	Ended	$	%
	9/30/2012	9/30/2011	CHANGE	CHANGE
Water Services	$1,026	$439	$587	133.7%
Electric Services	37	—	37	100.0%
Contracted Services	37	3	34	1133.3%
AWR (parent)	29	58	(29)	-50.0%
Total interest income	$1,129	$500	$629	125.8%

Interest income increased by $629,000 for the nine months ended September 30, 2012 primarily as a result of changes in the settlement of refund claims currently under review by the Internal Revenue Service. In addition, there was an increase in interest income related to regulatory assets as compared to the same period in 2011.

Other Income and Expenses

For the nine months ended September 30, 2012, Registrant recorded a gain of $435,000 on one of GSWC’s investments.  For the nine months ended September 30, 2011, Registrant recorded other expenses of $379,000 primarily related to a loss incurred on the same GSWC investment.

Income Tax Expense

For the nine months ended September 30, 2012 and 2011, income tax expense by segment, including AWR (parent), consisted of the following (dollars in thousands):

	9 Months	9 Months
	Ended	Ended	$	%
	9/30/2012	9/30/2011	CHANGE	CHANGE
Water Services	$21,358	$20,566	$792	3.9%
Electric Services	1,994	1,436	558	38.9%
Contracted Services	6,635	3,674	2,961	80.6%
AWR (parent)	(116)	(108)	(8)	7.4%
Total income tax expense	$29,871	$25,568	$4,303	16.8%

For the nine months ended September 30, 2012, income tax expense for water and electric services increased to $23.4 million compared to $22.0 million for the nine months ended September 30, 2011 due primarily to an increase in pretax income, partially offset by a decrease in the effective tax rate.  The effective income tax rate (“ETR”) for GSWC for the nine months ended September 30, 2012 was 41.2% as compared to a 42.9% ETR applicable to the nine months ended September 30, 2011.  The ETR deviates from the federal statutory rate primarily due to state taxes and changes between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (principally plant-, rate-case- and compensation-related items), and changes in permanent items.  Flow-through adjustments increase or decrease tax expense in one period, with an offsetting decrease or increase occurring in another period.

Income tax expense for contracted services increased $2.9 million to $6.6 million compared to $3.7 million for the nine months ended September 30, 2011 due primarily to an increase in pretax income.  The ETR for contracted services for the nine months ended September 30, 2012 was 38.7% as compared to 38.6% for the same period in 2011.

Income from Discontinued Operations

Net income from discontinued operations for the nine months ended September 30, 2011 was $3.9 million, due primarily to the gain on sale of CCWC of $2.2 million, net of taxes and transaction costs, or $0.12 per share.  Excluding the gain on sale, there was also net income of $1.6 million from CCWC’s operations from the five months of operations in 2011 until the completion of the sale on May 31, 2011.

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

Liquidity and Capital Resources

AWR

Registrant’s regulated business is capital intensive and requires considerable capital resources. A portion of these capital resources are provided by internally generated cash flows from operations. When necessary, Registrant obtains funds from external sources in the capital markets and through bank borrowings. Access to external financing on reasonable terms depends on the credit ratings of AWR and GSWC and current business conditions, including that of the water utility industry in general as well as conditions in the debt or equity capital markets. Registrant also has access to a revolving credit facility that may be utilized to support operations.  Under the Third Amendment to the Amended and Restated Credit Agreement, which expires on May 27, 2013, the maximum amount that may be borrowed under this facility is $100.0 million.  AWR may, under the terms of the Amended and Restated Credit Agreement, elect to increase the aggregate bank commitments by up to $40.0 million.  The aggregate effective amount that may be outstanding under letters of credit is $25.0 million. As of September 30, 2012, there were no borrowings under this facility and $18.2 million of letters of credit were outstanding.  As of September 30, 2012, AWR had $81.8 million available to borrow under the credit facility.

In July 2012, Standard & Poor’s Ratings Services (“S&P”) affirmed the ‘A+’ corporate credit rating on AWR and GSWC with a stable outlook.  S&P debt ratings range from AAA (highest rating possible) to D (obligation is in default).  Securities ratings are not recommendations to buy, sell or hold a security and are subject to change or withdrawal at any time by the rating agency.  Pursuant to the revolving credit facility agreement, the “A+ stable” credit rating results in an interest rate spread on the facility of 120 basis points. Registrant believes that AWR’s sound capital structure and “A+ stable” credit rating, combined with its financial discipline, will enable AWR to access the debt and/or equity markets.  However, unpredictable financial market conditions in the future may limit its access or impact the timing of when to access the market, in which case, Registrant may choose to temporarily reduce its capital spending.  Registrant estimates capital expenditures for 2012 to be approximately $70 - $75 million.

AWR filed a Registration Statement in August 2012 with the Securities and Exchange Commission for the sale from time to time of debt and equity securities. As of September 30, 2012, $115.0 million was available for issuance under this Registration Statement. The Registration Statement expires in August 2015.

AWR funds its operating expenses and pays dividends on its outstanding common shares primarily through dividends from its subsidiaries and through proceeds from equity issuances not invested in subsidiaries.  The ability of GSWC and ASUS to pay dividends to AWR is restricted by California law. Under these restrictions, GSWC and ASUS had approximately $178.9 million and $13.0 million, respectively, available on September 30, 2012 to pay dividends to AWR.

Registrant has paid common dividends for over 75 consecutive years.  On October 30, 2012, AWR declared a regular quarterly dividend of $0.355 per Common Share. The dividend, totaling approximately $6.8 million, will be paid on or about December 1, 2012 to common shareholders of record at the close of business on November 12, 2012.  AWR’s ability to pay cash dividends on its Common Shares outstanding depends primarily upon cash flows from its subsidiaries. AWR presently intends to continue paying quarterly cash dividends in the future, on or about March 1, June 1, September 1 and December 1, subject to earnings and financial condition, regulatory requirements and such other factors as the Board of Directors may deem relevant.

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

Cash flows from operating activities are primarily generated by net income, adjusted for non-cash expenses such as depreciation and amortization, and deferred income taxes.  Net cash provided by operating activities was $91.6 million for the nine months ended September 30, 2012 as compared to $62.6 million for the nine months ended September 30, 2011.  There has been an increase in cash flows from operations due to lower tax payments resulting from accelerated depreciation taken in 2011 and 2012 in connection with tax law changes. There was also an increase in cash flows from operating activities at ASUS due primarily to higher construction activity at Fort Bragg and the timely collection of amounts billed for construction work.  There was also an increase in GSWC’s operating cash flows due to rate increases approved by the CPUC, including surcharges to recover previously recorded regulatory assets. GSWC currently has surcharges in place to recover approximately $24.9 million included in its WRAM, net of MCBA accounts, as of September 30, 2012.  The timing of cash receipts and disbursements related to other working capital items also affected the changes in net cash provided by operating activities.

Cash Flows from Investing Activities:

Net cash used in investing activities was $48.1 million for the nine months ended September 30, 2012 as compared to $34.0 million for the same period in 2011. Cash flows from investing activities for the nine months ended September 30, 2011 included $29.6 million in cash received in connection with the sale of CCWC.

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

Net cash used in financing activities was $1.7 million for the nine months ended September 30, 2012 as compared to $27.6 million for the same period in 2011.  In 2011, Registrant used a portion of the cash proceeds from the sale of CCWC and cash proceeds from the issuance of new debt to pay down short-term borrowings and redeem certain long-term debt with higher rates. For the nine months ended September 30, 2012, Registrant paid $17.3 million in shareholder dividends, which was largely offset by cash proceeds from the Company’s stock incentive plan and from receipt of advances and contributions in aid of construction.  Because of the increase in cash generated from operations, Registrant did not have any short-term bank borrowings and was able to substantially increase its ending cash balance.

GSWC

GSWC funds the majority of its operating expenses, payments on its debt, and dividends on its outstanding common shares and a portion of its construction expenditures through internal sources. Internal sources of cash flow are provided primarily by retention of a portion of earnings from operating activities. Internal cash generation is influenced by factors such as weather patterns, environmental regulation, litigation, changes in supply costs and regulatory decisions affecting GSWC’s ability to recover these supply costs, timing of rate relief, increases in maintenance expenses and capital expenditures.  As of September 30, 2012, GSWC had $100.0 million available for issuance of debt securities under a Registration Statement filed with the Securities and Exchange Commission in November 2011.  During the nine months ended September 30, 2012, GSWC was able to fund its operations and its capital expenditures through cash generated from operating activities.

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

Cash Flows from Operating Activities:

Net cash provided by operating activities was $77.7 million for the nine months ended September 30, 2012 as compared to $59.0 million for the same period in 2011.  As previously discussed, this increase was due primarily to higher rates in effect, surcharges in place to collect the WRAM under-collections in all of GSWC’s water regions, and lower tax payments resulting from accelerated depreciation taken in 2011 and 2012 in connection with tax law changes.  GSWC currently has surcharges in place to recover approximately $24.9 million included in its WRAM, net of MCBA, accounts as of September 30, 2012.  The timing of cash receipts and disbursements related to other working capital items also affected the changes in net cash provided by operating activities.

Cash Flows from Investing Activities:

Net cash used in investing activities was $47.2 million for the nine months ended September 30, 2012 as compared to $61.9 million for the same period in 2011, which is consistent with GSWC’s 2012 capital investment program. GSWC is expected to incur capital expenditures in 2012 of approximately $70 - $75 million primarily for upgrades to its water supply and distribution facilities.

Cash Flows from Financing Activities:

Net cash used in financing activities was $5.0 million for the nine months ended September 30, 2012 as compared to cash provided by financing activities of $3.5 million for the same period in 2011.  As a result of the increase in cash generated from operations, GSWC did not have any intercompany borrowings, was able to pay dividends to AWR and substantially increase its ending cash balance.

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

In October 2009, GSWC entered into an agreement with the California Department of Public Health (“CDPH”) whereby CDPH agreed to loan GSWC up to $9.0 million under the American Recovery and Reinvestment Act (“ARRA”).  Proceeds of the loan were used to reimburse GSWC for the costs of installing 6,228 water meters.  Pursuant to the agreement, as reimbursements were filed, GSWC issued letters of credit to CDPH equal to 80% of the amount loaned to GSWC (up to an aggregate of $7.2 million).  During 2012, GSWC received a total of $6.8 million in reimbursements from the CDPH, a portion of which was recorded as contributions and the remainder of which was recorded as long term debt. As of September 30, 2012, GSWC has issued a total of $7.2 million in letters of credit to CDPH.

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

•                  FBWS — In connection with the inventory settlement with the U.S. government reached in January 2010, FBWS and the government agreed to waive the first and second price redeterminations for Fort Bliss required under the original 50-year contract. The third price redetermination, for the three-year period beginning October 1, 2012, was filed on July 16, 2012. The U.S. government has agreed in principle with FBWS’s revised proposal submission, which among other things provides for an annual increase of approximately $450,000 to the operations and maintenance fee compared to the amounts currently in effect.  Issuance of the contract modification is pending funding by the U.S. government.

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

•                  ODUS — The second price redetermination for the Fort Lee privatization contract in Virginia, for the three-year period beginning February 2011, was filed in May 2012 and the second price redetermination for the other bases that ODUS operates in Virginia, for the three-year period beginning April 2011, was filed on July 30, 2012.  ODUS is awaiting commencement of negotiations on these filings.

•                  PSUS — In February 2012, PSUS filed the first price redetermination for Fort Jackson, to be effective beginning February 16, 2010.  Pending resolution of this filing, an interim increase of 3.4%, retroactive to February 2010, is currently in effect. PSUS is awaiting commencement of negotiations on these filings.

•                  ONUS - In March 2012, ONUS received a contract modification regarding installation of new water meters at Fort Bragg.  The contract modification provided for a reduction in the number of water meters to be installed, and the price associated with this revised scope. This $11.0 million project commenced during the second quarter and is being performed in conjunction with a backflow preventor installation project.  The two projects total $23 million in contract value and are expected to be completed by the end of 2013. In April 2012, ONUS received a contract modification affirming that ONUS will be able to retain the full amount of the cost savings from the use of an alternative pipe replacement technology. This modification and revision in cost estimates resulted in additional pretax operating income of $820,000. In September 2012, ONUS received a $17.6 million contract modification for construction of Patriot Point- Phase 1.  This project includes construction of all water and sewer infrastructure required to provide such services to a new area of Fort Bragg.  Construction is scheduled to start in the fourth quarter of 2012 with substantial completion expected by the first quarter of 2014. In December 2011, ONUS filed the first price redetermination for Fort Bragg, to be effective beginning March 1, 2010. Pending resolution of this filing, an interim increase of 3.6%, retroactive to March 2010, is currently in effect. Negotiations on this filing, including a DCAA audit on certain aspects of the filing, are underway with the government.

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

Regulatory Matters

Recent Changes in Rates

Rate changes in 2012:

In July 2012, the CPUC issued a final decision on GSWC’s cost of capital proceeding filed in May 2011. The decision approves the settlement agreement entered into between GSWC, along with three other California water utilities, and the CPUC’s Division of Ratepayer Advocates (“DRA”) in November 2011. The approved settlement authorizes a Return on Equity (“ROE”) of 9.99% and a rate-making capital structure for GSWC of 55% equity and 45% debt. The weighted cost of capital (return on rate base), with an updated embedded debt cost and the settlement ROE, is 8.64%. The new rate of return authorized by the CPUC’s final decision was implemented into water rates retroactive to January 1, 2012.

The CPUC decision also authorized GSWC to continue the Water Cost of Capital Mechanism (“WCCM”).  The WCCM adjusts ROE and rate of return on rate base between the three-year cost of capital proceedings only if there is a positive or negative change of more than 100 basis points in the average of the Moody’s Aa utility bond rate as measured over the period October 1 through September 30.  If the average Moody’s rate for this period changes by over 100 basis points from the benchmark, the ROE will be adjusted by one half of the difference. For the period October 1, 2011 through September 30, 2012, the Moody’s rate declined by 112 basis points from the benchmark. As a result, in October 2012, GSWC filed an advice letter to lower its water ROE by 56 basis points, from 9.99% to 9.43%, which will be incorporated in the new 2013 water rates.

In January 2012, GSWC implemented the rates previously approved by the CPUC in its last general rate case. The authorized rate increases represent increases of approximately $2.0 million for Region II and $3.0 million for Region III over 2011 adopted revenues. The rate increases for Region I are not material.

In January 2012, BVES implemented the rates previously approved by the CPUC in its last general rate case. The authorized rate increase is expected to provide GSWC with additional annual revenues of approximately $681,000, which includes BVES’ portion of the general office allocation.

Rate changes in 2011:

In January 2011, GSWC implemented the rates previously approved by the CPUC in its last general rate case.  The authorized rate increases represented increases of approximately $1.6 million for Region II, and approximately $2.4 million for Region III as compared to 2010 adopted revenues. These additional revenues were based upon normalized sales levels approved by the CPUC, effective January 1, 2011.

In January 2011, BVES implemented the rates previously approved by the CPUC in its last general rate case.  The authorized rate increase provided BVES with additional annual revenues of approximately $209,000.  In addition, the CPUC authorized rate increases to cover higher general office costs allocated to BVES.  This added additional revenues to BVES of $1.4 million in 2011 as compared to 2010.

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

Pending General Rate Case Requests

GSWC

On June 21, 2012, GSWC filed a motion to adopt a settlement agreement between GSWC, the DRA, and The Utility Reform Network (“TURN”) in connection with the water General Rate Case (“GRC”) filing made in July 2011.  The proposed settlement, if approved by the CPUC, resolves almost all of the issues in the GRC application and would generate approximately $9.9 million in additional annual revenues starting in 2013 as compared to 2012 adopted revenues. The proposed rate increases for 2014 over 2013 are $8.1 million or 3%, and the 2015 proposed rate increases over 2014 amount to $7.2 million, or 2%, subject to an earnings test and fluctuations in market indices.  While the increase in 2013 revenues would be $9.9 million pursuant to the settlement agreement, the increase in the adopted water gross margin is approximately $13.4 million, or 6.2%, when compared to the 2012 adopted water gross margin.

In addition, the CPUC requested GSWC, DRA, and TURN to file additional testimony to justify the reasonableness of the Water Revenue Adjustment Mechanism (“WRAM”) and address the CPUC’s questions regarding the WRAM. In July 2012, all three parties filed additional testimony addressing the WRAM.  The settlement agreement for the GRC is subject to an acceptable resolution regarding the WRAM matter. Hearings on the WRAM were held in October 2012.

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

CPUC Pending Rehearing Matter

In July 2011, the CPUC issued an order granting DRA’s request to rehear certain issues from the Region II, Region III and general office rate case approved in November 2010.  Among the issues in the rehearing are the La Serena plant improvement project included in rate base totaling approximately $3.5 million, and GSWC’s methodology for deferring rate case costs.  Hearings and final resolution of these matters are expected in 2013. The regulatory issues associated with these two matters are further discussed below.

La Serena Plant Improvement Project:

In November 2010, as part of GSWC’s Region II, Region III and general office rate case decision, the CPUC disallowed a portion of the La Serena plant improvement project costs from utility customer rates.  As a result of the CPUC’s decision in 2010, GSWC recorded a charge of $2.2 million, which included the disallowance of these capital costs and the related revenues earned on those capital costs that will be refunded to customers.

In December 2010, DRA filed a motion for rehearing on this matter, contending that the CPUC erred in assigning a portion of the La Serena plant improvement costs to GSWC utility customers and requested that all of the capital costs related to the La Serena plant improvement project be disallowed. In July 2011, the CPUC granted DRA’s request for rehearing.  Hearings on these matters are expected in the fourth quarter of 2012. A proposed decision is expected in June 2013. In addition to granting a rehearing, the CPUC also directed the Division of Water and Audits (“DWA”) to undertake an audit of the La Serena project costs and to provide a confidential report to the CPUC with recommendations on whether an investigation should be conducted to determine whether any laws were broken related to the La Serena project.  Management does not believe it has violated any laws in regards to the La Serena project.  DWA issued its independent audit report, which found cost overruns for the La Serena plant improvement project to be lower than the amount of costs for rate recovery previously disallowed by the CPUC.

In October 2012, DRA issued a report on this matter recommending further disallowances of costs and refund of revenues earned on those costs. DRA’s recommendation is inconsistent with the independent audit report issued by DWA. In addition, GSWC believes DRA’s recommendations are without merit and inconsistent with previous CPUC decisions on this matter.  However, if DRA prevails, GSWC may be required to write-off additional capital costs and provide refunds to customers of the revenues earned on those costs.  Based on DRA’s recommendation, additional disallowed costs and revenues earned on those costs through September 30, 2012 totaled approximately $2.5 million. GSWC intends to vigorously defend its position.  However, at this time, management cannot predict the outcome of the rehearing, DWA’s and DRA’s recommendations, or determine the estimated additional loss or range of loss, if any.

Deferred rate case costs:

The rehearing granted by the CPUC in July of 2011 is also re-addressing deferred rate case costs, which are direct costs consisting primarily of outside consulting and legal services which have been incurred in connection with the preparation and processing of a general rate case. Historically, GSWC has deferred these costs as a regulatory asset which are then recovered in rates and amortized over the term of a rate case cycle once the new rates go into effect.  In the rehearing proceeding, DRA is again challenging GSWC’s historical practice of deferring these costs with subsequent recovery upon the effective date of the new rates. Instead, DRA believes that rate case costs should be projected for future periods and recovered prospectively.  Management believes that DRA’s rationale and recommendations are inconsistent with previous CPUC decisions on this matter and also with GSWC’s historical practice of deferring and recovering rate case expenses associated with the current general rate case.  However, if DRA prevails, GSWC may be required to write-off deferred rate case costs related to its current pending rate case, which total approximately $1.9 million as of September 30, 2012.  At this time, GSWC is unable to predict the outcome of this matter.

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

Alternative Revenue Mechanisms:

GSWC records the difference between what it bills its water customers and that which is authorized by the CPUC using the WRAM. GSWC also records the difference between adopted and actual expense levels for purchased water, purchased power and pump taxes, as established by the CPUC, using the Modified Cost Balancing Account (“MCBA”).  GSWC has implemented surcharges to recover its WRAM balances, net of the MCBA. For the three and nine months ended September 30, 2012, surcharges of $6.7 million and $14.3 million, respectively, were billed to customers to decrease previously incurred under-collections in the WRAM, net of MCBA accounts.  As of September 30, 2012, GSWC has a net aggregated regulatory asset of $43.6 million which is comprised of a $64.2 million under-collection in the WRAM accounts and $20.6 million over-collection in the MCBA accounts.

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

In June 2012, the CPUC approved surcharges for recovery of BVES’ 2011 Base Revenue Requirement Adjustment Mechanism (“BRRAM”) balance. The CPUC approved a 36-month surcharge, with the amounts collected through December 2013 to be applied to the 2011 BRRAM under-collection.  Surcharges collected during the remainder of the 36-month period would be for recovery of a $1.6 million increase in the BVES revenue requirement representing the difference between the allocated general office costs authorized by the CPUC in its November 2010 decision on the Region II, Region III and general office rate case, and what is currently in BVES’ rates for allocated general office costs.  As authorized by the CPUC, the $1.6 million was included in the BRRAM for recovery through the surcharge; however, these costs are not considered an alternative revenue program.

Bear Valley Electric Service:

In February 2012, GSWC filed its BVES general rate case for rates in years 2013 through 2016.  In August 2012, DRA issued its report on the GRC.  Included in DRA’s recommendations is a $2.0 million retroactive ratemaking proposal to increase BVES’ accumulated depreciation balance to reflect adopted depreciation expense for the years 2009 through 2012 rather than actual depreciation expense as recorded in compliance with Generally Accepted Accounting Principles.  DRA also recommends that one-half of deferred rate case costs be borne by shareholders, rather than entirely by customers as has been authorized by the CPUC in prior rate cases.  As of September 30, 2012, GSWC has a $2.2 million regulatory asset representing deferred rate case costs for the current BVES general rate case. Hearings on the GRC, including these matters, were held in September 2012.  If DRA prevails, GSWC may be required to record a charge to adjust accumulated depreciation and to write-off half of its deferred rate case costs. GSWC believes DRA’s recommendations are without merit and intends to vigorously defend its positions.

However, at this time, GSWC is unable to predict the final outcome of these matters which are expected to be resolved in the pending rate case.

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

GSWC’s BVES division has been regularly filing compliance reports with the CPUC regarding its purchases of energy from renewable energy resources to meet California’s renewables portfolio standard (“RPS”).  Previous filings under prior RPS laws had indicated that BVES had not achieved annual target purchase levels of renewable energy resources and thus, on its face, might be subject to a potential penalty.  However, a new RPS law went into effect in December 2011 which changed, among other things, the prior RPS requirement based upon annual procurement targets to multi-year procurement targets.  Under the new RPS law, BVES must procure sufficient RPS-eligible resources to meet: (i) any RPS procurement requirement deficit for any year prior to 2011, and; (ii) RPS procurement requirements for the 2011 — 2013 compliance period by no later than December 31, 2013.  BVES’ first RPS reports under the new law were submitted to the CPUC in March 2012 and August 2012 and did not reflect any RPS procurement deficiencies nor any potential or actual penalties.  Accordingly, no provision for loss has been recorded in the financial statements as of September 30, 2012.

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

In November 2011, GSWC filed for CPUC approval for the purchase of these RECs. In July 2012, the CPUC approved the purchase of these RECs, which BVES intends to apply towards either its pre-2011 renewable energy requirements or its 2011-2013 requirements.  The REC’s were purchased for approximately $325,000 during the third quarter of 2012 as an asset and will be included as part of the supply cost balancing account when the RECs are applied towards the RPS requirements.

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

GSWC has evaluated the potential impact of this resolution and does not expect it to have a material impact on its consolidated financial statements. However, at this time, GSWC cannot predict the outcome of this resolution or determine its potential impact, if any, on future rates.

CPUC Subpoena:

On December 15, 2011, the CPUC approved a settlement agreement reached between GSWC and DWA to resolve an investigation of certain work orders and charges paid to a specific contractor used previously for numerous construction projects over a period of 14 years. The settlement provides for refunds to customers totaling $9.5 million to be made over a period of 12-36 months, as well as a reduction in rate-base and other rate adjustments totaling $3.0 million. As a result of the settlement, management does not expect future increases in the reserve related to this specific contractor.  Refunds totaling $1.1 million and $2.2 million were made to customers during the three and nine months ended September 30, 2012, respectively.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934 (the “Exchange Act”), Registrant has carried out an evaluation, under the supervision and with the participation of its management, including Registrant’s Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”), of the effectiveness, as of the end of the fiscal quarter covered by this report, of the design and operation of its “disclosure controls and procedures” as defined in Rule 13a-15(e) and 15d-15(e) promulgated by the Securities and Exchange Commission (“SEC”) under the Exchange Act. Based upon that evaluation, the CEO and the CFO concluded that disclosure controls and procedures, as of the end of such fiscal quarter, were adequate and effective to ensure that information required to be disclosed by Registrant in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to Registrant’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls over Financial Reporting

There has been no change in Registrant’s internal control over financial reporting during the quarter ended September 30, 2012, that has materially affected or is reasonably likely to materially affect its internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The shareholders of AWR have approved the material features of all equity compensation plans under which AWR directly issues equity securities. AWR did not directly issue any unregistered equity securities during the third quarter of 2012.  The following table provides information about repurchases of common shares by AWR during the third quarter of 2012:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs
July 1 - 31, 2012	13,473		$40.78	—	NA
August 1 - 31, 2012	65,167		$41.07	—	NA
September 1 - 30, 2012	84,050		$43.57	—	NA
Total	162,690	(2)	$42.79	—	NA	(3)

(1)	None of the common shares were purchased pursuant to any publicly announced stock repurchase program.

(2)

Of this amount, 156,400 Common Shares were acquired on the open market for employees pursuant to the Company’s 401(k) Plan. The remainder of the Common Shares were acquired on the open market for participants in the Company’s Common Share Purchase and Dividend Reinvestment Plan.

(3)	None of these plans contain a maximum number of common shares that may be purchased in the open market under the plans.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

(a)

On October 30, 2012, the Board of Directors of AWR declared a regular quarterly dividend of $0.355 per Common Share. The dividend will be paid on or about December 1, 2012 to shareholders of record as of the close of business on November 12, 2012.

(b)	There have been no material changes during the third quarter of 2012 to the procedures by which shareholders may nominate persons to the Board of Directors of AWR.

Item 6. Exhibits

(a)         The following documents are filed as Exhibits to this report:

3.1	By-Laws of American States Water Company incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended June 30, 2012

3.2	By-laws of Golden State Water Company incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed May 13, 2011

3.3	Amended and Restated Articles of Incorporation of American States Water Company incorporated by reference to Exhibit 3.3 of Registrant’s Form 10-K/A for the year ended December 31, 2003

3.4	Restated Articles of Incorporation of Golden State Water Company, as amended, incorporated herein by reference to Exhibit 3.1 of Registrant’s Form 10-Q for the quarter ended September 30, 2005

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

10.11	Golden State Water Company Pension Restoration Plan, as amended, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on May 21, 2009 (2)

10.12	American States Water Company 2000 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed May 23, 2008 (2)

10.13

Amended and Restated Credit Agreement between American States Water Company dated June 3, 2005 with Wells Fargo Bank, N.A., as Administrative Agent, as amended, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed June 10, 2010

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

10.22	Amended and Restated 2008 Stock Incentive Plan incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed May 24, 2012 (2)

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

10.29

Form of Non-Qualified Stock Option Award Agreement for officers and key employees under the 2008 Stock Incentive Plan for stock options granted after December 31, 2010 incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed on February 4, 2011 (2)

10.30

Form of Restricted Stock Unit Award Agreement for officers and key employees under the 2008 Stock Incentive Plan for restricted stock unit awards after December 31, 2010 incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on February 4, 2011 (2)

10.31	2012 Short-Term Incentive Program incorporated by reference to Exhibit 10.31 of Form 10-Q for the quarter ended June 30, 2012 (2)

10.32	Form of 2012 Short-Term Incentive Award Agreement incorporated by reference to Exhibit 10.32 of Form 10-Q for the quarter ended June 30, 2012 (2)

10.33	Performance Award Agreement for award of Performance Shares to Robert J. Sprowls incorporated by reference to Exhibit 10.1 of Form 8-K filed on June 4, 2012 (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.1.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.2.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed concurrently herewith
(2)	Management contract or compensatory arrangement
(3)	Furnished concurrently herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and as its principal financial officer.

AMERICAN STATES WATER COMPANY (“AWR”):

By:	/s/ EVA G. TANG
Senior Vice President-Finance, Chief Financial
Officer, Corporate Secretary and Treasurer

GOLDEN STATE WATER COMPANY (“GSWC”):

By:	/s/ EVA G. TANG
Senior Vice President-Finance, Chief Financial
Officer and Secretary

Date:	November 5, 2012