Form 10-K
period 2012-12-31
Golden State Water CO; AMERICAN STATES WATER CO
filed 2013-03-01
CIK 92116, 1056903

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒       Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2012 or

☐          Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from          to

Commission File Number	Registrant, State of Incorporation Address, Zip Code and Telephone Number	IRS Employer Identification No.
001-14431	American States Water Company (Incorporated in California) 630 E. Foothill Boulevard, San Dimas, CA 91773-1212 (909) 394-3600	95-4676679

001-12008	Golden State Water Company (Incorporated in California) 630 E. Foothill Boulevard, San Dimas, CA 91773-1212 (909) 394-3600	95-1243678

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
American States Water Company Common Shares	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

American States Water Company	Yes ☒ No ☐
Golden State Water Company	Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

American States Water Company	Yes ☐ No ☒
Golden State Water Company	Yes ☐ No ☒

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

American States Water Company

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Golden State Water Company

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

American States Water Company	Yes ☐ No ☒
Golden State Water Company	Yes ☐ No ☒

The aggregate market value of the total voting common stock held by non-affiliates of American States Water Company was approximately $736,956,000 and $1,007,455,000 on June 30, 2012 and February 26, 2013, respectively. The closing price per Common Share on February 26, 2013, as quoted in the The Wall Street Journal website, was $52.30.  As of February 26, 2013, the number of Common Shares of American States Water Company outstanding was 19,263,011. As of that same date, American States Water Company owned all 146 outstanding Common Shares of Golden State Water Company. The aggregate market value of the total voting stock held by non-affiliates of Golden State Water Company was zero on June 30, 2012 and February 26, 2013.

Golden State Water Company meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form, in part, with the reduced disclosure format for Golden State Water Company.

Documents Incorporated by Reference:

Portions of the Proxy Statement of American States Water Company will be subsequently filed with the Securities and Exchange Commission as to Part III, Item Nos. 10, 11, 13 and 14 and portions of Item 12, in each case as specifically referenced herein.

AMERICAN STATES WATER COMPANY
and

GOLDEN STATE WATER COMPANY

FORM 10-K

PART I

Item 1. Business

This annual report on Form 10-K is a combined report being filed by two separate Registrants: American States Water Company (hereinafter “AWR”), and Golden State Water Company (hereinafter “GSWC”). References in this report to “Registrant” are to AWR and GSWC, collectively, unless otherwise specified. GSWC makes no representations as to the information contained in this report relating to AWR and its subsidiaries, other than GSWC.

AWR makes its periodic reports, Form 10-Q and Form 10-K, and current reports, Form 8-K, available free of charge through its website, www.aswater.com, as soon as material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). Such reports are also available on the SEC’s internet website at http://www.sec.gov. AWR also makes available free of charge its code of business conduct and ethics, its corporate governance guidelines and the charters of its Board of Directors, Nominating and Governance Committee, Compensation Committee, and Audit and Finance Committee through its website or by calling (800) 999-4033. AWR and GSWC have filed the certification of officers required by Section 302 of the Sarbanes-Oxley Act as Exhibits 31.1 and 31.2 to its Form 10-K for the year ended December 31, 2012.

General

AWR is the parent company of GSWC and American States Utility Services, Inc. (“ASUS”) and its subsidiaries (Fort Bliss Water Services Company (“FBWS”), Terrapin Utility Services, Inc. (“TUS”), Old Dominion Utility Services, Inc. (“ODUS”), Palmetto State Utility Services, Inc. (“PSUS”) and Old North Utility Services, Inc. (“ONUS”)). AWR was incorporated as a California corporation in 1998 as a holding company.  AWR has three reportable segments: water, electric and contracted services. Within the segments, AWR has two principal business units, water and electric service utility operations, conducted through GSWC, and contracted services conducted through ASUS and its subsidiaries. FBWS, TUS, ODUS, PSUS and ONUS may be referred to herein individually as a “Military Utility Privatization Subsidiary” or collectively as the “Military Utility Privatization Subsidiaries.”

GSWC is a California public utility company engaged principally in the purchase, production and distribution of water in 75 communities in 10 counties in the State of California.  GSWC is regulated by the California Public Utilities Commission (“CPUC”).  It was incorporated as a California corporation on December 31, 1929. GSWC also provides electric service to the City of Big Bear Lake and surrounding areas in San Bernardino County, California through its Bear Valley Electric Service (“BVES”) division.

GSWC served 255,657 water customers and 23,379 electric customers at December 31, 2012, or a total of 279,036 customers, compared with 255,935 water customers and 23,508 electric customers at December 31, 2011, or a total of 279,443 customers. GSWC’s utility operations exhibit seasonal trends. Although GSWC’s water utility operations have a diversified customer base, residential and commercial customers account for the majority of GSWC’s water sales and revenues. Revenues derived from commercial and residential water customers accounted for approximately 90% of total water revenues for the years ended December 31, 2012, 2011 and 2010.

ASUS, through its wholly-owned subsidiaries, has contracted with the U.S. government to provide water and/or wastewater services at various military installations, including the operation, maintenance, renewal and replacement of the water and/or wastewater systems, pursuant to 50-year firm, fixed-price contracts.  Each of the contracts with the U.S. government may be subject to termination, in whole or in part, prior to the end of the 50-year term for convenience of the U.S. government or as a result of default or nonperformance by the subsidiary performing the contract.  In either event, each Military Utility Privatization Subsidiary so impacted should be entitled to recover the remaining amount of its unrecovered capital investment pursuant to the terms of a termination settlement with the U.S. government at the time of termination as provided in the contract. The contract price for each of these contracts is subject to redetermination two years after commencement of operations and every three years thereafter under the terms of the contract. Prices are also subject to equitable adjustment based upon changes in circumstances, changes in laws and/or regulations and changes in wages and fringe benefits to the extent provided in the contract.  AWR guarantees performance of ASUS’ military privatization contracts.

Pursuant to the terms of these contracts, the Military Utility Privatization Subsidiaries operate, as of the effective date of their respective contracts, the following water and wastewater systems:

•                  FBWS - water and wastewater systems at Fort Bliss located near El Paso, Texas and extending into southeastern New Mexico effective October 1, 2004;

•                  TUS - water and wastewater systems at Andrews Air Force Base in Maryland effective February 1, 2006;

•                  ODUS - wastewater system at Fort Lee in Virginia effective February 23, 2006 and the water and wastewater systems at Fort Eustis and Fort Story in Virginia (“TRADOC”) effective April 3, 2006;

•                  PSUS - water and wastewater systems at Fort Jackson in South Carolina effective February 16, 2008; and

•                  ONUS - water and wastewater systems at Fort Bragg, Pope Army Airfield and Camp MacKall, North Carolina effective March 1, 2008.

Certain financial information for each of AWR’s business segments - water distribution, electric distribution, and contracted services - is set forth in Note 16 to the Notes to Consolidated Financial Statements of American States Water Company and its subsidiaries. AWR’s water and electric distribution segments are not dependent upon a single or only a few customers.  The U.S. government is the primary customer for ASUS’ contracted services.  ASUS may, from time to time, perform work for other prime contractors of the U.S. government.

The revenue from AWR’s segments is seasonal. The impact of seasonality on these AWR businesses is discussed in more detail in Item 1A — “Risk Factors.”

Environmental matters and compliance with such laws and regulations are discussed in detail in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the section titled “Environmental Matters.”

Competition

The businesses of GSWC are substantially free from direct and indirect competition with other public utilities, municipalities and other public agencies within their existing service territories.  However, GSWC may be subject to eminent domain proceedings in which government agencies, under state law, may acquire GSWC’s water systems if doing so is necessary and in the public’s interest. GSWC competes with governmental agencies and other investor-owned utilities in connection with offering service to new real estate developments on the basis of financial terms, availability of water and ability to commence providing service on a timely basis. AWR’s other subsidiary, ASUS, actively competes for business with other investor-owned utilities, other third party providers of water and/or wastewater services and governmental entities primarily on the basis of price and quality of service.

AWR Workforce

AWR and its subsidiaries had a total of 728 employees as of February 26, 2013.  GSWC had 579 employees as of February 26, 2013.  Nineteen positions in GSWC’s Bear Valley Electric Service (“BVES”) customer service area are covered by a collective bargaining agreement with the International Brotherhood of Electrical Workers, which expires in December 2013.  Sixty-eight employees in GSWC’s Region II are covered by a collective bargaining agreement with the Utility Workers Union of America, which expires in 2014. GSWC has no other unionized employees.

ASUS had 149 employees as of February 26, 2013.  Twelve of the employees of a subsidiary of ASUS are covered by a collective bargaining agreement with the International Union of Operating Engineers which expires in September 2013.

Forward-Looking Information

This Form 10-K and the documents incorporated herein contain forward-looking statements intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based on current estimates, expectations and projections about future events and assumptions regarding these events and include statements regarding management’s goals, beliefs, plans or current expectations, taking into account the information currently available to management.  Forward-looking statements are not statements of historical facts.  For example, when we use words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may” and other words that convey uncertainty of future events or outcomes, we are making forward-looking statements.  We are not able to predict all the factors that may affect future results.  We caution you that any forward-looking statements made by us are not guarantees of future performance and those actual results may differ materially from those in our forward-looking statements.  Some of the factors that could cause future results to differ materially from those expressed or implied by our forward-looking statements, or from historical results, include, but are not limited to:

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

•                  Timeliness of CPUC action on rates

•                  Our ability to efficiently manage capital expenditures and operating and maintenance expenses within CPUC authorized levels and timely recovery of our costs through rates

•                  The impact of increasing opposition to GSWC rate increases on our ability to recover our costs through rates and on the size of our customer base

•                  Our ability to forecast the costs of maintaining GSWC’s aging water and electric infrastructure

•                  Our ability to recover increases in permitting costs and in costs associated with negotiating and complying with the terms of our franchise agreements with cities and counties and other demands made upon us by the cities and counties in which GSWC operates

•                  Changes in accounting valuations and estimates, including changes resulting from changes in our assessment of anticipated recovery of regulatory assets, liabilities and revenues subject to refund or regulatory disallowances

•                  Changes in environmental laws and water and wastewater quality requirements and increases in costs associated with complying with these laws and requirements

•                  Availability of water supplies, which may be adversely affected by changes in weather patterns, contamination and court decisions or other governmental actions restricting use of water from the Colorado River, transportation of water to GSWC’s service areas through the California State Water Project or pumping of groundwater

•                  Our ability to obtain adequate, reliable and cost-effective supplies of chemicals, electricity, fuel, water and other raw materials that are needed for our water and wastewater operations

•                  Our ability to recover the costs associated with the contamination of GSWC’s groundwater supplies from parties responsible for the contamination or through the ratemaking process and the time and expense incurred by us in obtaining recovery of such costs

•                  Adequacy of our power supplies for BVES and the extent to which we can manage and respond to the volatility of electric and natural gas prices

•                  Our ability to comply with the CPUC’s renewable energy procurement requirements

•                  Changes in GSWC customer demand due to unanticipated population growth or decline, changes in climate conditions, general economic and financial market conditions, cost increases and conservation

•                  Changes in accounting treatment for regulated utilities

•                  Changes in estimates used in ASUS’s revenue recognition under the percentage of completion method of accounting for our construction activities at our contracted services business

•                  Termination, in whole or in part, of our contracts to provide water and/or wastewater services at military bases for the convenience of the U.S. government or for default

•                  Delays in obtaining redetermination of prices or equitable adjustments to our prices on our contracts to provide water and/or wastewater services at military bases

•                  Disallowance of costs on our contracts to provide water and/or wastewater services at military bases as a result of audits, cost review or investigations by contracting agencies

•                  Inaccurate assumptions used in preparing bids in our contracted services business

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

•                  General economic conditions which may impact our ability to recover infrastructure investments and operating costs from customers

•                  Explosions, fires, accidents, mechanical breakdowns, the disruption of information technology and telecommunication systems, human error and similar events that may occur while operating and maintaining water and electric systems in California or operating and maintaining water and wastewater systems on military bases under varying geographic conditions

•                  The impact of storms, earthquakes, floods, mudslides, drought, wildfires, disease and similar natural disasters, or acts of terrorism or vandalism, that affect customer demand or that damage or disrupt facilities, operations or information technology systems owned by us, our customers or third parties on whom we rely

•                  Potential costs, lost revenues, or other consequences resulting from misappropriation of assets or sensitive information, corruption of data, or operational disruption in connection with a cyber attack or other cyber incident

•                  Restrictive covenants in our debt instruments or changes to our credit ratings on current or future debt that may increase our financing costs or affect our ability to borrow or make payments on our debt

•                  Our ability to access capital markets and other sources of credit in a timely manner on acceptable terms

Please consider our forward-looking statements in light of those risks as you read this Form 10-K.  We qualify all of our forward-looking statement by these cautionary statements.

Item 1A — Risk Factors

You should carefully read the risks described below and other information in this Form 10-K in order to understand certain of the risks of our business.

Our business is heavily regulated and, as a result, decisions by regulatory agencies and changes in laws and regulations can significantly affect our business

Our revenues depend substantially on the rates and fees we charge our customers and the ability to recover our costs on a timely basis, including the ability to recover the costs of purchased water, groundwater assessments, electric power, natural gas, chemicals, water treatment, security at water facilities and preventative maintenance and emergency repairs. Any delays by the CPUC in granting rate relief to cover increased operating and capital costs at our public utilities or delays in obtaining approval of our requests for equitable adjustments or price redeterminations for contracted services from the U.S. government may adversely affect our financial performance. We may file for interim rates in California in situations where there may be delays in granting final rate relief during a general rate case proceeding. If the CPUC approves lower rates, the CPUC will require us to refund to customers the difference between the interim rates and the rates approved by the CPUC. Similarly, if the CPUC approves rates that are higher than the interim rates, the CPUC may authorize us to recover the difference between the interim rates and the final rates.  Interim rates may also be filed with the U.S. government, should there be delays in the price redetermination process.

Regulatory decisions may also impact prospective revenues and earnings, affect the timing of the recognition of revenues and expenses, may overturn past decisions used in determining our revenues and expenses and could result in impairment charges and customer refunds. Management continually evaluates the anticipated recovery of regulatory assets, liabilities and revenues subject to refund and provides for allowances and/or reserves as deemed necessary. In the event that our assessment of the probability of recovery through the ratemaking process is incorrect, we will adjust the associated regulatory asset or liability to reflect the change in our assessment or any regulatory disallowances.   A change in our evaluation of the probability of recovery of regulatory assets or a regulatory disallowance of all or a portion of our costs could have a material adverse effect on our financial results.

We are also, in some cases, required to estimate future expenses and in others, we are required to incur the expense before recovering costs. As a result, our revenues and earnings may fluctuate depending on the accuracy of our estimates, the timing of our investments or expenses or other factors. If expenses increase significantly over a short period of time, we may experience delays in recovery of these expenses, the inability to recover carrying costs for these expenses and increased risks of regulatory disallowances or write-offs.

Regulatory agencies may also change their rules and policies which may adversely affect our profitability and cash flows. Changes in policies of the U.S. government may also adversely affect our military base contract operations. In certain circumstances, the U.S. government may be unwilling or unable to appropriate funds to pay costs mandated by changes in rules and policies of federal or state regulatory agencies. The U.S. government may disagree with the increases that we request and may delay approval of requests for equitable adjustment or redetermination of prices which could adversely affect our anticipated rates of return.

We may also be subject to fines or penalties if a regulatory agency determines that we have failed to comply with laws, regulations or orders applicable to our businesses, unless we appeal this determination, or our appeal of an adverse determination is denied. Regulatory agencies may also disallow certain costs if audit findings determine that we have failed to comply with our policies and procedures for procurement or other practices.

Our costs involved in maintaining water quality and complying with environmental regulation have increased and are expected to continue to increase

Our capital and operating costs at GSWC can increase substantially as a result of increases in environmental regulation arising from increases in the cost of disposing of residuals from our water treatment plants, upgrading and building new water treatment plants, monitoring compliance activities and securing alternative supplies when necessary.  GSWC may be able to recover these costs through the ratemaking process. We may also be able to recover these costs under settlement and contractual arrangements. In certain circumstances, costs may be recoverable from parties responsible or potentially responsible for contamination, either voluntarily or through specific court action.

We may also incur significant costs in connection with seeking to recover costs due to contamination of water supplies. Our ability to recover these types of costs also depends upon a variety of factors, including approval of rate increases, the willingness of potentially responsible parties to settle litigation and otherwise address the contamination and the extent and magnitude of the contamination. We can give no assurance regarding the adequacy of any such recovery to offset the costs associated with the contamination or the cost of recovery of any legal costs.

We may sustain losses that exceed or are excluded from our insurance coverage or for which we are not insured

We are, from time to time, parties to legal or regulatory proceedings.  These proceedings may pertain to regulatory investigations, employment matters or other disputes.  Management periodically reviews its assessment of the probable outcome of these proceedings, the costs and expenses reasonably expected to be incurred, and the availability and extent of insurance coverage.  On the basis of this review, management establishes reserves for such matters.  We may, however, from time to time be required to pay fines, penalties or damages that exceed our insurance coverage and/or reserves if our estimate of the probable outcome of such proceedings proves to be inaccurate.

We maintain insurance coverage as part of our overall legal and risk management strategy to minimize our potential liabilities.  However, our insurance policies contain exclusions and other limitations that may not cover our potential liabilities. Generally, our insurance policies cover property, worker’s compensation, employer’s liability, general liability and automobile liability. Each policy includes deductibles or self-insured retentions and policy limits for covered claims.   As a result, we may sustain losses that exceed or that are excluded from our insurance coverage or for which we are not insured.

Additional Risks Associated with our Public Utility Operations

Our operating costs may increase as a result of groundwater contamination

Our operations can be impacted by groundwater contamination in certain service territories.  Historically, we have taken a number of steps to address contamination, including the removal of wells from service, decreasing the amount of groundwater pumped from wells in order to slow the movement of plumes of contaminated water, constructing water treatment facilities and securing alternative sources of supply from other areas not affected by the contamination.  In emergency situations, we have supplied our customers with bottled water until the emergency situation has been resolved.

In some cases, persons responsible for causing the contamination of groundwater supplies have paid for mitigation actions.  In other cases, we recover our costs in rates.  To date, the CPUC has permitted us to establish memorandum accounts for potential recovery of these types of costs when they arise.

Management believes that rate recovery, proper insurance coverage and reserves are in place to appropriately manage these types of contamination issues.  However, such issues, if ultimately resolved unfavorably to us, could, in the aggregate, have a material adverse effect on our results of operations and financial condition.

The adequacy of our water supplies depends upon a variety of uncontrollable factors

The adequacy of our water supplies varies from year to year depending upon a variety of factors, including:

•                                         Rainfall, runoff, flood control and availability of reservoir storage;

•                                         Availability of Colorado River water and imported water from northern California;

•                                         The amount of useable water stored in reservoirs and groundwater basins;

•                                         The amount of water used by our customers and others;

•                                         Water quality;

•                                         Legal limitations on production, diversion, storage, conveyance and use; and

•                                         Climate change.

Population growth and increases in the amount of water used in California have caused increased stress on surface water supplies and groundwater basins.  In addition, court-ordered pumping restrictions on water obtained from the Sacramento-San Joaquin Delta may decrease the amount of water Metropolitan Water District of Southern California, or MWD, is able to import from northern California.  We have implemented tiered rates and other practices in order to encourage water conservation. We are also acting to secure additional supplies from desalination and water transfers.  However, we cannot predict to what extent these efforts to reduce stress on our water supplies will be successful or sustainable.

Water shortages at GSWC may:

•                                         adversely affect our supply mix, for instance, causing increased reliance upon more expensive water sources;

•                                         adversely affect our operating costs, for instance, by increasing the cost of producing water from more highly contaminated aquifers;

•                                         result in an increase in our capital expenditures, for example by requiring the construction of pipelines to connect to alternative sources of supply, new wells to replace those that are no longer in service or are otherwise inadequate to meet the needs of our customers, and reservoirs and other facilities to conserve or reclaim water; and

•                                         adversely affect the volume of water sold as a result of mandatory or voluntary conservation efforts by customers.

We may be able to recover increased operating and capital costs through the ratemaking process.  GSWC has implemented a modified supply cost balancing account to track and recover costs from supply mix changes and rate changes by wholesale suppliers, as authorized by the CPUC.  We may also recover costs from certain third parties that may be responsible, or potentially responsible, for groundwater contamination.

Our liquidity may be adversely affected by changes in water supply costs

We obtain our water supplies for GSWC from a variety of sources. For example, water is pumped from aquifers within our service areas to meet a portion of the demands of our customers. When water produced from wells in those areas is insufficient to meet customer demand or when such production is interrupted, we have purchased water from other suppliers. As a result, our cost of providing, distributing and treating water for our customers’ use can vary significantly. Furthermore, imported water wholesalers, such as MWD may not always have an adequate supply of water to sell to us.

Our liquidity and earnings may be adversely affected by increases in maintenance costs due to our aging infrastructure

Some of our systems in California are more than 50 years old.  We have experienced leaks and water quality and mechanical problems in some of these older systems.  In addition, well and pump maintenance expenses are affected by labor and material costs and more stringent water discharge requirements. Although our maintenance costs for 2012 decreased as compared to 2011, these costs can increase substantially and unexpectedly.

We include estimated increases in maintenance costs for future years in each general rate case filed by GSWC for possible recovery. We may not recover overages from those estimates in rates.

Our liquidity and earnings may be adversely affected by our conservation efforts

Conservation by all customer classes at GSWC is a top priority.  However, customer conservation can result in lower volumes of water sold.  We may experience a decline in per residential customer water usage due to the use of more efficient household fixtures and appliances by residential consumers, and perhaps, efforts by our customers to reduce costs.

Our water utility business is heavily dependent upon revenue generated from rates charged to our residential customers for the volume of water used. The rates we charge for water are regulated by the CPUC and may not be adequately adjusted to reflect changes in demand. Declining usage also negatively impacts our long-term operating revenues if we are unable to secure rate increases or if growth in the residential customer base does not occur to the extent necessary to offset the per customer residential usage decline.

We implemented a CPUC-approved water revenue adjustment mechanism at GSWC which has the effect of reducing the adverse impact of our customers’ conservation efforts on revenues.   However, cash flows from operations can be significantly affected as much of the revenues we recognize in these accounts are collected from customers primarily through surcharges over a twelve to eighteen month period.

Our earnings may be affected, to some extent, by weather during different seasons

The demand for water and electricity varies by season.  For instance, there can be a higher level of water consumption during the third quarter of each year when weather in California tends to be hot and dry.  During unusually wet weather, our customers generally use less water.  GSWC has implemented a CPUC-approved water revenue adjustment mechanism, which helps mitigate fluctuations in revenues and earnings due to changes in water consumption by our customers in California.

The demand for electricity in our electric customer service area is greatly affected by winter snows. An increase in winter snows reduces the use of snowmaking machines at ski resorts in the Big Bear area and, as a result, reduces our electric revenues.  Likewise, unseasonably warm weather during a skiing season may result in temperatures too high for snowmaking conditions, which also reduces our electric revenues.  GSWC has implemented a CPUC-approved base revenue requirement adjustment mechanism for our electric business which helps mitigate fluctuations in the revenues and earnings of our electric business due to changes in the amount of electricity used by GSWC’s electric customers.

Our liquidity may be adversely affected by increases in electricity and natural gas prices in California

We purchase most of the electric energy sold to customers in our electric customer service area from others under purchased power contracts.  In addition to purchased power contracts, we purchase additional energy from the spot market to meet peak demand.  We may sell surplus power to the spot market during times of reduced energy demand.  As a result, our cash flow may be affected by the increases in spot market prices of electricity purchased and decreases in spot market prices for electricity sold.   However, GSWC has implemented supply cost balancing accounts, as approved by the CPUC, to alleviate any fluctuation to earnings.  We also operate a natural gas-fueled 8.4 megawatt generator in our electric service area.

Unexpected generator downtime or a failure to perform by any of the counterparties to our electric and natural gas purchase contracts could further increase our exposure to fluctuating natural gas and electric prices.

Changes in electricity prices also affect the unrealized gains and losses on our block forward purchased power contracts that qualify as derivative instruments as we adjust the asset or liability on these contracts to reflect the fair market value of the contracts at the end of each month.  The CPUC has authorized us to establish a memorandum account to track the changes in the fair market value of our purchased power contracts.  As a result, unrealized gains and losses on these purchased power contracts do not impact earnings.

We may not be able to procure sufficient renewable energy resources to comply with CPUC rules

We are required to procure a portion of our electricity from renewable energy resources to meet the CPUC’s renewable procurement requirements.  We have an agreement, subject to CPUC approval, with a third party to purchase renewable energy credits which we believe should allow us to meet these requirements through 2023.  In the event that the CPUC does not approve this agreement, or the third party fails to perform in accordance with the terms of the agreement, we may not be able to obtain sufficient resources to meet the renewable procurement requirements by the end of the first compliance period in December 31, 2013. We may be subject to fines and penalties by the CPUC if the CPUC determines that we are not in compliance with the renewable resource procurement rules.

Our assets are subject to condemnation

Municipalities and other government subdivisions may, in certain circumstances, seek to acquire certain of our assets through eminent domain proceedings.  It is generally our practice to contest these proceedings which may be costly and may divert the attention of management from the operation of our business.  If a municipality or other government subdivision succeeds in acquiring our assets, there is a risk that we will not receive adequate compensation for the assets acquired or be able to recover all charges associated with the divestiture of these assets.

Our costs of obtaining and complying with the terms of franchise agreements are increasing

Cities and counties in which GSWC operates have granted GSWC a franchise to construct, maintain and use pipes and appurtenances in public streets and rights of way.  The costs of obtaining, renewing and complying with the terms of these franchise agreements have been increasing as cities and counties attempt to regulate GSWC’s operations within the boundaries of the city or unincorporated area of the counties in which GSWC operates.  Cities and counties have also been attempting to impose new fees on GSWC’s operations, including pipeline abandonment fees and road cut or other types of capital improvement fees.  At the same time, there is increasing opposition from consumer groups to rate increases that may be necessary to compensate GSWC for the increased costs of local government regulation.  These trends may adversely affect GSWC’s ability to recover its costs of providing water service in rates and to efficiently manage capital expenditures and operating and maintenance expenses within CPUC authorized levels.

Additional Risks Associated with our Contracted Services

We derive revenues from contract operations primarily from the operation and maintenance of water and/or wastewater systems at military bases and the construction of water and wastewater infrastructure on these bases (including renewal and replacement of these systems). As a result, these operations are subject to risks that are different than those of our public utility operations.

Our 50-year contracts for servicing military bases create certain risks that are different from our public utility operations

We have entered into contracts to provide water and/or wastewater services at military bases pursuant to 50-year contracts, subject to termination, in whole or in part, for the convenience of the U.S. government.  In addition, the U.S. government may stop work under the terms of the contracts, delay performance of our obligations under the contracts or modify the contracts at its convenience.

Our contract pricing was based on a number of assumptions, including assumptions about prices and availability of labor, equipment and materials. We may be unable to recover all costs if any of these assumptions are inaccurate or if all costs that we may incur in connection with performing the work were not considered. Our contracts are also subject to periodic price adjustments at the time of price redetermination or in connection with requests for equitable adjustment or other changes permitted by the terms of the contracts. The contract price for each of these contracts is subject to redetermination two years after commencement of operations and every three years thereafter to the extent provided in each of the contracts. Prices are also subject to equitable adjustment based upon changes in circumstances, laws or regulations and service requirement changes with respect to wages and fringe benefits to the extent provided in each of the contracts.

We are required to record all costs under these types of contracts as they are incurred. As a result, we may record losses associated with unanticipated conditions, higher than anticipated infrastructure levels and emergency work at the time such expenses occur.  We recognize additional revenue for such work as, and to the extent that, our price redeterminations and/or requests for equitable adjustments are approved.  Delays in obtaining approval of price redeterminations and/or equitable adjustments can negatively impact our results of operations and cash flows.

We are subject to audits, cost review and investigations by contracting oversight agencies. Certain audit findings such as system deficiencies for government contract reporting requirements may result in delays in price redetermination filings. During the course of an audit, the oversight agency may disallow costs.

Certain payments under these contracts are subject to appropriations by Congress. We may experience delays in receiving payment or delays in redetermination of prices or other price adjustments due to cancelled or delayed appropriations specific to our projects or reductions in government spending for the military generally or military base operations specifically. Appropriations and the timing of payment may be influenced by, among other things, the state of the economy, competing political priorities, budget constraints, the timing and amount of tax receipts and the overall level of government expenditures for the military generally or military base operations specifically.

In August 2011, Congress enacted the Budget Control Act which committed the U.S. government to significantly reducing the federal deficit over ten years. The Budget Control Act called for very substantial automatic spending cuts, known as “sequestration”.  We do not believe there would be any immediate earnings impact to our existing operations and maintenance and renewal and replacement services provided by ASUS.  Such contracts are not subject to the provisions of the Budget Control Act.  Any impact will likely be limited to the timing of funding for these services, a possible delay in the timing of payments, potential delays in the processing of price redeterminations and issuance of contract modifications for new construction work not already funded by the U.S. government, and/or delays in the solicitation and/or awarding of new utility privatization opportunities.

Management also reviews goodwill for impairment at least annually.  ASUS has $1.1 million of goodwill which may be at risk for potential impairment if requested price redeterminations and/or equitable adjustments are not granted.

Risks associated with the collection of wastewater are different, in some respects, from that of our water distribution operations

The wastewater collection system operations of our subsidiaries providing wastewater services on military bases are subject to substantial regulation and involve significant environmental risks. If collection or sewage systems fail, overflow or do not operate properly, untreated wastewater or other contaminants could spill onto nearby properties or into nearby streams and rivers, causing damage to persons or property, injury to aquatic life and economic damages, the cost of addressing which may not be recoverable. This risk is most acute during periods of substantial rainfall or flooding, which are common causes of sewer overflows and system failures.  Liabilities resulting from such damage could adversely and materially affect our business, results of operations and financial condition. In the event that we are deemed liable for any damage caused by overflow, our losses might not be covered by insurance policies or we may find it difficult to secure insurance for this business in the future at acceptable rates.

Our contracts for the construction of infrastructure improvements on military bases create risks that are different, in some respects, from that of our operations and maintenance activities

We have entered into contract modifications with the U.S. government (and in some cases agreements with third parties) for the construction of new water and/or wastewater infrastructure at the military bases. Most of these contracts are firm fixed-price contracts. Under firm fixed-price contracts, we will benefit from cost savings, but are generally unable to recover any cost overruns to the approved contract price. Under most circumstances, the U.S. government has approved increased cost change orders due to change in scope of work performed.

We recognize revenues from these types of contracts using the percentage-of-completion method of accounting. This accounting practice results in our recognizing contract revenues and earnings ratably over the contract term in proportion to our incurrence of contract costs or the physical completion of the construction projects. The earnings or losses recognized on individual contracts are based on periodic estimates of contract revenues, costs and profitability as the construction projects progress.

We establish prices for these types of firm fixed-price contracts and the overall 50-year contracts taken as a whole, based, in part, on cost estimates that are subject to a number of assumptions, including assumptions regarding future economic conditions. If these estimates prove inaccurate or circumstances change, cost overruns could have a material adverse effect on our contracted business operations and results of operations.

We may be adversely affected by disputes with the U.S. government regarding our performance of contract services on military bases

If there is a dispute with the U.S. government regarding performance under these contracts or the amounts owed to us, the U.S. government may delay, reject or withhold payment, or assert its right to offset damages against amounts owed to us.  If we are unable to collect amounts owed to us on a timely basis or the U.S. government asserts its offset rights, profits and cash flows could be adversely affected.

If we fail to comply with the terms of one or more of our U.S. government contracts, other agreements with the U.S. government or U.S. government regulations and statutes, we could be suspended or barred from future U.S. government contracts for a period of time and be subject to possible damages, fines and penalties and damage to our reputation in the water and wastewater industry.

We depend, to some extent, upon subcontractors to assist us in the performance of contracted services on military bases

We rely, to some extent, on subcontractors to assist us in the operation and maintenance of the water and wastewater systems at military bases. The failure of any of these subcontractors to perform services for us in accordance with the terms of our contracts with the U.S. government could result in the termination of our contract to provide water and/or wastewater services at the affected base(s), a loss of revenues or increases in costs to correct a subcontractor’s performance failures.  We are able to mitigate these risks, in part, by obtaining and requiring our subcontractors to obtain performance bonds.

We are also required to make a good faith effort to achieve our small business subcontracting plan goals pursuant to U.S. government regulation. If we fail to use good faith efforts to meet these goals, the U.S. government may assess damages against us at the end of the contract or, for most contracts, at the end of each price redetermination period. The U.S. government has the right to offset claimed damages against any amounts owed to us.

We also rely on third-party manufacturers as well as third-party subcontractors to complete our construction projects. To the extent that we cannot engage subcontractors or acquire equipment or materials, our ability to complete a project in a timely fashion or at a profit may be impaired. If the amount of costs we incur for these projects exceeds the amount we have estimated in our bid, we could experience reduced profits or losses in the performance of these contracts. In addition, if a subcontractor or manufacturer is unable to deliver its services, equipment or materials according to the negotiated terms for any reason, including the deterioration of its financial condition, we may be required to purchase the services, equipment or materials from another source at a higher price. This may reduce the profit to be realized or result in a loss on a project for which the services, equipment or materials were needed.

If these subcontractors fail to perform services to be provided to us or fail to provide us with the proper equipment or materials, we may be penalized for their failure to perform; however, our contracts with these subcontractors include certain protective provisions, which may include the assessment of liquidated damages.  We mitigate these risks by requiring many of our subcontractors to obtain performance bonds and to compensate us for any penalties we may be required to pay as a result of their failure to perform.

Our earnings may be affected, to some extent, by weather during different seasons

Seasonal weather conditions, such as hurricanes or significant winter storms, occasionally cause temporary office closures and/or result in temporary halts to construction activity at military bases.  To the extent that our construction activities are impeded by these events, we will experience a delay in recognizing revenues from these construction projects.

We continue to incur costs associated with the expansion of our contract activities

We continue to incur additional costs in connection with the attempted expansion of our contract operations associated with the preparation of bids for new contracts for contract operations on prospective and existing military bases. Our ability to recover these costs and to earn a profit on our contract operations will depend upon the extent to which we are successful in obtaining new contracts and recovering these costs and other costs from new contract revenues.

Other Risks

Our business requires significant capital expenditures

The utility business is capital intensive. On an annual basis, we spend significant sums of money for additions to, or replacement of, our property, plant and equipment at our water and electric utilities. We obtain funds for these capital projects from operations, contributions by developers and others and advances from developers (which are repaid over a period of time at no interest). We also periodically borrow money or issue equity for these purposes. In addition, we have a syndicated bank credit facility that is partially used for these purposes. We cannot provide assurance that these sources will continue to be adequate or that the cost of funds will remain at levels permitting us to earn a reasonable rate of return.

Our subsidiaries providing water and wastewater services on military bases also expect to incur significant capital expenditures. To the extent that the U.S. government does not reimburse us for these expenditures as the work is performed or completed, the U.S. government will repay us over time.  However, as previously discussed, if there is a dispute with the U.S. government regarding performance under these contracts or the amounts owed to us, the U.S. government may delay, reject or withhold payment, or assert its right to offset damages against amounts owed to us.  If we are unable to collect amounts owed to us on a timely basis or the U.S. government asserts its offset rights, profits and cash flows will be adversely affected.

We may be adversely impacted by economic conditions

Access to external financing on reasonable terms depends, in part, on conditions in the debt and equity markets.  When business and market conditions deteriorate, we may no longer have access to the capital markets on reasonable terms.  Our ability to obtain funds is dependent upon our ability to access the capital markets by issuing debt or equity to third parties or obtaining funds from our revolving credit facility, which expires in May 2013.  In the event of financial turmoil affecting the banking system and financial markets, consolidation of the financial services industry, significant financial service institution failures or our inability to renew or replace our existing revolving credit facility on attractive terms, it may become necessary for us to seek funds from other sources on less attractive terms.

The performance of the capital markets also affects the values of the assets that are held in trust to satisfy significant future obligations under our pension and postretirement benefit plans. These assets are subject to market fluctuations, which may cause investment returns to fall below our projected rates of return. A decline in the market value of the pension and postretirement benefit plan assets will increase the funding requirements under our pension and postretirement benefit plans if future returns on these assets are insufficient to offset the decline in value. Future increases in pension and other postretirement costs as a result of the reduced value of plan assets may not be fully recoverable in rates, and our results of operations and financial position could be negatively affected.

Payment of our debt may be accelerated if we fail to comply with restrictive covenants in our debt agreements

Our failure to comply with restrictive covenants in our debt agreements could result in an event of default.  If the default is not cured or waived, we may be required to repay or refinance this debt before it becomes due.  Even if we are able to obtain waivers from our creditors, we may only be able to do so on unfavorable terms.

We (AWR) are a holding company that depends on cash flow from our subsidiaries to meet our financial obligations and to pay dividends on our common shares

As a holding company, our subsidiaries conduct substantially all operations and our only significant assets are investments in our subsidiaries. This means that we are dependent on distributions of funds from our subsidiaries to meet our debt service obligations and to pay dividends on our common shares.

Our subsidiaries are separate and distinct legal entities and generally have no obligation to pay any amounts due on our debt.  Our subsidiaries only pay dividends if and when declared by the subsidiary board.  Moreover, GSWC is obligated to give first priority to its own capital requirements and to maintain a capital structure consistent with that determined to be reasonable by the CPUC in its most recent decision on capital structure, in order that customers not be adversely affected by the holding company structure.  Furthermore, our right to receive cash or other assets in the unlikely event of liquidation or reorganization of any of our subsidiaries is generally subject to the prior claims of creditors of that subsidiary.  If we are unable to obtain funds from a subsidiary in a timely manner, we may be unable to meet our financial obligations, make additional investments or pay dividends.

We must successfully maintain and/or upgrade our information technology systems as we are increasingly dependent on the continuous and reliable operation of these systems

We rely on various information technology systems to manage our operations. Such systems require periodic modifications, upgrades and or replacement which subject us to inherent costs and risks including potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, retention of sufficiently skilled personnel to implement and operate the new systems, and other risks and costs of delays or difficulties in transitioning to new systems or of integrating new systems into our current systems. In addition, the difficulties with implementing new technology systems may cause disruptions in our business operations and have an adverse effect on our business and operations, if not anticipated and appropriately mitigated.

We rely on our computer, information and communications technology systems in connection with the operation of our business, especially with respect to customer service and billing, accounting and, in some cases, the monitoring and operation of our treatment, storage and pumping facilities.  Our computer and communications systems and operations could be damaged or interrupted by natural disasters, telecommunications, failures or acts of war or terrorism or similar events or disruptions.  Any of these or other events could cause system interruption, delays and loss of critical data or delay or prevent operations and adversely affect our financial results.

There have been an increasing number of cyber-attacks on companies around the world, which have caused operational failures or compromised sensitive corporate or customer data.  These attacks have occurred over the internet, through malware, viruses or attachments to e-mails or through persons inside the organization or with access to systems inside the organization.  We have implemented security measures and will continue to devote significant resources to address any security vulnerabilities in an effort to prevent cyber-attacks.  Despite our efforts, we cannot be assured that a cyber-attack will not cause water, wastewater or electric system problems, disrupt service to our customers, compromise important data or systems or result in unintended release of customer information.  Moreover, if a computer security breach affects our systems or results in the unauthorized release of sensitive data, our reputation could be materially damaged. We would also be exposed to a risk of loss or litigation and possible liability.

Our operations are geographically concentrated in California

Although we operate water and wastewater facilities in a number of states, our operations are concentrated in California, particularly southern California.  As a result, our financial results are largely subject to political, water supply, labor, utility cost and regulatory risks, economic conditions and other economic risks affecting California.  California is, among other things, raising taxes in order to help balance the state budget and jobs may be lost to other states which are perceived as having a more business friendly climate.

We operate in areas subject to natural disasters or that may be the target of terrorist activities

We operate in areas that are prone to earthquakes, fires, mudslides, hurricanes, tornadoes and other natural disasters.  While we maintain insurance policies to help reduce our financial exposure, a significant seismic event in southern California, where our operations are concentrated, or other natural disasters could adversely impact our ability to deliver water and electricity or provide wastewater service and adversely affect our costs of operations.  The CPUC has historically allowed utilities to establish a catastrophic event memorandum account to recover these costs for our public utility operations.

Terrorists could seek to disrupt service to our customers by targeting our assets.  We have invested in additional security for facilities throughout our regulated service areas to mitigate the risks of terrorist activities. We also may be prevented from providing water and/or wastewater services at the military bases we serve in times of military crisis affecting these bases.

Item 1B — Unresolved Staff Comments

None.

Item 2 - Properties

Water Properties

As of December 31, 2012, GSWC’s physical properties consisted of water transmission and distribution systems which included 2,786 miles of pipeline together with services, meters and fire hydrants and approximately 425 parcels of land, generally less than 1 acre each, on which are located wells, pumping plants, reservoirs and other water utility facilities, including three surface water treatment plants.  GSWC also has franchises, easements and other rights of way for the purpose of constructing and using pipes and appurtenances for transmitting and distributing water.

As of December 31, 2012, GSWC owned 244 wells, of which 188 are active operable wells equipped with pumps with an aggregate production capacity of approximately 202.7 million gallons per day. GSWC has 63 connections to the water distribution facilities of the MWD, and other municipal water agencies. GSWC’s storage reservoirs and tanks have an aggregate capacity of approximately 111 million gallons. GSWC owns no dams. The following table provides, in greater detail, information regarding the water utility plant of GSWC:

Pumps		Distribution Facilities			Reservoirs
Well	Booster	Mains*	Services	Hydrants	Tanks	Capacity*
244	378	2,786	255,818	23,296	144	110,520	(1)

* Reservoir capacity is measured in thousands of gallons. Mains are in miles.

(1)  GSWC has additional treatment capacity in its Bay Point system, through an exclusive capacity right to use 4.4 million gallons from a treatment plant owned by Contra Costa Water District.  GSWC also has additional reservoir capacity in its Claremont system, through an exclusive right to use all of one 8 million gallon reservoir, one-half of another 8 million gallon reservoir, and one-half of a treatment plant’s capacity, all owned by Three Valleys Municipal Water District.

Electric Properties

GSWC’s electric properties are located in the Big Bear area of San Bernardino County, California. As of December 31, 2012, GSWC owned and operated 29.6 miles of overhead 34.5 kilovolt (“kv”) transmission lines, 1.4 mile of underground 34.5 kv transmission lines, 179.6 miles of 4.16 kv or 2.4 kv distribution lines, 53.2 miles of underground cable, 13 sub-stations and a natural gas-fueled 8.4 MW peaking generation facility.  GSWC also has franchises, easements and other rights of way for the purpose of constructing and using poles, wires and other appurtenances for transmitting electricity.

Adjudicated and Other Water Rights

GSWC owns groundwater and surface water rights in California.  Groundwater rights are further subject to classification as either adjudicated or unadjudicated rights.  Adjudicated rights have been subjected to comprehensive litigation in the courts, are typically quantified and are actively managed for optimization and sustainability of the resource. Surface water rights are quantified and managed by the State Water Resources Control Board, unless they originated prior to 1914, in which case they resemble unadjudicated groundwater rights. As of December 31, 2012, GSWC had adjudicated groundwater water rights and surface water rights of 76,022 and 11,335 acre feet per year, respectively. GSWC also has a number of unadjudicated groundwater rights, which have not been quantified and are not subject to predetermined limitations, but are typically measured by maximum historical usage.

Office Buildings

Registrant’s general headquarters are housed in two office buildings located in San Dimas, California, one of which GSWC owns. GSWC also owns and/or leases certain facilities that house regional, district and customer service offices. ASUS leases office facilities in California, Georgia and Virginia.  TUS and PSUS rent temporary service center facilities in Maryland and South Carolina, respectively.  FBWS has a ten-year, renewable, no cost license for use of space in a U.S. government building at Fort Bliss as a service center.  ODUS and ONUS own service centers in Virginia and North Carolina, respectively, and ONUS also rents temporary support facilities.

Mortgage and Other Liens

As of December 31, 2012, GSWC had no mortgage debt outstanding or liens securing indebtedness.

As of December 31, 2012, neither AWR nor ASUS or any of its subsidiaries had any mortgage debt or liens securing indebtedness, outstanding.

Under the terms of certain debt of AWR and GSWC, AWR and GSWC are prohibited from issuing any secured debt, without providing equal and ratable security to the holders of this existing debt.

Condemnation of Properties

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

The City of Claremont (“Claremont”) located in GSWC’s Region III, has expressed various concerns to GSWC about rates charged by GSWC and the effectiveness of the CPUC’s rate-setting procedures. In January 2012, the Claremont City Council members directed staff to pursue analysis required for potential acquisition of the water system and allocated funds from its general reserve for such analysis. In November 2012, Claremont made an offer to acquire GSWC’s water system servicing Claremont.  GSWC rejected the offer and clarified that the system is not for sale.  Claremont and GSWC have however, agreed to hold meetings to further discuss alternatives, rates and other concerns of the City.  GSWC serves approximately 11,000 customers in Claremont.

In April 2011, an organization called Ojai FLOW (Friends of Locally Owned Water) started a local campaign for the Casitas Municipal Water District to purchase GSWC’s Ojai water system. The Ojai City Council passed a resolution supporting the efforts of Ojai FLOW at their regular meeting in April 2011. In July 2012, the Casitas Municipal Water District (“CMWD”) hired a financial consultant to provide consulting services to the District for the establishment of a Community Facilities District (“CFD”) and the issuance of bonds within the CFD to provide funding for the potential acquisition of GSWC’s Ojai system.  In January 2013, the CMWD passed resolutions to: (i) approve Local Goals and Policies for Use of Mello-Roos Community Facilities District Act of 1982, and (ii) make a Declaration of Intention to Establish Community Facilities District No. 2013-1 (Ojai) and to Authorize the Levy of Special Taxes Therein. With this action, CMWD will be allowed to hold a public hearing, and at the close of the hearing, establish the CFD.  The public hearing is expected in March 2013.  GSWC serves approximately 3,000 customers in Ojai.

Except for the City of Claremont and the City of Ojai, Registrant is currently not involved in activities related to the potential condemnation of any of its water customer service areas or in its BVES customer service area. No formal condemnation proceedings have been filed against any of the Registrant’s service areas during the past three years.

Item 3 - Legal Proceedings

Water Quality-Related Litigation:

Perchlorate and/or Volatile Organic Compounds (“VOC”) have been detected in certain wells servicing GSWC’s South San Gabriel System. GSWC filed suit in federal court, along with two other affected water purveyors and the San Gabriel Basin Water Quality Authority, together known as the “Water Entities”, against some of those allegedly Potentially Responsible Parties (“PRP”). In August 2003, the US Environmental Protection Agency (“EPA”) issued Unilateral Administrative Orders (“UAO”) against 41 PRPs for polluting the groundwater in portions of the San Gabriel Valley from which GSWC wells draw water. The UAO requires these parties to remediate the contamination.

In October 2004, the judge in the lawsuit stayed the matter in order to allow the parties to explore settlement and appointed a special master to oversee mandatory settlement discussions between the PRPs and the Water Entities. The Water Entities have now successfully reached settlement with all the PRPs.  Legal proceedings are currently in progress to enter the settlements and resolve the claims.

Santa Maria Groundwater Basin Adjudication:

In 1997, the Santa Maria Valley Water Conservation District (“plaintiff”) filed a lawsuit against multiple defendants, including GSWC, the City of Santa Maria, and several other public water purveyors. The plaintiff’s lawsuit sought an adjudication of the Santa Maria Groundwater Basin (the “Basin”). A stipulated settlement of the lawsuit has been reached, subject to CPUC approval.  The settlement, among other things, if approved by the CPUC, would preserve GSWC’s historical pumping rights and secure supplemental water rights for use in case of drought or other reductions in the natural yield of the Basin. GSWC, under the stipulation, has a right to 10,000 acre-feet of groundwater replenishment provided by the Twitchell Project, a storage and flood control reservoir project operated by the plaintiff.  A monitoring and annual reporting program has been established to allow the parties to responsibly manage the Basin and to respond to shortage conditions.  If severe water shortage conditions are found over a period of five years, the management area engineer will make findings and recommendations to alleviate such shortages.  If the Basin experiences severe shortage conditions, the court has the authority to limit GSWC’s groundwater production to 10,248 acre-feet per year, based on developed water in the Basin.  Over the last five years, GSWC’s average groundwater production has been 10,140 acre-feet per year.

In February 2008, the court issued its final judgment, which approved and incorporated the stipulation.  The judgment awarded GSWC prescriptive rights to groundwater against the non-stipulating parties.  In addition, the judgment granted GSWC the right to use the Basin for temporary storage and to recapture 45 percent of the return flows that are generated from its importation of State Water Project water.  Pursuant to this judgment, the court retained jurisdiction over all of the parties to make supplemental orders or to amend the judgment as necessary.  In March 2008, the non-stipulating parties filed notices of appeal.  In November 2012, the Appellate Court upheld the Santa Maria judgment, with a remand to the trial court to clarify the narrow issue that non-stipulating parties retained their overlying rights.  There is no dispute on this clarification.  In December 2012, the Appellate Court further modified the decision clarifying the basis for the overdraft finding that precipitated the prescriptive right finding.  In December 2012, the non-stipulating parties filed a request with the California Supreme Court for a review of the Appellate Court findings.   In February 2013, the California Supreme Court denied the parties’ request for review of the Appellate Court findings.

Other Litigation:

Registrant is also subject to ordinary routine litigation incidental to its business. Management believes that rate recovery, proper insurance coverage and reserves are in place to insure against property, general liability and workers’ compensation claims incurred in the ordinary course of business.  Management is unable to predict an estimate of the loss, if any, resulting from any pending suits or administrative proceedings.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Performance Graph

The graph below matches American States Water Company’s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the S&P 500 index, and a customized peer group of five companies that includes: Artesian Resources Corp., California Water Service Group, Connecticut Water Service Inc., Middlesex Water Company and SJW Corp. The graph assumes that the value of the investment in our common shares, in the peer group, and the index (including reinvestment of dividends) was $100 on December 31, 2007 and tracks it through December 31, 2012.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among American States Water Company, the S&P 500 Index, and a Peer Group

*$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

Copyright©2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/07	12/08	12/09	12/10	12/11	12/12

American States Water Company	$100.00	$90.07	$99.55	$99.80	$104.33	$148.00
S&P 500	$100.00	$63.00	$79.67	$91.67	$93.61	$108.59
Peer Group	$100.00	$106.63	$94.00	$104.05	$103.73	$114.43

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Market Information Relating to Common Shares

Common Shares of American States Water Company are traded on the New York Stock Exchange (“NYSE”) under the symbol “AWR”. The intra-day high and low NYSE prices on the Common Shares for each quarter during the past two years, as reported by the Wall Street Journal’s website, were:

	Stock Prices
	High	Low
2012
First Quarter	$38.00	$34.07
Second Quarter	39.92	34.90
Third Quarter	45.40	39.44
Fourth Quarter	48.13	40.64

2011
First Quarter	$36.07	$32.67
Second Quarter	36.45	32.76
Third Quarter	35.75	30.53
Fourth Quarter	36.27	32.30

The closing price of the Common Shares of American States Water Company on the NYSE as reported on the Wall Street Journal’s website on February 26, 2013 was $52.30.

Approximate Number of Holders of Common Shares

As of February 26, 2013, there were 2,564 holders of record of the 19,263,011 outstanding Common Shares of American States Water Company. AWR owns all of the outstanding common shares of GSWC and ASUS. ASUS owns all of the outstanding stock of the Military Utility Privatization Subsidiaries.

Frequency and Amount of Any Dividends Declared and Dividend Restrictions

For the last two years, AWR has paid dividends on its Common Shares on or about March 1, June 1, September 1 and December 1. The following table lists the amount of dividends paid on Common Shares of American States Water Company:

	2012	2011
First Quarter	$0.280	$0.260
Second Quarter	$0.280	$0.280
Third Quarter	$0.355	$0.280
Fourth Quarter	$0.355	$0.280
Total	$1.270	$1.100

AWR’s ability to pay dividends is subject to the requirement in its $100.0 million revolving credit facility to maintain compliance with all covenants described in footnote (15) to the table in the section entitled “Contractual Obligations, Commitments and Off Balance Sheet Arrangements” included in Part II, Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operation. GSWC’s maximum ability to pay dividends is restricted by certain Note Agreements to the sum of $21.0 million plus 100% of consolidated net income from certain dates plus the aggregate net cash proceeds received from capital stock offerings or other instruments convertible into capital stock from various dates. Under the most restrictive of the Note Agreements, $352.6 million was available from GSWC to pay dividends to AWR as of December 31, 2012. GSWC is also prohibited under the terms of senior notes from paying dividends if, after giving effect to the dividend, its total indebtedness to capitalization ratio (as defined) would be more than 0.6667 to 1.  GSWC would have to issue additional debt of $478.8 million to invoke this covenant as of December 31, 2012.

The ability of AWR, GSWC and ASUS to pay dividends is also restricted by California law. Effective January 1, 2012, California revised the legal standards applicable to a California corporation seeking to distribute dividends.  Under the revised law, AWR, GSWC and ASUS are each permitted to distribute dividends to its shareholders so long as the Board of Directors determines, in good faith, that either: (i) the value of the corporation’s assets equals or exceeds the sum of its total liabilities immediately after the dividend, or (ii) its retained earnings equals or exceeds the amount of the distribution.   Under the least restrictive of the California tests, approximately $205.3 million was available to pay dividends to AWR’s common shareholders at December 31, 2012. Approximately $184.8 million was available for GSWC to pay dividends to AWR at December 31, 2012. Approximately $17.4 million was available for ASUS to pay dividends to AWR at December 31, 2012.

AWR paid $24.1 million in dividends to shareholders for the year ended December 31, 2012, as compared to $20.6 million for the year ended December 31, 2011. GSWC paid dividends of $10.2 million and $20.0 million to AWR in 2012 and 2011, respectively. ASUS paid dividends of $6.7 million to AWR in 2012 and none in 2011.

Securities Authorized for Issuance under Equity Compensation Plans

AWR has made stock awards to its executive officers and managers under the 2000 Stock Incentive Plan and the 2008 Stock Incentive Plan.  It has also made stock awards to its non-employee directors under the 2003 Non-Employee Directors Stock Plan.  Information regarding the securities which have been issued and which are available for issuance under these plans is set forth in the table below as of December 31, 2012.  This table does not include any Common Shares that may be issued under our 401(k) plan.

Plan Category	(a)(1) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) (1) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	201,579	$33.43	720,679
Equity compensation plans not approved by shareholders	—	—	—
Total	201,579	$33.43	720,679

(1) Amounts shown are for options granted only.  At December 31, 2012, there were 93,025 restricted stock units outstanding that had been granted to employees under the 2000 Plan and the 2008 Plan and 56,641 restricted stock units outstanding that had been granted to directors under the directors’ plan.  There were also 5,818 performance awards granted to the President and Chief Executive Officer of the Company.  Each restricted stock unit was issued with dividend equivalent rights until the restricted stock unit vests or is terminated earlier pursuant to the terms of the grant.  We may not grant restricted stock units with respect to more than 118,000 of our common shares under the directors’ plan.  Each performance award was issued with dividend equivalent rights with respect to the performance awards that will be determined by the Compensation Committee of the Board of Directors to have been earned by the President and Chief Executive Officer at the end of the performance period.

Other Information

The shareholders of AWR have approved the material features of all equity compensation plans under which AWR directly issues equity securities. AWR did not directly issue any unregistered equity securities during 2012.

The following table provides information about AWR repurchases of its Common Shares during the fourth quarter of 2012:

				Total Number of	Maximum Number
				Shares Purchased as	of Shares That May
				Part of Publicly	Yet Be Purchased
	Total Number of		Average Price Paid	Announced Plans or	under the Plans or
Period	Shares Purchased		per Share	Programs (1)	Programs (3)
October 1 - 31, 2012	38,013		$43.83	—	NA
November 1 - 30, 2012	62,332		$44.53	—	NA
December 1 - 31, 2012	3,970		$45.69	—	NA
TOTAL	104,315	(2)	$44.32	—	NA

(1)         None of the Common Shares were purchased pursuant to any publicly announced stock repurchase program.

(2)         Of this amount, 97,800 Common Shares were acquired on the open market for employees pursuant to our 401(k) Plan.  The remainder of the Common Shares were acquired on the open market for participants in AWR’s Common Share Purchase and Dividend Reinvestment Plan.

(3)         None of these plans contain a maximum number of Common Shares that may be purchased in the open market under the plans.  There is no termination date for either of these plans.

Item 6. Selected Financial Data

AMERICAN STATES WATER COMPANY (AWR):

(in thousands, except per share amounts)	2012	2011	2010 (3)	2009	2008 (4)
Income Statement Information:
Total Operating Revenues	$466,908	$419,913	$399,776	$354,166	$312,215
Total Operating Expenses	355,814	324,809	325,957	285,324	251,277
Operating Income	111,094	95,104	73,819	68,842	60,938
Interest Expense	22,765	23,681	21,636	21,899	20,877
Interest Income	1,333	859	2,406	911	1,832
Income from Continuing Operations	$54,148	$42,010	$31,091	$29,374	$25,996
Income (Loss) from Discontinued Operations, net of tax (1)	$—	$3,849	$2,106	$157	$(3,991)

Basic Earnings per Common Share (2):
Income from Continuing Operations	$2.83	$2.24	$1.67	$1.62	$1.50
Income (Loss) from Discontinued Operations (1)	—	0.20	0.11	0.01	(0.23)
Total	$2.83	$2.44	$1.78	$1.63	$1.27

Fully Diluted Earnings per Common Share (2):
Income from Continuing Operations	$2.82	$2.23	$1.66	$1.61	$1.49
Income (Loss) from Discontinued Operations (1)	—	0.20	0.11	0.01	(0.23)
Total	$2.82	$2.43	$1.77	$1.62	$1.26

Average Shares Outstanding	18,999	18,693	18,585	18,052	17,262
Average number of Diluted Shares Outstanding	19,131	18,837	18,736	18,188	17,394
Dividends Declared per Common Share	$1.27	$1.10	$1.04	$1.01	$1.00
Balance Sheet Information:
Total Assets	$1,280,943	$1,238,362	$1,192,035	$1,113,293	$1,061,287
Common Shareholders’ Equity	454,579	408,666	377,541	359,430	310,503
Long-Term Debt	332,463	340,395	299,839	300,221	260,561
Total Capitalization	$787,042	$749,061	$677,380	$659,651	$571,064

GOLDEN STATE WATER COMPANY (GSWC):

(in thousands)	2012	2011	2010 (3)	2009	2008
Income Statement Information:
Total Operating Revenues	$342,931	$336,725	$327,416	$295,034	$269,857
Total Operating Expenses	256,326	253,047	263,615	231,548	206,939
Operating Income	86,605	83,678	63,801	63,486	62,918
Interest Expense	22,609	23,292	21,215	21,398	19,651
Interest Income	1,293	801	1,914	898	1,774
Net Income	$39,220	$34,822	$25,110	$25,373	$27,819
Balance Sheet Information:
Total Assets	$1,214,052	$1,173,383	$1,078,478	$1,021,845	$970,150
Common Shareholder’s Equity	416,257	384,806	358,295	331,530	324,533
Long-Term Debt	332,463	340,395	299,839	300,221	260,561
Total Capitalization	$748,720	$725,201	$658,134	$631,751	$585,094

(1)         In May 2011, AWR completed its sale of Chaparral City Water Company (“CCWC”) and recorded a gain on the sale (net of taxes and transaction costs) of approximately $2.2 million, or $0.12 per share. The results of CCWC for all periods included have been presented as a discontinued operation.

(2)         In accordance with authoritative guidance for the effect of participating securities on earnings per share (“EPS”) calculations, AWR uses the “two-class” method of computing EPS for the effects of participating securities.  AWR has participating securities related to stock options and stock units that earn dividend equivalents on an equal basis with Common Shares.  Net income available for common shareholders excluding earnings available and allocated to participating securities was $53,767,000, $45,548,000, $33,023,000, $29,399,000 and $21,890,000 for the years ended December 31, 2012, 2011, 2010, 2009 and 2008, respectively.

(3)         In 2010, results include a $16.6 million charge related to the impairment of assets and loss contingencies in connection with regulatory matters.

(4)         In 2008, results include a $7.7 million goodwill impairment charge related to CCWC.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis provides information on AWR’s consolidated operations and assets and where necessary, includes specific references to AWR’s individual segments and/or other subsidiaries: GSWC, ASUS and its subsidiaries, or AWR’s former subsidiary, Chaparral City Water Company (“CCWC”), which was a subsidiary until its sale in May 2011.  Included in the following analysis is a discussion of water and electric gross margins.  Water and electric gross margins are computed by taking total revenues, less total supply costs.  Registrant uses these gross margins and related percentages as an important measure in evaluating its operating results.  Registrant believes this measure is a useful internal benchmark in evaluating the performance of GSWC.

The discussions and tables included in the following analysis also present Registrant’s operations in terms of earnings per share by business segment.  Registrant believes that the disclosure of earnings per share by business segment provides investors with clarity surrounding the performance of our differing services and information that could be indicative of future performance for each business segment.  Registrant reviews these measurements regularly and compares them to historical periods and to our operating budget. However, these measures, which are not presented in accordance with Generally Accepted Accounting Principles (“GAAP”), may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to operating income or earnings per share, which are determined in accordance with GAAP. A reconciliation of water and electric margins to the most directly comparable GAAP measures are included in the table under the section titled “Operating Expenses: Supply Costs”.  Reconciliations to AWR’s diluted earnings per share are included in the discussions under the sections titled “Summary Results by Segment.”

Overview

Registrant’s revenues, operating income and cash flows are earned primarily through delivering potable water to homes and businesses, through our contracted services business for the operation and maintenance and renewal and replacement of water and/or wastewater systems for the U.S. government at various military bases, and through the delivery of electricity in the Big Bear area of San Bernardino County, California. Rates charged to GSWC customers are determined by the CPUC. These rates are intended to allow recovery of operating costs and a reasonable rate of return on capital.  Factors affecting financial performance of GSWC are described under Forward-Looking Information and include the process and timing of setting rates charged to customers; the ability to recover, and the process for recovering in rates, the costs of distributing water and electricity and our overhead costs; fines, penalties and disallowances by the CPUC arising from failures to comply with regulatory requirements; weather; the impact of increased water quality standards and environmental regulations on the cost of operations and capital expenditures; pressures on water supply caused by population growth, more stringent water quality standards, deterioration in water quality and water supply from a variety of causes; capital expenditures needed to upgrade water systems and increased costs and risks associated with litigation relating to water quality and water supply, including suits initiated by GSWC to protect its water supply.

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

ASUS provides water and/or wastewater services, including the operation, maintenance, renewal and replacement of the water and/or wastewater systems, at various military installations pursuant to 50-year firm, fixed-price contracts.  The contract price for each of these contracts is subject to prospective price redeterminations. Additional revenues generated by contract operations are primarily dependent on new construction activities under contract modifications or work done on behalf of other prime contractors.  As a result, ASUS is subject to risks that are different than those of GSWC.  Factors affecting the financial performance of our Military Utility Privatization Subsidiaries are described under Forward-Looking Information and include delays in receiving payments from and the redetermination and equitable adjustment of prices under the contracts with the U.S. government; fines, penalties or disallowance of costs by the U.S. government; and termination of contracts and suspension or debarment for a period of time from contracting with the government due to violations of federal law and regulations in connection with military utility privatization activities.  Our financial performance is also dependent upon our ability to accurately estimate our costs in bidding on firm fixed-price construction contracts and the costs of seeking new contracts for the operation and maintenance and renewal and replacement of water and/or wastewater services at military bases and for additional construction work at existing bases.  ASUS is also actively pursuing utility privatization contracts of other military bases to continue the expansion of the contracted services segment.

Summary Results by Segment

AWR has three reportable segments: water, electric and contracted services. Within the segments, AWR has two principal business units included in continuing operations: water and electric service utility operations conducted through GSWC, and contracted services conducted through ASUS and its subsidiaries.  The results of operations of CCWC have been reported as discontinued operations.

The table below set forth diluted earnings per share by business segment for AWR’s continuing operations:

	Diluted Earnings per Share
	Year Ended
	12/31/2012	12/31/2011	CHANGE

Water	$1.80	$1.66	$0.14
Electric	0.24	0.18	0.06
Contracted services	0.78	0.38	0.40
AWR (parent)	—	0.01	(0.01)
Totals from continuing operations, as reported	$2.82	$2.23	$0.59

For the year ended December 31, 2012, fully diluted earnings per share contributed by the water segment increased by $0.14 per share to $1.80 per share, as compared to $1.66 per share for the same period of 2011.  Items impacting the comparability of the two periods are detailed below:

•                  An increase in the water gross margin of $5.9 million, or $0.18 per share, during the year ended December 31, 2012 compared to the same period of 2011 primarily as the result of CPUC-approved rate increases effective January 1, 2012 to recover infrastructure improvements and operating costs;

•                   An increase in operating expenses (other than supply costs) of approximately $4.5 million, or $0.14 per share, due, in large part, to an increase in depreciation expense of $2.5 million resulting from additions to utility plant.  There was also an increase in: (i) other operation expense due primarily to higher labor and other employee related benefits and bad debt expense, and (ii) property and other taxes.  These increases were partially offset by decreases in maintenance costs and administrative and general expense resulting primarily from lower outside service costs;

•                  An overall decrease in interest expense (net of interest income and other non-operating items) of approximately $2.0 million, or $0.06 per share, due primarily to: (i) a decrease in short-term bank borrowings; (ii) the redemption on October 1, 2012 of $8 million of notes with a 7.55% interest rate; (iii) a reduction in interest expense in connection with the CPUC’s final decision issued in July 2012 on the water cost of capital proceeding; (iv) higher interest income earned on regulatory assets and a refund claim approved by the Internal Revenue Service, and (v) gains recorded on one of GSWC’s investments; and

•                  A decrease in the effective income tax rate for the water segment during the year ended December 31, 2012 as compared to 2011, which increased earnings by approximately $0.04 per share primarily resulting from changes between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements.

Diluted earnings from electric operations increased by $0.06 per share during the year ended December 31, 2012 due primarily to: (i) the CPUC’s approval of GSWC’s application to recover $1.2 million, or $0.04 per share, in legal and outside services costs previously incurred in connection with BVES’s efforts to procure renewable energy resources; (ii) an increase in the electric gross margin of $1.4 million, or $0.04 per share, and (iii) a decrease in the effective income tax rate, which increased earnings by approximately $0.01 per share primarily resulting from changes between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements.  These increases were partially offset by an increase in other operating expenses (excluding the $1.2 million recovery of legal costs discussed above), which decreased earnings by $0.03 per share.

Diluted earnings from contracted services increased by $0.40 per share during the year ended December 31, 2012 due primarily to an increase in construction activities at all military bases served, particularly at Fort Bragg in North Carolina, the military bases in Virginia, and Fort Bliss in Texas. At Fort Bragg, there continues to be significant progress made on a major water and wastewater pipeline replacement project estimated to be substantially completed by the end of

2013.  A backflow preventer and meter project at Fort Bragg is also underway and is expected to be completed by mid-2014.  Construction activity at the military bases in Virginia has increased primarily due to a pipeline and pump station replacement project, expected to be completed by September 2013.  Finally, there was an overall increase in the renewal and replacement capital work, particularly at Fort Bliss consistent with the requirements to construct replacement assets under the 50-year contracts with the U.S. government.

The following discussion and analysis for the years ended December 31, 2012, 2011 and 2010 provides information on AWR’s consolidated operations and assets and where necessary, includes specific references to AWR’s individual segments and/or continuing subsidiaries, GSWC and ASUS and its subsidiaries, and the discontinued operations of CCWC.

Consolidated Results of Operations — Years Ended December 31, 2012 and 2011 (amounts in thousands, except per share amounts):

	Year	Year
	Ended	Ended	$	%
	12/31/2012	12/31/2011	CHANGE	CHANGE
OPERATING REVENUES
Water	$305,898	$300,450	$5,448	1.8%
Electric	37,033	36,275	758	2.1%
Contracted services	123,977	83,188	40,789	49.0%
Total operating revenues	466,908	419,913	46,995	11.2%

OPERATING EXPENSES
Water purchased	54,010	47,530	6,480	13.6%
Power purchased for pumping	8,355	8,598	(243)	-2.8%
Groundwater production assessment	14,732	13,550	1,182	8.7%
Power purchased for resale	12,120	13,574	(1,454)	-10.7%
Supply cost balancing accounts	11,709	18,748	(7,039)	-37.5%
Other operation expenses	29,790	28,312	1,478	5.2%
Administrative and general expenses	70,556	74,061	(3,505)	-4.7%
Depreciation and amortization	41,385	38,349	3,036	7.9%
Maintenance	15,887	17,357	(1,470)	-8.5%
Property and other taxes	15,381	14,210	1,171	8.2%
ASUS construction expenses	81,957	50,648	31,309	61.8%
Net gain on sale of property	(68)	(128)	60	-46.9%
Total operating expenses	355,814	324,809	31,005	9.5%

OPERATING INCOME	111,094	95,104	15,990	16.8%

OTHER INCOME AND EXPENSES
Interest expense	(22,765)	(23,681)	916	-3.9%
Interest income	1,333	859	474	55.2%
Other	431	(196)	627	-319.9%
	(21,001)	(23,018)	2,017	-8.8%

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	90,093	72,086	18,007	25.0%

Income tax expense	35,945	30,076	5,869	19.5%

INCOME FROM CONTINUING OPERATIONS	54,148	42,010	12,138	28.9%

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	—	3,849	(3,849)	-100.0%
NET INCOME	$54,148	$45,859	$8,289	18.1%

Basic earnings from continuing operations	$2.83	$2.24	$0.59	26.3%
Basic earnings from discontinued operations	—	0.20	(0.20)	-100.0%
	$2.83	$2.44	$0.39	16.0%

Diluted earnings from continuing operations	$2.82	$2.23	$0.59	26.5%
Diluted earnings from discontinued operations	—	0.20	(0.20)	-100.0%
	$2.82	$2.43	$0.39	16.0%

Operating Revenues

General

Registrant relies upon rate approvals by the CPUC to recover operating expenses and to provide for a return on invested and borrowed capital used to fund utility plant for GSWC. ASUS files price redeterminations and requests for equitable adjustments with the U.S. government in order to recover operating expenses and provide profit margin for contracted services.  If adequate rate relief and price redeterminations and adjustments are not granted in a timely manner, operating revenues and earnings can be negatively impacted.  ASUS’s earnings have also been positively impacted by additional construction projects at each of the Military Utility Privatization Subsidiaries.

Water

For the year ended December 31, 2012, revenues from water operations increased by $5.4 million to $305.9 million, compared to $300.5 million for the year ended December 31, 2011. The increase in water revenues is primarily due to CPUC-approved third year rate increases for Regions II and III effective January 1, 2012 to recover infrastructure improvements and operating costs.  Also contributing to the increase in water revenues were advice letter filings made for the revenue recovery on capital projects completed at GSWC’s Region I.  In connection with the last Region I rate case approved in December 2010, the CPUC had authorized approximately $18.5 million of capital projects to be filed for revenue recovery with advice letters when those projects are completed. A portion of these projects were completed in late 2011 and throughout 2012. The remaining projects are expected to be completed during 2013 and 2014.

GSWC’s revenue requirement and volumetric revenues are adopted as part of a general rate case (“GRC”) every three years. GSWC filed a GRC for all three water regions in July of 2011 with rates expected to be effective January 1, 2013.  As further discussed in the Regulatory Matters section, in June 2012, GSWC filed a motion to adopt a settlement agreement resolving most issues between GSWC, the CPUC’s Division of Ratepayer Advocates and The Utility Reform Network in connection with this GRC. The CPUC has not yet issued a proposed decision on this GRC.

GSWC’s billed customer water usage increased by 4.8% as compared to 2011, but was lower than adopted consumption.  Changes in consumption do not have a significant impact on earnings due to the CPUC-approved Water Revenue Adjustment Mechanism (“WRAM”) account in place in all three water regions. GSWC records the difference between what it bills its water customers and that which is authorized by the CPUC in the WRAM accounts as regulatory assets or liabilities.

Electric

For the year ended December 31, 2012, revenues from electric operations increased to $37.0 million compared to $36.3 million for 2011 due primarily to attrition year increases in electric rates approved by the CPUC effective January 1, 2012.

Billed electric usage for the year ended December 31, 2012 decreased 2.6% as compared to 2011.  Due to the CPUC approved Base Revenue Requirement Adjustment Mechanism, which adjusts certain revenues to adopted levels authorized by the CPUC, this change in usage did not have a significant impact on earnings.

Contracted Services

Revenues from contracted services consist primarily of construction revenues (including renewals and replacements) and management fees for operating and maintaining the water and/or wastewater systems at military bases.  For the year ended December 31, 2012, revenues from contracted services increased by $40.8 million, or 49.0%, to $124.0 million as compared to $83.2 million for the year ended December 31, 2011.  The increase in revenues was due, in large part, to an increase in construction activities at all military bases served, particularly at Fort Bragg in North Carolina, the military bases in Virginia, Fort Jackson in South Carolina and Fort Bliss in Texas.

At Fort Bragg, there continues to be significant progress made on a major water and wastewater pipeline replacement project estimated to be substantially completed by the end of 2013.  A backflow preventer and meter project at Fort Bragg also contributed to an increase in construction activities and is expected to be completed by mid-2014.  Construction activity at the military bases in Virginia has also increased primarily due to a pipeline and pump station replacement project, expected to be complete by September 2013.  Finally, there was also an overall increase in the renewal and replacement work, particularly at Fort Bliss and Fort Jackson, consistent with the requirements to construct replacement assets under the 50-year contract with the U.S. government. The impact of these 2012 increases was partially offset by a $2.9 million increase in revenues recorded during the second quarter of 2011 due to a change in estimated costs related to the water and wastewater pipeline project at Fort Bragg.

The contracted services business continues to receive contract modifications from the U.S. government and agreements with third-party prime contractors for new construction projects at the Military Utility Privatization Subsidiaries. Earnings and cash flows from amendments and modifications to the original 50-year contracts with the U.S. government may or may not continue in future periods.

Operating Expenses:

Supply Costs

Supply costs for the water segment consist of purchased water, power purchased for pumping, groundwater production assessments and water supply cost balancing accounts. Supply costs for the electric segment consist of power purchased for resale (including the cost of natural gas used by BVES’s generating unit), renewable energy credits and the electric supply cost balancing account. Water and electric gross margins are computed by taking total revenues, less total supply costs. Registrant uses these gross margins and related percentages as important measures in evaluating its operating results. Registrant believes these measures are useful internal benchmarks in evaluating the utility business performance within its water and electric segments. Registrant reviews these measurements regularly and compares them to historical periods and to its operating budget. However, these measures, which are not presented in accordance with Generally Accepted Accounting Principles (“GAAP”), may not be comparable to similarly titled measures used by other entities and should not be considered as alternatives to operating income, which is determined in accordance with GAAP.

Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for 28.4% and 31.4% of total operating expenses for the years ended December 31, 2012 and 2011, respectively.

The table below provides the amount of increases (decreases), percent changes in supply costs, and gross margins during the years ended December 31, 2012 and 2011 (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2012	12/31/2011	CHANGE	CHANGE
WATER OPERATING REVENUES (1)	$305,898	$300,450	$5,448	1.8%
WATER SUPPLY COSTS:
Water purchased (1)	54,010	47,530	6,480	13.6%
Power purchased for pumping (1)	8,355	8,598	(243)	-2.8%
Groundwater production assessment (1)	14,732	13,550	1,182	8.7%
Water supply cost balancing accounts (1)	8,676	16,565	(7,889)	-47.6%
TOTAL WATER SUPPLY COSTS	$85,773	$86,243	$(470)	-0.5%
WATER GROSS MARGIN (2)	$220,125	$214,207	$5,918	2.8%
PERCENT MARGIN - WATER	72.0%	71.3%

ELECTRIC OPERATING REVENUES (1)	$37,033	$36,275	$758	2.1%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	12,120	13,574	(1,454)	-10.7%
Electric supply cost balancing accounts (1)	3,033	2,183	850	38.9%
TOTAL ELECTRIC SUPPLY COSTS	$15,153	$15,757	$(604)	-3.8%
ELECTRIC GROSS MARGIN (2)	$21,880	$20,518	$1,362	6.6%
PERCENT MARGIN - ELECTRIC	59.1%	56.6%

(1)                                 As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above is shown on AWR’s Consolidated Statements of Income and totaled $11,709,000 and $18,748,000 for the years ended December 31, 2012 and 2011, respectively.

(2)                                 Water and electric gross margins do not include any depreciation and amortization, maintenance, administrative and general, property or other tax, or other operation expenses.

Two of the principal factors affecting water supply costs are the amount of water produced and the source of the water. Generally, the variable cost of producing water from wells is less than the cost of water purchased from wholesale suppliers. Under the modified cost balancing account (“MCBA”), GSWC tracks adopted and actual expense levels for purchased water, purchased power and pump taxes, as established by the CPUC. GSWC records the variances (which include the effects of changes in both rate and volume) between adopted and actual water purchased, power purchased, and pump tax expenses as regulatory assets or liabilities. GSWC recovers from or refunds to customers the amount of such variances.  GSWC tracks these variances individually for each water ratemaking area.

The overall adopted percentages for purchased water for the years ended December 31, 2012 and 2011 were approximately 41.6% and 41.3%, respectively, as compared to the actual percentages of 35.3% and 34.5%, respectively.  The difference in actual mix compared to the mix approved by the CPUC resulted in an over-collection in the MCBA account. The overall water gross margin percent was 72.0% for the year ended December 31, 2012 as compared to 71.3% in the same period of 2011.

Purchased water costs for the year ended December 31, 2012 increased by 13.6% to $54.0 million as compared to $47.5 million in 2011.  This increase was primarily due to higher water rates charged by wholesale suppliers and an increase in the amount of water purchased in all regions due to an increase in customers’ water consumption.

For the year ended December 31, 2012, power purchased for pumping decreased to $8.4 million, compared to $8.6 million for 2011.  This was primarily due to lower electric supply rates and improved energy efficiency at GSWC’s pumping facilities.

For the year ended December 31, 2012, groundwater production assessments were $14.7 million in 2012, as compared to $13.6 million in 2011 due to an increase in pump tax rates levied against groundwater production effective July 2012.  Due to the MCBA account, these additional assessments do not impact the water margin.  The MCBA tracks the increases in pump tax rates for future recovery in water rates.

There was a $7.9 million decrease in the water supply cost balancing account provision during the year ended December 31, 2012 as compared to 2011 primarily due to a decrease in the over-collection in the MCBA account from higher water supply rates and an overall increase in customer demand.

For the year ended December 31, 2012, the cost of power purchased for resale to customers in GSWC’s BVES division decreased by 10.7% to $12.1 million as compared $13.6 million for 2011 due primarily to lower energy prices for power purchased in the spot market during 2012 as compared to 2011. The difference between the price of purchased power and $77 per megawatt-hour authorized by the CPUC is reflected in the electric supply cost balancing account.

Other Operation Expenses

The primary components of other operation expenses include payroll, materials and supplies, chemicals and water treatment, and outside service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices.  Registrant’s electric and contracted services operations incur many of the same types of costs as well.  For the years ended December 31, 2012 and 2011, other operation expenses by segment consisted of the following (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2012	12/31/2011	CHANGE	CHANGE
Water Services	$24,396	$22,329	$2,067	9.3%
Electric Services	2,542	2,270	272	12.0%
Contracted Services	2,852	3,713	(861)	-23.2%
Total other operation expenses	$29,790	$28,312	$1,478	5.2%

For the year ended December 31, 2012, other operation expenses for water services increased by $2.1 million as compared to 2011 primarily due to an increase in: (i) bad debt expense of $810,000; (ii) labor costs of $734,000 due primarily to an increase consistent with the Company’s annual performance-based salary review program and an increase in temporary workers during 2012; (iii) postage and billing costs of $210,000, and (iv) other miscellaneous operation expenses of $313,000.  Management does not anticipate bad debt expense to continue at these levels.

For the year ended December 31, 2012, other operation expenses for electric services increased by $272,000 primarily due to: (i) a $126,000 increase in labor and other employee related benefits resulting from an increase in temporary workers; (ii) a $69,000 increase in materials and equipment costs, and (iii) a $77,000 increase in other miscellaneous costs.

For the year ended December 31, 2012, other operation expenses for contracted services decreased by $861,000 as compared to 2011, due largely to a decrease in pre-contract costs resulting from a decrease in the number of new capital construction projects for which the Military Utility Privatization Subsidiaries are required to perform design and engineering activities. Such costs may fluctuate from year-to-year depending on the amount of design and engineering work that the government may request prior to a contract modification and an assessment of recovery of such cost through contract modifications.

Administrative and General Expenses

Administrative and general expenses include payroll expenses related to administrative and general functions, the related employee benefits, insurance expenses, outside legal and consulting fees, regulatory utility commission expenses, expenses associated with being a public company, and general corporate expenses charged to expense accounts. For the years ended December 31, 2012 and 2011, administrative and general expenses by segment, including AWR (parent), consisted of the following (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2012	12/31/2011	CHANGE	CHANGE
Water Services	$53,273	$54,053	$(780)	-1.4%
Electric Services	6,866	7,865	(999)	-12.7%
Contracted Services	10,298	12,070	(1,772)	-14.7%
AWR (parent)	119	73	46	63.0%
Total administrative and general expenses	$70,556	$74,061	$(3,505)	-4.7%

For the year ended December 31, 2012, administrative and general expenses for water services decreased by $780,000 compared to 2011 due primarily to a decrease in legal and other outside service costs of approximately $1.3 million.  These costs tend to fluctuate year-to-year and are expected to continue to fluctuate.  Decreases in legal and other outside service costs were partially offset by an increase in labor and other employee related benefits of approximately 3.5% consistent with the Company’s annual performance-based salary review program.  In addition, in the fourth quarter of 2012, an impairment charge of $416,000 was recorded as a result of the disallowance of certain capital costs in connection with settlement discussions held with the CPUC’s Division of Ratepayer Advocates on the rehearing matter from the Region II, Region III and general office rate case, as more fully discussed later under “Regulatory Matters’.

For the year ended December 31, 2012, administrative and general expenses for electric services decreased by $1.0 million compared to 2011 primarily due to the CPUC’s approval in March 2012 of recovery of $1.2 million of previously incurred legal and outside service costs in connection with BVES’ efforts to procure renewable energy resources.  As a result, in March 2012 BVES recorded a $1.2 million reduction in legal and outside service costs, which had been previously expensed as incurred through March 31, 2011.  The decrease in administrative and general expenses due to this item was partially offset by higher regulatory expenses incurred in connection with the current general rate case.  In 2013, BVES is expecting to make another filing with the CPUC to recover additional costs incurred from April 1, 2011 through December 31, 2012 totaling approximately $842,000, which have been expensed.  If approved by the CPUC, BVES will record a regulatory asset and corresponding decrease to legal and outside services costs.

For the year ended December 31, 2012, administrative and general expenses for contracted services decreased by $1.8 million due primarily to an increase in the allocation of overhead expenses to construction costs as compared to the same period in 2011, as a result of increased construction activities primarily at Fort Bragg in North Carolina, Fort Jackson in South Carolina and Fort Bliss in Texas.  The allocation of overhead expenses to construction costs is reflected under ASUS construction expenses. As the military bases experienced higher construction activities relative to non-construction activities, allocated overhead cost to construction expense proportionately increased. The decrease in overhead allocation to administrative and general expenses was partially offset by an increase in labor and other employee related benefits, and outside service costs.

Depreciation and Amortization

For the years ended December 31, 2012 and 2011, depreciation and amortization by segment consisted of the following (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2012	12/31/2011	CHANGE	CHANGE
Water Services	$37,905	$35,450	$2,455	6.9%
Electric Services	2,292	2,011	281	14.0%
Contracted Services	1,188	888	300	33.8%
Total depreciation and amortization	$41,385	$38,349	$3,036	7.9%

For the year ended December 31, 2012, depreciation and amortization expense for water services increased by $2.5 million to $37.9 million compared to $35.5 million for the year ended December 31, 2011, primarily due to approximately $88.0 million of additions to water utility plant in 2011.

For the year ended December 31, 2012, depreciation and amortization expense for electric services increased by $281,000 to $2.3 million compared to $2.0 million for year ended December 31, 2011, primarily due to approximately $5.1 million of additions to electric utility plant in 2011.

For the year ended December 31, 2012, depreciation and amortization expense for contracted services increased by $300,000 due primarily to the addition of fixed assets.

Maintenance

For the years ended December 31, 2012 and 2011, maintenance expense by segment consisted of the following (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2012	12/31/2011	CHANGE	CHANGE
Water Services	$13,567	$13,817	$(250)	-1.8%
Electric Services	789	885	(96)	-10.8%
Contracted Services	1,531	2,655	(1,124)	-42.3%
Total maintenance	$15,887	$17,357	$(1,470)	-8.5%

For the year ended December 31, 2012, maintenance expense for water services decreased by $250,000 compared to the year ended December 31, 2011 primarily due to a decrease in unplanned maintenance, such as for water leaks, at GSWC’s water facilities.

For the year ended December 31, 2012, maintenance expense for contracted services decreased by $1.1 million due primarily to performing capital work to renew and replace infrastructure in lieu of performing routine maintenance to repair those assets. Such activity is reflected under ASUS construction expenses.

Property and Other Taxes

For the years ended December 31, 2012 and 2011, property and other taxes by segment, consisted of the following (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2012	12/31/2011	CHANGE	CHANGE
Water Services	$12,946	$12,025	$921	7.7%
Electric Services	889	826	63	7.6%
Contracted Services	1,546	1,359	187	13.8%
Total property and other taxes	$15,381	$14,210	$1,171	8.2%

For the year ended December 31, 2012, property and other taxes for water and electric services increased by $984,000 primarily due to increases in payroll taxes, franchise fees and property taxes.

For the year ended December 31, 2012, property and other taxes were higher for contracted services due to an increase in payroll taxes as a result of an increase in number of employees as compared to 2011.

ASUS Construction Expenses

For the year ended December 31, 2012, construction expenses for contracted services were $82.0 million, increasing by $31.3 million compared to the same period in 2011, due primarily to increased construction activity at all military bases served, particularly at Fort Bragg, the military bases in Virginia, Fort Jackson and Fort Bliss.  At Fort Bragg, there continues to be significant progress made on a major water and wastewater pipeline replacement and the backflow preventer and meter projects.  At the military bases in Virginia, there was a pipeline and pump station replacement project.  Finally, there was also an overall increase in renewal and replacement activity, particularly at Fort Bliss and Fort Jackson, consistent with the requirements to construct replacement assets under those respective 50-year contracts with the U.S. government.

Interest Expense

For the years ended December 31, 2012 and 2011, interest expense by segment, including AWR (parent), consisted of the following (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2012	12/31/2011	CHANGE	CHANGE
Water Services	$21,029	$21,739	$(710)	-3.3%
Electric Services	1,580	1,553	27	1.7%
Contracted Services	186	376	(190)	-50.5%
AWR (parent)	(30)	13	(43)	-330.8%
Total interest expense	$22,765	$23,681	$(916)	-3.9%

Overall, interest expense for the year ended December 31, 2012 decreased by $916,000 as compared to 2011. In connection with the CPUC’s July 2012 final decision on the water cost of capital proceeding, GSWC recorded a $381,000 reduction to interest expense. The decision ordered GSWC to refund $408,000 to customers, as compared to the $789,000 GSWC had estimated in its interest rate balancing account.  In addition, on October 1, 2012, GSWC redeemed $8 million of its 7.55% notes.  Finally, there was a decrease in borrowings under Registrant’s revolving credit facility. The average bank loan balance outstanding for the year ended December 31, 2012 was $885,000 as compared to $25.7 million during 2011.  The average interest rate on short term borrowings was 1.5% during both 2012 and 2011.

Interest Income

For the years ended December 31, 2012 and 2011, interest income by segment, including AWR (parent) consisted of the following (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2012	12/31/2011	CHANGE	CHANGE
Water Services	$1,246	$749	$497	66.4%
Electric Services	47	52	(5)	-9.6%
Contracted Services	7	4	3	75.0%
AWR (parent)	33	54	(21)	-38.9%
Total interest income	$1,333	$859	$474	55.2%

Interest income increased by $474,000 for the year ended December 31, 2012 primarily as a result of changes in the settlement of refund claims approved by the Internal Revenue Service. In addition, there was an increase in interest income related to regulatory assets as compared to the same period in 2011.

Other Income and Expense

For the year ended December 31, 2012, Registrant recorded other income of $431,000 consisting primarily of a gain on investments held in a Rabbi Trust for the Supplemental Executive Retirement Plan.  For the year ended December 31, 2011, Registrant recorded other expenses of $196,000 primarily related to a loss incurred on other investments.

Income Tax Expense

For the years ended December 31, 2012 and 2011, income tax expense by segment, including AWR (parent), consisted of the following (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2012	12/31/2011	CHANGE	CHANGE
Water Services	$24,231	$24,006	$225	0.9%
Electric Services	2,269	1,820	449	24.7%
Contracted Services	9,437	4,431	5,006	113.0%
AWR (parent)	8	(181)	189	-104.4%
Total income tax expense	$35,945	$30,076	$5,869	19.5%

For the year ended December 31, 2012, income tax expense for water and electric services increased to $26.5 million compared to $25.8 million for the same period in 2011 due primarily to an increase in pretax income, partially offset by a decrease in the effective tax rate. The effective tax rate (“ETR”) for GSWC for the year ended December 31, 2012 was 40.3% as compared to a 42.7% ETR applicable to the same period of 2011.  The ETR deviates from the federal statutory rate primarily due to state taxes and changes between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (principally plant-, rate-case- and compensation-related items), and changes in permanent items.  Flow-through adjustments increase or decrease tax expense in one period, with an offsetting decrease or increase occurring in another period.

Income tax expense for contracted services increased to $9.4 million compared to $4.4 million due primarily to an increase in pretax income.  The ETR for contracted services was 38.6% for both 2012 and 2011.

Consolidated Results of Operations — Years Ended December 31, 2011 and 2010 (amounts in thousands, except per share amounts):

	Year	Year
	Ended	Ended	$	%
	12/31/2011	12/31/2010	CHANGE	CHANGE
OPERATING REVENUES
Water	$300,450	$291,617	$8,833	3.0%
Electric	36,275	35,799	476	1.3%
Contracted services	83,188	72,360	10,828	15.0%
Total operating revenues	419,913	399,776	20,137	5.0%

OPERATING EXPENSES
Water purchased	47,530	46,865	665	1.4%
Power purchased for pumping	8,598	9,113	(515)	-5.7%
Groundwater production assessment	13,550	11,473	2,077	18.1%
Power purchased for resale	13,574	13,078	496	3.8%
Supply cost balancing accounts	18,748	20,622	(1,874)	-9.1%
Other operation expenses	28,312	29,107	(795)	-2.7%
Administrative and general expenses	74,061	86,266	(12,205)	-14.1%
Depreciation and amortization	38,349	37,405	944	2.5%
Maintenance	17,357	18,149	(792)	-4.4%
Property and other taxes	14,210	14,165	45	0.3%
ASUS construction expenses	50,648	40,357	10,291	25.5%
Net gain on sale of property	(128)	(643)	515	-80.1%
Total operating expenses	324,809	325,957	(1,148)	-0.4%

OPERATING INCOME	95,104	73,819	21,285	28.8%

OTHER INCOME AND EXPENSES
Interest expense	(23,681)	(21,636)	(2,045)	9.5%
Interest income	859	2,406	(1,547)	-64.3%
Other	(196)	(463)	267	-57.7%
	(23,018)	(19,693)	(3,325)	16.9%

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	72,086	54,126	17,960	33.2%

Income tax expense	30,076	23,035	7,041	30.6%

INCOME FROM CONTINUING OPERATIONS	42,010	31,091	10,919	35.1%

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	3,849	2,106	1,743	82.8%
NET INCOME	$45,859	$33,197	$12,662	38.1%

Basic earnings from continuing operations	$2.24	$1.67	$0.57	34.1%
Basic earnings from discontinued operations	0.20	0.11	0.09	81.8%
	$2.44	$1.78	$0.66	37.1%

Diluted earnings from continuing operations	$2.23	$1.66	$0.57	34.3%
Diluted earnings from discontinued operations	0.20	0.11	0.09	81.8%
	$2.43	$1.77	$0.66	37.3%

The table below set forth diluted earnings per share by business segment for AWR’s continuing operations:

	Diluted Earnings per Share
	Year Ended
	12/31/2011	12/31/2010	CHANGE
Water	$1.66	$1.19	$0.47
Electric	0.18	0.11	0.07
Contracted services	0.38	0.38	—
AWR (parent)	0.01	(0.02)	0.03
Totals from continuing operations, as reported	$2.23	$1.66	$0.57

For the year ended December 31, 2011, fully diluted earnings per share contributed by water operations increased by $0.47 per share to $1.66 per share, as compared to $1.19 per share for the same period of 2010 due primarily to:

•                  An increase in the water gross margin of $7.7 million, or $0.24 per share, during the year ended December 31, 2011 compared to the same period of 2010 due primarily to CPUC-approved second year (escalation) rate increases for Regions II and III effective January 1, 2011, as well as new rates at Region I also effective January 1, 2011.

•                  A pretax charge of $16.6 million, or $0.55 per share, recorded in 2010, related to loss contingencies and impairment of assets resulting from regulatory matters associated with a CPUC investigation of certain construction projects and disallowance of costs by the CPUC.

•                  Excluding the charge discussed above, operating expenses (other than supply costs) increased by approximately $4.9 million, or $0.15 per share, due primarily to: (i) an increase in administrative and general expenses of $5.0 million primarily due to higher labor and pension costs as well as a change in the allocation methodology causing higher amounts of costs from the general office, allocated to the water segment and less to electric; (ii) an increase in depreciation expense of $1.1 million resulting primarily from additions to utility plant, and (iii) a decrease of $512,000 in the pretax gain on the sale of property primarily due to the sale in 2010 of land that did not recur in 2011.  These increases were partially offset by a $1.7 million decrease in other operation and maintenance expenses due to a decrease in water treatment and planned and unplanned maintenance costs.

•                  An increase in interest and other non-operating expenses (net of interest income) of $3.3 million, or $0.11 per share, due primarily to: (i) the issuance of $62.0 million in new long-term notes in April 2011, of which $22 million of the proceeds were used in May 2011 to redeem notes with higher interest rates, and (ii) interest income of $1.3 million recorded in 2010 related to a proposed settlement reached with the IRS related to AWR’s refund claims associated with a tax-method change.  There was no similar amount of interest income recorded in 2011.

•                  An increase in the effective income tax rate for the water segment during the year ended December 31, 2011 as compared to the same period in 2010, decreasing water earnings by approximately $0.06 per share, primarily resulting from changes between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements, and changes in other permanent items.

Diluted earnings from electric operations increased by $0.07 per share during the year ended December 31, 2011 primarily due to an increase in electric gross margin of $794,000, or $0.03 per share, as compared to the same period in 2010 reflecting rate increases approved by the CPUC, partially offset by a one-time $958,000 revenue increase for a CPUC approved general office allocation memorandum account recorded in 2010.  In addition, a lower effective tax rate and lower other operating expenses due to less costs allocated from the general office to the electric segment, increased electric operations earnings by $0.04 per share during the year ended December 31, 2011.

Diluted earnings from contracted services were $0.38 per share during the years ended December 31, 2011 and 2010.  Included in earnings for the year ended December 31, 2010 was $6.8 million, or $0.21 per share, of revenues and interest income in connection with contract modifications received by ASUS’ subsidiaries from the U.S. government during 2010, which were retroactive.  Excluding the impact of these contract modifications received in 2010, earnings from contracted services increased by $0.21 per share during the year ended December 31, 2011 primarily due to: (i) a change in estimated costs related to a pipeline project being completed at Fort Bragg, which resulted in an increase in pretax operating income of $2.9 million, or $0.09 per share, for work previously performed on the project, and (ii) an additional increase in construction margin of $4.1 million or $0.13 per share, due primarily to an overall increase in construction activities compared to 2010, particularly at Fort Bliss and Fort Bragg. These increases were partially offset by increased operating expenses in 2011.

Diluted earnings from AWR (parent) increased by $0.03 per share during the year ended December 31, 2011.  There was a loss incurred on one of AWR’s investments in 2010, which did not recur in 2011.

Discontinued Operations:

Net income from discontinued operations for the year ended December 31, 2011 was $3.8 million, equivalent to $0.20 per common share on a basic and fully diluted basis, compared to $2.1 million or $0.11 per common share on a basic and fully diluted basis, for the year ended December 31, 2010, an increase of $0.09 per common share.  The increase is due primarily to the gain on sale of CCWC of $2.2 million, net of taxes and transaction costs, or $0.12 per share.   There was also a decrease in depreciation expense, which increased earnings by $0.03 per share, and a favorable decision issued by the Arizona Corporation Commission (“ACC”) on April 7, 2011, which resulted in the recording of approximately $959,000 of pretax income, or $0.03 per share.  These increases were partially offset by the fact that the earnings for CCWC for 2011 included only five months of operations due to the sale of CCWC on May 31, 2011.

Operating Revenues

Water

For the year ended December 31, 2011, revenues from water operations increased by 3.0% to $300.5 million, compared to $291.6 million for the year ended December 31, 2010. The increase in water revenues is primarily due to rate increases approved by the CPUC at all GSWC water regions effective January 1, 2011 to recover infrastructure improvements and operating costs.

Water consumption for the year ended December 31, 2011 decreased 1.9% compared to the same period in 2010.  While water sales in 2011 declined as compared to 2010, earnings were not negatively impacted by the reduction in water sales as GSWC has implemented a CPUC approved Water Revenue Adjustment Mechanism (“WRAM”) account in all three water regions. GSWC’s revenue requirement and volumetric revenues are determined as part of a general rate case (“GRC”) every three years.

Electric

For the year ended December 31, 2011, revenues from electric operations increased to $36.3 million compared to $35.8 million for 2010 due primarily to attrition year increases in electric rates approved by the CPUC effective January 1, 2011 to recover infrastructure improvements and operating costs.  The authorized rate increases provided BVES with additional annual revenues of approximately $2.0 million.  The increase in rates was partially offset by the recording of $958,000 in revenue during the first quarter of 2010 that was included in a memorandum account approved by the CPUC which tracked the difference between the 2007 adopted general office cost allocation to BVES and the 1996 adopted general office cost allocation to BVES. There was no similar revenue recorded in 2011.  In addition, total electric supply costs decreased by $318,000 during the year ended December 31, 2011, which reduced electric revenues by a corresponding amount, but had no impact on the gross margin for electric services.

Electric usage for the year ended December 31, 2011 increased 1.6% compared to the same period in 2010.  Due to the CPUC approved Base Revenue Requirement Adjustment Mechanism, which adjusts certain revenues to adopted levels, this change in usage did not have a significant impact on earnings.

Contracted Services

Revenues from contracted services consist primarily of construction revenues (including renewals and replacements) and management fees for operating and maintaining the water and/or wastewater systems at military bases.  For the year ended December 31, 2011, revenues from contracted services increased by $10.8 million, or 15.0%, to $83.2 million as compared to $72.4 million for the year ended December 31, 2010.

For the year ended December 31, 2011, construction revenues increased primarily due to an increase in construction activities at Fort Bliss and Fort Bragg.  Additionally, as a result of a change in estimated costs by ONUS on a water and wastewater pipeline replacement project at Fort Bragg, an increase in operating income of approximately $2.9 million was recorded during the second quarter of 2011.  The change in estimated costs was a result of successful negotiations to reduce the cost of construction work by contractors.  In November 2011, the government also issued a contract modification to ODUS for a sewer rehabilitation project at Fort Lee that had been completed in the prior year.  The contract modification provided for $545,000 of additional construction revenues for the year ended December 31, 2011.

Management fee revenues decreased for the year ended December 31, 2011.  This is primarily due to $6.3 million in management fees received in 2010 in connection with requests for equitable adjustment (“REAs”) and contract modifications resolved with the U.S. government that were retroactive.  The effect of these REAs and contract modifications were partially offset by the receipt of a contract modification in connection with the first price redetermination for certain of the military bases in Virginia. As a result of the modification, during the third quarter of 2011, ASUS recorded $461,000 in additional management fees retroactive from April 2008.

Operating Expenses:

Supply Costs

Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for 31.4% and 31.0% of total operating expenses for the years ended December 31, 2011 and 2010, respectively.

The table below provides the amount of increases (decreases), percent changes in supply costs, and gross margins during the years ended December 31, 2011 and 2010 (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2011	12/31/2010	CHANGE	CHANGE
WATER OPERATING REVENUES (1)	$300,450	$291,617	$8,833	3.0%
WATER SUPPLY COSTS:
Water purchased (1)	47,530	46,865	665	1.4%
Power purchased for pumping (1)	8,598	9,113	(515)	-5.7%
Groundwater production assessment (1)	13,550	11,473	2,077	18.1%
Water supply cost balancing accounts (1)	16,565	17,625	(1,060)	-6.0%
TOTAL WATER SUPPLY COSTS	$86,243	$85,076	$1,167	1.4%
WATER GROSS MARGIN (2)	$214,207	$206,541	$7,666	3.7%
PERCENT MARGIN - WATER	71.3%	70.8%

ELECTRIC OPERATING REVENUES (1)	$36,275	$35,799	$476	1.3%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	13,574	13,078	496	3.8%
Electric supply cost balancing accounts (1)	2,183	2,997	(814)	-27.2%
TOTAL ELECTRIC SUPPLY COSTS	$15,757	$16,075	$(318)	-2.0%
ELECTRIC GROSS MARGIN (2)	$20,518	$19,724	$794	4.0%
PERCENT MARGIN - ELECTRIC	56.6%	55.1%

(1)                                 As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above is shown on AWR’s Consolidated Statements of Income and totaled $18,748,000 and $20,622,000 for the years ended December 31, 2011 and 2010, respectively.

(2)                                 Water and electric gross margins do not include any depreciation and amortization, maintenance, administrative and general, property or other tax, or other operation expenses.

For the year ended December 31, 2011, 34.5% of GSWC’s water supply mix was purchased as compared to 34.7% purchased for the year ended December 31, 2010.  Variances between adopted and actual purchased water, purchased power, and pump tax expenses are recorded as a component of the MCBA account.  The overall adopted percentages of purchased water for the years ended December 31, 2011 and 2010 was approximately 41.3%, as compared to the actual of 34.5% and 34.7%, respectively.  The improvement in actual mix compared to the mix approved by the CPUC resulted in an over-collection in the MCBA account. The overall water gross margin percent was 71.3% for the year ended December 31, 2011 as compared to 70.8% in the same period of 2010.

Purchased water costs for the year ended December 31, 2011 increased by 1.4% to $47.5 million as compared to $46.9 million in 2010.  The increase in purchased water costs was due to higher water rates charged by wholesale suppliers, partially offset by lower customer usage.  GSWC’s customer water usage decreased 1.9% in 2011 as compared to 2010.

For the year ended December 31, 2011, power purchased for pumping decreased to $8.6 million, compared to $9.1 million for 2010.  This was due to lower customer demand, partially offset by increases in supplier rates.

For the year ended December 31, 2011, groundwater production assessments were $13.6 million in 2011, as compared to $11.5 million in 2010 due to additional assessment rates levied and an increase in purchasing replenishment water.  There were also changes in the actual supply mix, as discussed above. Due to the MCBA account, these additional assessments do not impact the water gross margin.  The MCBA tracks the increases in pump tax rates for future recovery in water rates.

There was a $1.1 million decrease in the water supply cost balancing account provision during the year ended December 31, 2011 as compared to 2010 due to a $1.4 million decrease in the MCBA as a result of higher water rates charged by wholesale suppliers, as noted above. This decrease in the MCBA was partially offset by an increase of $300,000 in the amortization of the water supply cost balancing accounts for previously under-collected balances, primarily from Region I.

For the year ended December 31, 2011, the cost of power purchased for resale to customers in GSWC’s BVES division increased by 3.8% to $13.6 million compared to $13.1 million for the year ended December 31, 2010 due to an increase in customer usage of 1.6%.  The main product under GSWC’s current power purchase contract provides for 13 megawatts of electric energy at a fixed-price of $67.75 per megawatt-hour (“MWh”) during 2011 as compared to $67.85 during 2010.  Through August 31, 2011, the difference between the price of purchased power and $77 per MWh, the maximum recoverable amount as authorized by the CPUC, was reflected in the electric supply cost balancing account. Effective September 1, 2011, BVES is no longer subject to the $77 per MWh weighted annual average cost and is able to include amounts above the $77 per MWh average in its supply cost balancing account.

Other Operation Expenses

The primary components of other operation expenses include payroll, materials and supplies, chemicals and water treatment, and outside service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices.  Registrant’s electric and contracted services operations incur many of the same types of costs as well.  For the years ended December 31, 2011 and 2010, other operation expenses by segment consisted of the following (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2011	12/31/2010	CHANGE	CHANGE
Water Services	$22,329	$23,313	$(984)	-4.2%
Electric Services	2,270	2,218	52	2.3%
Contracted Services	3,713	3,576	137	3.8%
Total other operation expenses	$28,312	$29,107	$(795)	-2.7%

For the year ended December 31, 2011, other operation expenses for water services decreased by $984,000, or 4.2%, primarily due to decreases in water conservation and treatment costs, attributable to a combination of lower water consumption by our customers, wells out of service in some areas, and efficiencies in operations.  This decrease was partially offset by an increase in outside service costs and in billing supplies costs to convert to monthly billing in various GSWC service areas.

Other operation expenses for contracted services increased by $137,000 due primarily to higher labor costs of $480,000, partially offset by a decrease in outside service costs and other miscellaneous expenses of $343,000.  The increase in labor costs was primarily due to precontract costs for design and engineering labor incurred by ONUS for Fort Bragg in North Carolina and FBWS for Fort Bliss in Texas for potential new construction projects.  These expenses were incurred in connection with the preparation and submission of proposals for potential construction work.

Administrative and General Expenses

Administrative and general expenses include payroll expenses related to administrative and general functions, the related employee benefits, insurance expenses, outside legal and consulting fees, regulatory utility commission expenses, expenses associated with being a public company, and general corporate expenses charged to expense accounts. For the years ended December 31, 2011 and 2010, administrative and general expenses by segment, including AWR (parent), consisted of the following (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2011	12/31/2010	CHANGE	CHANGE
Water Services	$54,053	$65,627	$(11,574)	-17.6%
Electric Services	7,865	7,950	(85)	-1.1%
Contracted Services	12,070	12,323	(253)	-2.1%
AWR (parent)	73	366	(293)	-80.1%
Total administrative and general expenses	$74,061	$86,266	$(12,205)	-14.1%

For the year ended December 31, 2011, administrative and general expenses decreased by $11.6 million in water services compared to the year ended December 31, 2010 due primarily to a $16.6 million pretax charge recorded in 2010 for the impairment of assets and loss contingencies related to regulatory matters.  Excluding this charge, administrative and general expenses increased by $5.0 million due to increases in: (i) labor and other employee related benefits, including pension costs, of $3.5 million; (ii) consulting and other outside service costs of $794,000, and (iii) other miscellaneous administrative and general costs of approximately $706,000, primarily due to higher allocations from corporate headquarters due to a change in allocation methodology causing higher amounts allocated to the water segment and less to electric.

There was a decrease of $253,000 in administrative and general expenses for contracted services due primarily to an increase in the allocation of overhead expenses to construction costs as compared to 2010 as a result of increased construction activities primarily at Fort Bragg in North Carolina. This decrease was partially offset by an increase in insurance and communication charges.

Depreciation and Amortization

For the years ended December 31, 2011 and 2010, depreciation and amortization by segment consisted of the following (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2011	12/31/2010	CHANGE	CHANGE
Water Services	$35,450	$34,360	$1,090	3.2%
Electric Services	2,011	2,240	(229)	-10.2%
Contracted Services	888	805	83	10.3%
Total depreciation and amortization	$38,349	$37,405	$944	2.5%

For the year ended December 31, 2011, depreciation and amortization expense for water services increased by $1.1 million to $35.5 million compared to $34.4 million for the year ended December 31, 2010.  This is primarily due to approximately $68.1 million of additions to water utility plant in 2010.  This increase was partially offset by an increase in asset retirements and fully depreciated assets compared to 2010.

For the year ended December 31, 2011, depreciation and amortization expense for electric services decreased by $229,000 to $2.0 million compared to $2.2 million for year ended December 31, 2010.  This is primarily due to an increase in asset retirements and fully depreciated assets compared to 2010.

There was an increase in depreciation and amortization expense for contracted services due primarily to the addition of fixed assets.

Maintenance

For the years ended December 31, 2011 and 2010, maintenance expense by segment consisted of the following (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2011	12/31/2010	CHANGE	CHANGE
Water Services	$13,817	$15,011	$(1,194)	-8.0%
Electric Services	885	830	55	6.6%
Contracted Services	2,655	2,308	347	15.0%
Total maintenance	$17,357	$18,149	$(792)	-4.4%

For the year ended December 31, 2011, maintenance expense for water services decreased by $1.2 million to $13.8 million compared to $15.0 million for the year ended December 31, 2010 due primarily to a reduction in planned maintenance as well as decreased unplanned maintenance.

For the year ended December 31, 2011, maintenance expense for contracted services increased by $347,000 due primarily to an increase of $263,000 in labor costs.

Property and Other Taxes

For the years ended December 31, 2011 and 2010, property and other taxes by segment, consisted of the following (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2011	12/31/2010	CHANGE	CHANGE
Water Services	$12,025	$11,855	$170	1.4%
Electric Services	826	806	20	2.5%
Contracted Services	1,359	1,504	(145)	-9.6%
Total property and other taxes	$14,210	$14,165	$45	0.3%

For the year ended December 31, 2011, property and other taxes for water and electric services increased by $190,000, or 1.5%, primarily due to an increase in payroll taxes.

Property and other taxes were lower for contracted services due to a decrease in gross receipt taxes as a result of an approved request for equitable adjustment recorded in the first quarter of 2010 by ONUS at Fort Bragg in North Carolina, which was subject to gross receipt taxes in 2010.

ASUS Construction Expenses

For the year ended December 31, 2011, ASUS construction expenses were $50.6 million, an increase of $10.3 million compared to the same period in 2010.  This was primarily due to additional construction projects at FBWS for Fort Bliss in Texas and at ONUS for Fort Bragg in North Carolina.

Net Gain on Sale of Property

For the year ended December 31, 2010, Registrant recorded a pretax gain of $643,000 primarily for the sale of a piece of property in the water services segment, compared to only a $128,000 pretax gain on a sale of property in 2011.

Interest Expense

For the years ended December 31, 2011 and 2010, interest expense by segment, including AWR (parent), consisted of the following (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2011	12/31/2010	CHANGE	CHANGE
Water Services	$21,739	$19,698	$2,041	10.4%
Electric Services	1,553	1,498	55	3.7%
Contracted Services	376	287	89	31.0%
AWR (parent)	13	153	(140)	-91.5%
Total interest expense	$23,681	$21,636	$2,045	9.5%

Overall, interest expense increased by $2.0 million due primarily to the issuance on April 14, 2011 of $62.0 million of 6% senior notes due 2041.  A portion of the proceeds was used to redeem $22.0 million of senior notes with a higher interest rate and the remaining proceeds were used to pay down short-term borrowings and fund capital expenditures.

The average interest rate on short term borrowing for the year ended December 31, 2011 was 1.5% compared to an average of 1.4% during the same period in 2010.  Average bank loan balances outstanding under AWR’s credit facility for the year ended December 31, 2011 were approximately $25.7 million, as compared to an average of $37.6 million during the same period of 2010.

Interest Income

For the years ended December 31, 2011 and 2010, interest income by segment, including AWR (parent) consisted of the following (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2011	12/31/2010	CHANGE	CHANGE
Water Services	$749	$1,895	$(1,146)	-60.5%
Electric Services	52	—	52	100.0%
Contracted Services	4	511	(507)	-99.2%
AWR (parent)	54	—	54	100.0%
Total interest income	$859	$2,406	$(1,547)	-64.3%

Interest income decreased by $1.5 million for the year ended December 31, 2011 primarily due to interest on AWR’s tax refund claims recorded in 2010, as well as interest income related to a Fort Bliss inventory price adjustment received in 2010, both which did not recur in 2011.

Other

For the year ended December 31, 2011, other expenses decreased by $267,000 primarily as a result of losses incurred on one of Registrant’s investments during 2010, partially offset by losses on investments held in a Rabbi Trust for the Supplemental Executive Retirement Plan during 2011.

Income Tax Expense

For the years ended December 31, 2011 and 2010, income tax expense by segment, including AWR (parent), consisted of the following (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2011	12/31/2010	CHANGE	CHANGE
Water Services	$24,006	$16,593	$7,413	44.7%
Electric Services	1,820	2,041	(221)	-10.8%
Contracted Services	4,431	4,535	(104)	-2.3%
AWR (parent)	(181)	(134)	(47)	35.1%
Total income tax expense	$30,076	$23,035	$7,041	30.6%

For the year ended December 31, 2011, income tax expense for water and electric services increased to $25.8 million compared to $18.6 million for the same period in 2010 due primarily to an increase in pretax income.  The effective tax rate (“ETR”) for GSWC for the year ended December 31, 2011 was 42.7% as compared to a 43.2% ETR applicable to the same period of 2010.  The ETR deviates from the federal statutory rate primarily due to state taxes and changes between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (principally plant-, rate case- and compensation-related items) and other nondeductible permanent items.  Flow-through adjustments increase or decrease tax expense in one period, with an offsetting decrease or increase occurring in another period.

Income tax expense for contracted services decreased to $4.4 million compared to $4.5 million due primarily to a slight decrease in pretax income.  The ETR for contracted services for the year ended December 31, 2011 was 38.6% as compared to a 38.7% ETR applicable to the year ended December 31, 2010.

Income from Discontinued Operations

On May 31, 2011, AWR completed its sale of CCWC to EPCOR Water (USA), Inc. for a final purchase price of $35.2 million, including the assumption of approximately $5.6 million of long-term debt.  The transaction closed on May 31, 2011 and AWR received approximately $29.6 million in cash and recorded a gain on sale, net of taxes and transaction costs, of approximately $2.2 million.

Net income from discontinued operations for the year ended December 31, 2011 increased to $3.8 million compared to net income of $2.1 million for the same period in 2010.  The 2011 financial results for CCWC represent activity for the five months ended May 31, 2011. Excluding the gain, there was also a favorable decision issued by the ACC on April 7, 2011, which resulted in the recording of approximately $959,000 of pretax income consisting primarily of a $760,000 gain pertaining to settlement proceeds received for the removal of a well from operations in 2005.

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

Accounting for Rate Regulation — Because the Registrant operates extensively in a regulated business, it is subject to the authoritative guidance for accounting for the effects of certain types of regulation.  Application of this guidance requires accounting for certain transactions in accordance with regulations adopted by the regulatory commissions of the states in which operations are conducted.  Utility companies defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that those costs and credits will be recognized in the ratemaking process in a period different from the period in which they would have been reflected in income by an unregulated company. These deferred regulatory assets and liabilities are then reflected in the income statement in the period in which the same amounts are reflected in the rates charged for service.

Regulation and the effects of regulatory accounting have the most significant impact on the financial statements. When GSWC files for adjustments to rates, the capital assets, operating costs and other matters are subject to review, and disallowances may occur. In the event that a portion of the Registrant’s operations is no longer subject to the accounting guidance for the effects of certain types of regulation, Registrant is required to write-off related regulatory assets that are not specifically recoverable and determine if other assets might be impaired.  If the CPUC determines that a portion of the Registrant’s assets are not recoverable in customer rates, Registrant is required to determine if it has suffered an asset impairment that would require a write-down in the asset valuation.  At December 31, 2012, the consolidated balance sheet included regulatory assets, less regulatory liabilities, of approximately $176.0 million.  Management continually evaluates the anticipated recovery of regulatory assets, liabilities, and revenues subject to refund and will provide for allowances and/or reserves as deemed necessary.  In the event that Registrant’s assessment as to the probability of the inclusion in the ratemaking process is incorrect, the associated regulatory asset or liability will be adjusted to reflect the change in our assessment or the impact of regulatory approval of rates. Reviews by the CPUC may also result in additional regulatory liabilities to refund previously collected revenues to customers if the CPUC disallows costs included in the rate-making process.

Registrant also reviews its utility plant in service for possible impairment in accordance with accounting guidance for regulated entities for abandonments and disallowances of plant costs.

Revenue Recognition — GSWC records water and electric utility operating revenues when the service is provided to customers. Operating revenues include unbilled revenues that are earned (service has been provided) but not billed by the end of each accounting period. The unbilled revenues are calculated based on the number of days and total usage from each customer’s most recent billing record that was billed prior to the end of the accounting period and is used to estimate unbilled consumption as of the year-end reporting period.  Unbilled revenues are recorded for both monthly and bi-monthly customers.

The CPUC granted GSWC the authority to implement revenue decoupling mechanisms through the adoption of the Water Revenue Adjustment Mechanism (“WRAM”) and the Base Revenue Requirement Adjustment Mechanism (“BRRAM”).  With the adoption of these alternative revenue programs, GSWC adjusts revenues in the WRAM and BRRAM for the difference between what is billed to its regulated customers and that which is authorized by the CPUC.

As required by the accounting guidance for alternative revenue programs, GSWC is required to collect its WRAM, net of its MCBA, within 24 months following the year in which they are recorded.  In April 2012, the CPUC set the recovery period for under-collected balances that are up to 15% of adopted annual revenues at 18 months or less.  For net WRAM under-collected balances greater than 15%, the recovery period is 19 to 36 months. GSWC does not currently have any balances over 15% of adopted annual revenues. In addition to adopting a new amortization schedule, the final decision sets a cap on total net WRAM/MCBA surcharges in any given calendar year of 10% of the last authorized revenue requirement. The cap becomes effective following the first test year of each applicant’s pending or next general rate case.  For GSWC, the cap will be applied to its 2013 WRAM balances to be filed for recovery in early 2014.  The cap requirement set forth in the final decision will not impact GSWC’s 2012 and prior year WRAM/MCBA balances. Surcharges are currently in place to recover the WRAM/MCBA balances from 2010 and 2011.

Revenues for operations and maintenance contracts are recognized when services have been rendered to the U.S. government pursuant to 50-year contracts. Revenues from construction contracts are recognized based on the percentage-of-

completion method of accounting.  In accordance with GAAP, revenue recognition under the percentage-of-completion method requires management to estimate the progress toward completion on a contract in terms of efforts (such as costs incurred) or in terms of results achieved (such as units constructed).  These approaches are used because management considers it to be the best available measure of progress on these contracts. Changes in job performance, job conditions, change orders and estimated profitability, including those arising from any contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

Income Taxes — Registrant’s income tax calculations require estimates due principally to the regulated nature of the operations of GSWC, the multiple states in which Registrant operates, and potential future tax rate changes. Registrant uses the asset and liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Changes in regulatory treatment, or significant changes in tax-related estimates, assumptions or law, could have a material impact on the financial position and results of operations of Registrant.

As a regulated utility, GSWC treats certain temporary differences as flow-through adjustments in computing its income tax expense consistent with the income tax approach approved by the CPUC for ratemaking purposes.  Flow-through adjustments increase or decrease tax expense in one period, with an offsetting decrease or increase occurring in another period. Giving effect to these temporary differences as flow-through adjustments typically results in a greater variance between the effective tax rate and the statutory federal income tax rate in any given period than would otherwise exist if GSWC were not required to account for its income taxes as a regulated enterprise. As of December 31, 2012, Registrant’s total amount of unrecognized tax benefits was zero. See Note 10 (Income Taxes) of Notes to Consolidated Financial Statements.

Pension and Post-Retirement Medical Benefits - Registrant’s pension and post-retirement medical benefit obligations and related costs are calculated using actuarial concepts within the framework of accounting guidance for employer’s accounting for pensions and post-retirement benefits other than pensions.  Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement. We evaluate these critical assumptions annually. Other assumptions include the healthcare cost trend rate and employee demographic factors such as retirement patterns, mortality, turnover and rate of compensation increase. The discount rate enables Registrant to state expected future cash payments for benefits as a present value on the measurement date. The guideline for setting this rate is a high-quality, long-term corporate bond rate. Registrant’s discount rates were determined by considering the average of pension yield curves constructed using a large population of high quality corporate bonds. The resulting discount rates reflect the matching of plan liability cash flows to the yield curves.  A lower discount rate increases the present value of benefit obligations and increases periodic pension expense. Conversely, a higher discount rate decreases the present value of benefit obligations and decreases periodic pension expense.  To determine the expected long-term rate of return on the plan assets, Registrant considers the current and expected asset allocation, as well as historical and expected returns on each plan asset class. A lower expected rate of return on plan assets will increase pension and post-retirement expense. The long-term expected return on plan assets was 7.0% in 2012 and 2011, for both the pension and post-retirement medical plans.

Pension Plan - For the pension plan obligation, Registrant decreased the discount rate to 4.3% as of December 31, 2012 from 4.65% as of December 31, 2011 to reflect market interest rate conditions at December 31, 2012. A 25 basis point decrease in the assumed discount rate would have increased total net periodic pension expense for 2012 by approximately $681,000 or 6.8%, and would have increased the projected benefit obligation (“PBO”) and accumulated benefit obligation (“ABO”) at December 31, 2012 by a total of $6.7 million, or approximately 4.1%.  A 25 basis point decrease in the long-term return on pension plan asset assumption would have increased 2012 pension cost by approximately $234,000 or 2.4%.

In addition, changes in the fair value of plan assets will impact future pension cost and the Plan’s funded status.  Volatile market conditions have affected the value of AWR’s trust established to fund its future long-term pension benefits. Any reductions in the value of plan assets will result in increased future expense, an increase in the underfunded position and increased future contributions.

In November 2010, the CPUC approved the implementation of a two way pension balancing account, which tracks the differences between forecasted annual pension expense adopted in rates and the actual annual expense to be recorded by GSWC in accordance with the accounting guidance for pension costs.  These differences are recorded as a regulatory asset or liability for any shortfalls or excesses.  As of December 31, 2012, the pension balancing account totals $4.3 million included in regulatory assets.

Funding requirements for qualified defined benefit pension plans are determined by government regulations.  In establishing the contribution amount, Registrant has considered the potential impact of funding rule changes under the Pension Protection Act of 2006. Registrant contributes the minimum required contribution as determined by government regulations or the forecasted annual pension cost authorized by the CPUC, whichever is higher. In accordance with this funding policy, for 2013 the pension contribution is expected to be approximately $6.6 million. The 2013 pension cost is estimated to be approximately $9.8 million. As previously discussed, the difference between the forecasted annual pension costs in rates and the actual pension costs are included in the two-way pension balancing account.

Additionally, the Company’s pension and postretirement benefit plan liabilities are sensitive to changes in interest rates. As interest rates decrease, thereby reducing returns, our liabilities increase, potentially increasing benefit expense and funding requirements. In addition, market factors can affect assumptions we use in determining funding requirements with respect to our pension and postretirement plans. For example, a relatively modest change in our assumptions regarding discount rates can materially affect our calculation of funding requirements. To the extent that market data compels us to reduce the discount rate used in our assumptions, our benefit obligations could be materially increased.

Changes in demographics, including increased numbers of retirements or increases in life expectancy assumptions may also increase the funding requirements of our obligations related to the pension and other postretirement benefit plans.  However, assuming no changes in actuarial assumptions or plan amendments, the costs over the long-term are expected to decrease due to the closure of Registrant’s defined benefit pension plan (“the Pension Plan”) to new employees as of January 1, 2011.  In January 2011, the Board of Directors approved an amendment to the Pension Plan, closing the plan to new employees hired after December 31, 2010.  Employees hired or rehired after December 31, 2010 are eligible to participate in a defined contribution plan.

Post-Retirement Plan - The discount rate for the measurement of Registrant’s post-retirement medical benefit obligation was decreased to 3.75% as of December 31, 2012 from 4.45% as of December 31, 2011.  A 25 basis point decrease in the assumed discount rate would have changed the net periodic cost for 2012 by a nominal amount and would increase the PBO and ABO at December 31, 2012 by approximately $329,000 or approximately 2.7%.  A 25 basis point decrease in the long-term return on post-retirement plan asset assumption would have increased 2012 post-retirement medical expense by approximately $19,000.  Furthermore, increasing the health care cost trend rate by one percentage point would increase the PBO and ABO as of December 31, 2012 by $1.5 million and annual service and interest costs by $101,000.  Decreasing the health care cost trend rate by one percentage point would decrease the PBO and ABO as of December 31, 2012 by $1.3 million and annual service and interest costs by $88,000.

Liquidity and Capital Resources

AWR

Registrant’s regulated business is capital intensive and requires considerable capital resources. A portion of these capital resources are provided by internally generated cash flows from operations. When necessary, Registrant obtains funds from external sources in the capital markets and through bank borrowings. Access to external financing on reasonable terms depends on the credit ratings of AWR and GSWC and current business conditions, including that of the water utility industry in general as well as conditions in the debt or equity capital markets. Registrant also has access to a $100.0 million revolving credit facility which expires on May 27, 2013. Management expects to extend and amend this facility prior to its expiration. AWR may elect to increase the aggregate bank commitments by up to $40.0 million.  The aggregate effective amount that may be outstanding under letters of credit is $25.0 million. AWR borrows under this facility and provides funds to its subsidiaries, including GSWC, in support of their operations.  Any amounts owed to AWR for borrowings under this facility are included in inter-company payables on GSWC’s balance sheet.  The interest rate charged to GSWC and other affiliates is sufficient to cover AWR’s interest cost under the credit facility.  As of December 31, 2012, there were no borrowings and $18.2 million of letters of credit outstanding under this facility.  As of December 31, 2012, AWR had $81.8 million available to borrow under the credit facility until the expiration date of the facility.

In July 2012, Standard & Poor’s Ratings Services (“S&P”) affirmed the ‘A+’ corporate credit rating on AWR and GSWC with a stable outlook.  S&P debt ratings range from AAA (highest rating possible) to D (obligation is in default).  In December 2012, Moody’s Investors Service (“Moody’s”) affirmed its ‘A2’ rating with a stable outlook for GSWC. Securities ratings are not recommendations to buy, sell or hold a security and are subject to change or withdrawal at any time by the rating agency.  Pursuant to the revolving credit facility agreement, the “A+ stable” credit rating results in an interest rate spread on the facility of 120 basis points. Registrant believes that AWR’s sound capital structure and “A+ stable” credit rating, combined with its financial discipline, will enable AWR to access the debt and/or equity markets.  However, unpredictable financial market conditions in the future may limit its access or impact the timing of when to access the market, in which case, Registrant may choose to temporarily reduce its capital spending.  Registrant expects to spend an average of

$85 million a year in capital expenditures over the next three years, consistent with the settlement agreement reached with the CPUC’s Division of Ratepayer Advocates in the pending water general rate case.

AWR filed a Registration Statement in August 2012 with the Securities and Exchange Commission for the sale from time to time of debt and equity securities. As of December 31, 2012, $115.0 million was available for issuance under this Registration Statement. The Registration Statement expires in August 2015.

AWR funds its operating expenses and pays dividends on its outstanding common shares primarily through dividends from GSWC and through proceeds from equity issuances not invested in subsidiaries.  In 2012, ASUS also paid a $6.7 million dividend to AWR.  The ability of GSWC and ASUS to pay dividends to AWR is restricted by California law. Under restrictions of  California law that became effective on January 1, 2012, approximately $184.8 million and $17.4 million was available to GSWC and ASUS, respectively on January 1, 2013 to pay dividends to AWR.

GSWC is also subject to contractual restrictions on its ability to pay dividends. GSWC’s maximum ability to pay dividends is restricted by certain Note Agreements to the sum of $21.0 million plus 100% of consolidated net income from various dates plus the aggregate net cash proceeds received from capital stock offerings or other instruments convertible into capital stock from various dates. Under the most restrictive of the Note Agreements, $352.6 million was available to pay dividends to AWR as of December 31, 2012. GSWC is also prohibited from paying dividends if, after giving effect to the dividend, its total indebtedness to capitalization ratio (as defined) would be more than 0.6667 to 1.  GSWC would have to issue additional debt of $478.8 million to invoke this covenant as of December 31, 2012. Dividends in the amount of $10.2 million, $20.0 million and $19.6 million were paid to AWR by GSWC during the years ended December 31, 2012, 2011 and 2010, respectively.

Registrant has paid common dividends for over 75 consecutive years.  On January 29, 2013, AWR declared a regular quarterly dividend of $0.355 per Common Share. The dividend, totaling approximately $6.8 million, will be paid on March 1, 2013 to common shareholders of record at the close of business on February 15, 2013.  In 2012, 2011 and 2010, AWR paid quarterly dividends to shareholders, totaling approximately $24.1 million, or $1.27 per share, $20.6 million, or $1.10 per share and $19.3 million, or $1.04 per share, respectively. AWR’s ability to pay cash dividends on its Common Shares outstanding depends primarily upon cash flows from GSWC. AWR presently intends to continue paying quarterly cash dividends in the future, on or about March 1, June 1, September 1 and December 1, subject to earnings and financial condition, regulatory requirements and such other factors as the Board of Directors may deem relevant.

AWR anticipates that interest costs will increase in future periods due to the need for additional external capital to fund its construction program, and market interest rate increases. AWR believes that costs associated with capital used to fund construction at GSWC will continue to be recovered in water and electric rates charged to customers.

Cash Flows from Operating Activities:

Registrant’s future cash flows from operating activities will be affected by utility regulation; infrastructure investment; maintenance expenses; inflation; compliance with environmental, health and safety standards; production costs; customer growth; per customer usage of water and electricity; weather and seasonality; and required cash contributions to pension and post-retirement plans.  In addition, future cash flows from non-regulated subsidiaries will depend on new business activities, including military base operations and the construction of new and/or replacement infrastructure at the military bases, timely redetermination of prices and equitable adjustments of prices and timely collection of payments from the U.S. government.

Cash flows from operating activities have generally been sufficient to meet operating requirements and a portion of capital expenditure requirements. As previously discussed, AWR has access to a $100.0 million revolving credit facility which expires on May 27, 2013 which can be utilized to support operations. Management expects to extend and amend this facility prior to its expiration.

Net cash provided by operating activities was $101.5 million for the year ended December 31, 2012 as compared to $80.2 million for the same period ended December 31, 2011. There was an increase in GSWC’s operating cash flows due to rate increases approved by the CPUC, including surcharges to recover previously recorded regulatory assets. GSWC currently has surcharges in place to recover approximately $19.6 million included in its WRAM, net of MCBA accounts, as of December 31, 2012.  The increase was also due to lower tax payments resulting from accelerated depreciation taken in 2011 and 2012 in connection with tax law changes. Finally, there was also an increase in cash flows from operating activities at ASUS due primarily to higher construction activity and the timely collection of amounts billed for construction work.  The timing of cash receipts and disbursements related to other working capital items also affected the changes in net cash provided by operating activities.

Cash Flows from Investing Activities:

Net cash used in investing activities was $68.0 million for the year ended December 31, 2012, compared to $50.5 million for the same period in 2011. Capital expenditures decreased to $68.1 million compared to $80.3 million for 2011 as a result of uncertainty surrounding the pending water and electric general rate cases, both of which were originally expected to be finalized by the CPUC by the end of 2012. In 2011 capital expenditures were partially offset by $29.6 million in cash received in connection with the sale of CCWC, which was used to pay down short-term borrowings.

Registrant intends to invest capital prudently to provide essential services to its regulated customer base, while working with the CPUC to have the opportunity to earn a fair rate of return on investment. Registrant’s infrastructure investment plan consists of both infrastructure renewal programs, where infrastructure is replaced, as needed, and major capital investment projects, where new water treatment and delivery facilities are constructed. As previously discussed, Registrant expects to spend an average of $85 million a year in capital expenditures over the next three years.  Projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions, permitting delays and other factors.

Cash Flows from Financing Activities:

Registrant’s financing activities include primarily: (i) the issuance of Common Shares, long-term debt and bank borrowings; (ii) the repayments of long-term debt and notes payable to banks; (iii) proceeds from stock option exercises, and (iv) the payment of dividends on Common Shares.  In order to finance new infrastructure, GSWC also receives customer advances for and contributions in aid of construction (net of refunds).  Short-term borrowings under Registrant’s revolving credit line are used to fund capital expenditures until long-term financing is arranged.

Net cash used in financing activities was $11.3 million for the year ended December 31, 2012 as compared to $32.5 million used for the same period in 2011.  In 2011, Registrant used a portion of the cash proceeds from the sale of CCWC and cash proceeds from the issuance of new debt to pay down short-term borrowings and redeem certain long-term debt with higher rates.   During 2012, Registrant also used cash generated from operations to redeem $8 million of certain GSWC long-term debt with higher rates.  Dividend payments for shareholders totaled $24.1 million for the year ended December 31, 2012 as compared to $20.6 million for 2011. During 2012, there was an increase in cash proceeds from Registrant’s stock incentive plan and from receipt of advances for and contributions in aid of construction.  Because of the increase in cash generated from operations, Registrant did not have any short-term bank borrowings and was able to substantially increase its ending cash balance.

GSWC

GSWC funds the majority of its operating expenses, payments on its debt, and dividends on its outstanding common shares and a portion of its construction expenditures through internal sources. Internal sources of cash flow are provided primarily by retention of a portion of earnings from operating activities. Internal cash generation is influenced by factors such as weather patterns, environmental regulation, litigation, changes in supply costs and regulatory decisions affecting GSWC’s ability to recover these supply costs, timing of rate relief, increases in maintenance expenses and capital expenditures.  During 2012, GSWC was able to fund its operations and the majority of its capital expenditures through cash generated from operating activities. As of December 31, 2012, GSWC had $100.0 million available for issuance of debt securities under a Registration Statement filed with the SEC.  This Registration Statement expires in November 2014.

GSWC may at times utilize external sources, including equity investments and short-term borrowings from AWR, and long-term debt to help fund a portion of its construction expenditures.  In addition, GSWC receives advances and contributions from customers, home builders and real estate developers to fund construction necessary to extend service to new areas. Advances for construction are generally refundable at a rate of 2.5% in equal annual installments over 40 years.  Amounts which are no longer refundable are reclassified to contributions in aid of construction. Utility plant funded by advances and contributions is excluded from rate base. Generally, GSWC depreciates contributed property and amortizes contributions in aid of construction at the composite rate of the related property.

As is often the case with public utilities, GSWC’s current liabilities may at times exceed its current assets.  Management believes that internally-generated funds along with the short-term borrowings under AWR’s existing credit facility and the proceeds from the issuance of long-term debt and common shares will be adequate to provide sufficient working capital to enable GSWC to maintain normal operations and to meet its capital and financing requirements pending recovery of costs in rates.

In December 2010, the CPUC issued a decision on GSWC’s Region I general rate case for 2011 and 2012.  The decision authorized, among other things, approximately $18.5 million of capital projects to be filed for revenue recovery with advice letters when those projects are completed. During the time that projects are under development and construction, GSWC may accrue an allowance for funds used during construction (“AFUDC”) on the accrued expenditures to offset the cost of financing project construction.  For the year ended December 31, 2012, GSWC recorded $299,000 in AFUDC related to these projects.

Cash Flows from Operating Activities:

Net cash provided by operating activities was $99.9 million for the year ended December 31, 2012 as compared to $77.6 million for the same period in 2011.  This increase was due primarily to higher rates in effect, surcharges in place to collect the WRAM undercollections in all of GSWC’s water regions, and lower tax payments resulting from accelerated depreciation taken in 2011 and 2012 in connection with tax law changes.  GSWC currently has surcharges in place to recover approximately $19.6 million included in its WRAM, net of MCBA, accounts as of December 31, 2012.  The timing of cash receipts and disbursements related to other working capital items also affected the changes in net cash provided by operating activities.

Cash Flows from Investing Activities:

Net cash used in investing activities, consisting primarily of capital expenditures, was $66.8 million for the year ended December 31, 2012 as compared to $78.3 million for the same period in 2011. As previously discussed, the decrease is due to delays in receiving final CPUC decisions on the pending water and electric general rate cases. GSWC is expected to incur capital expenditures averaging $85 million a year during over the next three year rate cycle, primarily for upgrades to its water supply and distribution facilities. This is consistent with the settlement agreement reached with the CPUC’s Division of Ratepayer Advocates in the pending water general rate case.

Cash Flows from Financing Activities:

Net cash used in financing activities was $10.6 million for the year ended December 31, 2012 as compared to $801,000 used for the same period in 2011. In October 2012, GSWC redeemed its 7.55% Medium-Term Notes, Series B due 2025 of $8.0 million. Dividends paid to AWR during 2012 were $10.2 million. During 2011, GSWC issued four additional Common Shares to AWR for $10.0 million. Also, during 2011 GSWC paid $20.0 million in dividends to AWR, and used proceeds from the issuance of 6% notes to pay down intercompany borrowings and to redeem certain long-term debt.   As a result of the increase in cash generated from operations, GSWC paid down all intercompany borrowings during 2012 and substantially increased its ending cash balance.

ASUS

ASUS funds its operating expenses primarily through internal operating sources and investments by or loans from AWR. ASUS, in turn, provides funding to its subsidiaries.

Contractual Obligations, Commitments and Off Balance Sheet Arrangements

Registrant has various contractual obligations which are recorded as liabilities in the consolidated financial statements.  Other items, such as certain purchase commitments and operating leases are not recognized as liabilities in the consolidated financial statements, but are required to be disclosed.

In addition to contractual maturities, Registrant has certain debt instruments that contain annual sinking fund or other principal payments. Registrant believes that it will be able to refinance debt instruments at their maturity through public issuance, or private placement, of debt or equity. Annual payments to service debt are generally made from cash flow from operations.

The following table reflects Registrant’s contractual obligations and commitments to make future payments pursuant to contracts as of December 31, 2012. All obligations and commitments are obligations and commitments of GSWC unless otherwise noted.

	Payments/Commitments Due by Period (1)
($ in thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Notes/Debentures (2)	$209,359	$3,149	$232	$285	$205,693
Private Placement Notes (3)	108,000	—	—	—	108,000
Tax-Exempt Obligations (4)	18,183	117	6,257	280	11,529
Other Debt Instruments (5)	249	62	98	71	18
Total AWR Long-Term Debt	$335,791	$3,328	6,587	$636	$325,240

Interest on Long-Term Debt (6)	$386,211	$22,292	$44,386	$44,295	$275,238
Advances for Construction (7)	73,697	2,916	5,831	5,831	59,119
Purchased Power Contracts (8)	7,138	7,138	—	—	—
Capital Expenditure Commitments (9)	28,278	28,278	—	—	—
Water Purchase Agreements (10)	6,410	558	693	693	4,466
Operating Leases (11)	9,025	2,973	2,948	1,515	1,589
Employer Contributions (12)	24,508	6,556	12,267	5,685	—
SUB-TOTAL	$535,267	$70,711	$66,125	$58,019	$340,412

Other Commitments (13)	15,239

TOTAL	$886,297

(1) Excludes dividends and facility fees.

(2) The Notes and Debentures are of GSWC and issued under an Indenture dated as of September 1, 1993, as amended in December 2008. The Notes and Debentures do not contain any financial covenants that Registrant believes to be material or any cross default provisions.

(3) Private Placement Notes in the amount of $28 million were issued pursuant to the terms of note purchase agreements with substantially similar terms. These agreements contain restrictions on the payment of dividends, minimum interest coverage requirements, a maximum debt to capitalization ratio and a negative pledge. Pursuant to the terms of these agreements, GSWC must maintain a minimum interest coverage ratio of two times interest expense.  In addition, senior notes in the amount of $40 million each were issued in October 2005 and in March 2009 to CoBank, ACB. Under the terms of these senior notes, GSWC may not incur any additional debt or pay any distributions to its shareholders if, after giving effect thereto, it would have a debt to capitalization ratio in excess of 0.6667 to 1 or a debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) ratio of more than 8 to 1. GSWC is in compliance with these covenant provisions as of December 31, 2012.  GSWC does not currently have any outstanding mortgages or other liens on indebtedness on its properties.

(4) Consists of obligations under a loan agreement supporting $7.7 million in outstanding debt issued by the California Pollution Control Financing Authority, $6.0 million in obligations supporting $6.0 million in certificates of participation issued by the Three Valleys Municipal Water District and $4.5 million of obligations incurred by GSWC with respect to its 500 acre-foot entitlement to water from the State Water Project (“SWP”). These obligations do not contain any financial covenants believed to be material to Registrant or any cross default provisions. GSWC’s obligations with respect to the certificates of participation issued by the Three Valleys Municipal Water District are supported by a letter of credit issued by Wells Fargo Bank. In regards to its SWP entitlement, GSWC has entered into agreements with various developers for 422 acre-feet, in the aggregate, of its 500 acre-foot entitlement to water from the SWP.

(5) Consists of $196,000 outstanding under a variable rate obligation incurred to fund construction of water delivery facilities with the Three Valleys Municipal Water District and an aggregate of $53,000 outstanding under capital lease obligations. These obligations do not contain any financial covenants believed to be material to Registrant or any cross default provisions.

(6)  Consists of expected interest expense payments based on the assumption that Registrant’s long-term debt remains outstanding until maturity.  Current interest rates were used to estimate expected interest expense payments on variable rate long-term debt.

(7) Advances for construction represent annual contract refunds to developers for the cost of water systems paid for by the developers. The advances are generally refundable in equal annual installments over 40-year periods.

(8) Consists of purchased power contracts executed in October 2008 with Shell Energy North America (US), LP (“Shell”) that began providing power to BVES effective January 1, 2009 at a fixed cost.

(9) Consists of noncancelable commitments primarily for capital projects under signed contracts at GSWC.  Most of ASUS’ capital commitments of approximately $58.7 million will be funded primarily by the U.S. government and are thus not included in this table.

(10) Water purchase agreements consist of: (i) a remaining amount of $4.0 million under an agreement with the City of Claremont to lease water rights that were ascribed to the City as part of the Six Basins adjudication (the initial term expires in 2028 with an option to renew this agreement for 10 more years), and (ii) an aggregate amount of $2.4 million of other water purchase commitments with other third parties.

(11) Reflects future minimum payments under noncancelable operating leases for both GSWC and ASUS.

(12) Consists of Registrant’s minimum required contribution under the Employee Retirement Income Security Act (“ERISA”) to its pension plan for years 2013 through 2016. These amounts are estimates and are subject to change based on, among other things, the limits established for federal tax deductibility (pension plan), and the significant impact that returns on plan assets and changes in discount rates have on such amounts.

(13) Other commitments consist primarily of: (i) a $3.0 million asset retirement obligation that reflects principally the retirement of wells, which by law need to be properly capped at the time of removal; (ii)  $296,000 with respect to a $6,296,000 irrevocable letter of credit issued by Wells Fargo Bank to support the certificates of participation of Three Valleys Municipal Water District (the other $6.0 million is reflected under tax-exempt obligations); (iii) irrevocable letters of credit in an aggregate amount of $540,000 for the deductible in Registrant’s business automobile insurance policy; (iv) an irrevocable letter of credit in the amount of $585,000 as security for the purchase of power, under an energy scheduling agreement with Automated Power Exchange; (v) $7.2 million in letters of credit representing 80% of total American Recovery and Reinvestment Act funds received for reimbursement of capital costs related to the installation of meters for conversion of non-metered service to metered service in GSWC’s Arden-Cordova district, and (vi) an irrevocable letter of credit in the amount of $3.6 million pursuant to a settlement agreement with Southern California Edison to cover GSWC’s commitment to pay the settlement amount. All of the letters of credit are issued pursuant to the syndicated revolving credit facility. The syndicated revolving credit facility contains restrictions on prepayments, disposition of property, mergers, liens and negative pledges, indebtedness and guaranty obligations, transactions with affiliates, minimum interest coverage requirements, a maximum debt to capitalization ratio, and a minimum debt rating. Pursuant to the credit agreement, AWR must maintain a minimum interest coverage ratio of 3.25 times interest expense, a maximum total funded debt ratio of 0.65 to 1.00 and a minimum debt rating from Moody’s or S&P of Baa3 or BBB-, respectively. As of December 31, 2012, AWR was in compliance with these covenants with an interest coverage ratio of 6.78 times interest expense, a debt ratio of 0.44 to 1.00 and debt ratings of A+ and A2.

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

Effects of Inflation

The rates of GSWC are established to provide recovery of costs and a fair return on shareholders’ investment.  Recovery of the effects of inflation through higher water rates is dependent upon receiving adequate and timely rate increases.  However, authorized rates charged to customers are usually based on a forecast of expenses and capital costs for GSWC.  Rates may lag increases in costs caused by inflation.  During periods of moderate to low inflation, as has been experienced for the past several years, the effects of inflation on operating results have not been significant.  Furthermore, the CPUC allows the use of projections for a future test year in general rate cases which reduces the impact of inflation to the extent that GSWC’s inflation forecasts are accurate.

For the Military Utility Privatization Subsidiaries, under the terms of the contracts with the U.S. government, the contract price is subject to price redetermination two years after commencement of operations and every three years thereafter to the extent provided in each of the contracts.  These price redeterminations include adjustments to reflect changes in operating conditions, as well as inflation in costs.  Like GSWC, recovery of the effects of inflation is dependent upon receiving adequate and timely price redeterminations.  ASUS has experienced and continues to experience delays in the redetermination of prices at various bases.  However, when adjustments are finalized, they are implemented retroactive to the effective date of the price redetermination.

Climate Change

Water:

Based on historical data for greenhouse gas (“GHG”) emissions generated from its water operations, GSWC has developed a baseline carbon footprint.  GSWC compares this baseline to the GHG emissions generated by its water operations annually as part of monitoring its carbon footprint and making efforts to reduce it.  GSWC began voluntary reporting of its emissions to the Climate Registry in 2012.

In addition, as part of the planning process, GSWC intends to continue to assess the possible impact climate change may have on its water supply and operations.

Electric:

In December 2011, the California Air Resources Board (“CARB”) published regulations establishing a California cap-and-trade program. The first compliance period under the regulations is for 2013 GHG emissions. BVES is categorized by the CARB as a “Covered Entity” under the regulation and, therefore, has a compliance obligation under the program.  However, BVES’ power plant emissions are currently considered de minimus and below current thresholds.

As further discussed under Other Regulatory Matters, in December 2011 the CPUC issued a final decision establishing that compliance with its renewable energy procurement requirements for any period prior to 2011, and compliance for the 2011 — 2013 period must be met by no later than December 31, 2013.

BVES is also required to comply with the CPUC’s emission performance standards regarding greenhouse (“GHG”) emissions.  Under these standards, BVES must file an annual attestation with the CPUC stating that all new long-term commitments for base load generation to serve California customers are with power plants that have emissions no greater than a combined cycle gas turbine plant, or 1,100 pounds of carbon dioxide per megawatt-hour.  The terms of BVES’s current purchased power contracts with Shell Energy North America (“Shell”) are less than 5 years, so these contracts are not subject to CPUC’s GHG emission standards.

These regulations may not only increase the costs of BVES’ operations of its power plant, but also the cost of BVES’ purchasing electricity produced by others.  Most of the electricity that BVES delivers is purchased from others.

Power Supply Arrangements at GSWC’s Bear Valley Electric Service Area

BVES began receiving power under purchased power contracts with Shell on January 1, 2009.   The main product under this contract provided for 13 megawatts of electric energy at a fixed-price of $67.90 per MWh during 2012 as compared to $67.75 per MWh during 2011.  This base-load energy product expires November 30, 2013.

The Shell contracts are subject to the accounting guidance on derivatives, and require mark-to-market derivative accounting.  The CPUC has authorized GSWC to establish a regulatory asset and liability memorandum account to offset the entries required by the accounting guidance on derivatives.  Accordingly, all unrealized gains and losses generated from the purchased power contracts are deferred on a monthly basis into a non-interest bearing regulatory memorandum account that tracks the changes in fair value of the derivative throughout the term of the contracts.  Gains and losses on the Shell contracts do not impact earnings.

On January 12, 2012, GSWC executed a purchased power master agreement with EDF Trading North America, LLC (“EDF”). The agreement is subject to CPUC approval. The agreement, if approved, would enable GSWC to purchase from EDF 12 megawatts (“MWs”) of base load energy at a fixed-price which will be negotiated upon CPUC approval of the master agreement. GSWC plans to file for approval of the agreement with the CPUC in 2013 and will also request a regulatory asset and liability memorandum account for the EDF contract to offset the entries required by the accounting guidance on derivatives, similar to the memorandum account established for the Shell agreement.

In addition to the purchased power contracts, GSWC buys additional energy to meet peak demand and sells surplus power as needed. The average cost of power purchased, including the transactions in the spot market, was approximately $60.98 per MWh for the year ended December 31, 2012 as compared to $65.63 per MWh for the same period of 2011. GSWC’s average energy costs are impacted by pricing fluctuations on the spot market. However, GSWC has implemented an electric supply cost balancing account, as approved by the CPUC, to alleviate any impacts to earnings.

Construction Program

Registrant’s businesses require significant annual capital expenditures. GSWC maintains an ongoing water distribution main replacement program throughout its customer service areas based on the age and type of distribution system materials, priority of leaks detected, remaining productive life of the distribution system and an underlying replacement schedule. In addition, GSWC upgrades its electric and water supply facilities in accordance with industry standards, local requirements and CPUC requirements.  As of December 31, 2012, GSWC has unconditional purchase obligations for capital projects of approximately $28.3 million.  In addition, GSWC is expected to incur capital expenditures averaging $85 million a year for the next three years primarily for upgrades to its water supply and distribution facilities.  During the years ended December 31, 2012, 2011 and 2010, GSWC had capital expenditures of $66.8 million, $78.4 million and $77.0 million, respectively.  A portion of these capital expenditures is funded by developers through advances, which must be repaid, or contributions in aid of construction, which are not required to be repaid.

ASUS is expected to incur construction costs in 2013 of approximately $79.0 million, which will be funded by the U.S. government.  During the years ended December 31, 2012, 2011 and 2010, ASUS had non-government or third party funded capital expenditures of $1.3 million, $1.8 million and $1.4 million, respectively.  In certain circumstances, the U.S. government may request that ASUS finance the cost of selected construction projects.  ASUS will consider financing such projects.  The terms of any such financing, including the interest rate, will be determined on a case-by-case basis.

Contracted Services

The receipt of price redeterminations continues to be critical in order for ASUS to recover increasing costs of operating and maintaining, and renewing and replacing the water and/or wastewater systems at the military bases.  In addition, higher expenses from the corporate office and ASUS headquarters allocated to the Military Utility Privatization Subsidiaries were not contemplated at the time the contracts with the U.S. government were negotiated and are being addressed in current outstanding and future price redeterminations. Under the terms of these contracts, each contract price is subject to price redetermination two years after commencement of operations and every three years thereafter, unless otherwise agreed to by the parties.  In the event that ASUS is: (i) managing more assets at specific military bases than were included in the U.S. government’s request for proposal; (ii) managing assets that are in substandard condition as compared to what was disclosed in the request for proposal; or (iii) becomes subject to new regulatory requirements such as more stringent water quality standards, ASUS is permitted to file, and has filed, requests for equitable adjustment.

The timing of future filings of price redeterminations may be impacted by government actions, including audits by the Defense Contract Audit Agency (“DCAA”).  At times, our filing of price redeterminations and requests for equitable adjustment may be postponed pending the outcomes of these audits or upon mutual agreement with the U.S. government.

Below is a summary of significant projects, price redeterminations and requests for equitable adjustment filings by subsidiaries of ASUS.

•                  FBWS — In connection with the inventory settlement with the U.S. government reached in January 2010, FBWS and the government agreed to waive the first and second price redeterminations for Fort Bliss required under the original 50-year contract. The third price redetermination, for the three-year period beginning October 1, 2012, was finalized in October 2012 and  provides for an annual increase of approximately $450,000 to the operations and maintenance fee compared to the amounts previously in effect.  A modification funding this increased amount was issued by the U.S. government in January 2013.

•                  TUS —The first price redetermination for Andrews Air Force Base was filed in December 2007. A modification funding the settlement of this redetermination, which provides an increase of 7% to the operations and maintenance fee and an increase of 15% to the renewal and replacement fee compared to the interim adjustment in effect since August 2010, was issued in August 2012.  This modification provided funding for the increases effective February 2012.  A modification to fund the retroactive portion of this increase to February 2008 is pending government approval.

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

•                  PSUS — In February 2012, PSUS filed the first price redetermination for Fort Jackson, to be effective beginning February 16, 2010.  Pending resolution of this filing, an interim increase of 3.4%, retroactive to February 2010, is currently in effect. PSUS is awaiting commencement of negotiations on this filing.

•                  ONUS - In March 2012, ONUS received a contract modification on a request for equitable adjustment regarding installation of new water meters at Fort Bragg.  The contract modification provided for a reduction in the number of water meters to be installed, and the price associated with this revised scope. This $11.0 million project commenced during the second quarter of 2012 and is being performed in conjunction with a backflow preventer installation project.  The two projects total $23 million in contract value and are expected to be completed by mid-2014. In April 2012, ONUS received a request for an equitable adjustment contract modification affirming that ONUS will be able to retain the full amount of the cost savings from the use of an alternative pipe replacement technology. This modification and revision in cost estimates resulted in additional pretax operating income of $820,000 for work previously completed. In September 2012, ONUS received a $17.6 million contract modification for construction of water and sewer infrastructure at a new area in Fort Bragg.  Construction is scheduled to be substantially complete by the end of 2013.  In December 2011, ONUS filed the first price redetermination for Fort Bragg, to be effective beginning March 1, 2010. Pending resolution of this filing, an interim increase of 3.6%, retroactive to March 2010, is currently in effect. DCAA has completed an audit of certain aspects of the company’s filing with only minor exceptions.  ONUS is now awaiting commencement of negotiations on this filing.

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

Regulatory Matters

Certificates of Public Convenience and Necessity

GSWC holds Certificates of Public Convenience and Necessity (“CPCN”) granted by the CPUC in each of the ratemaking areas it serves. FBWS holds a Certificate of Public Convenience and Necessity from the Texas Commission on Environmental Quality.  The Virginia State Corporation Commission exercises jurisdiction over ODUS as a public service company. The Maryland Public Service Commission approved the right of TUS to operate as a water and wastewater utility at Andrews Air Force Base, Maryland, based on certain conditions. The South Carolina Public Service Commission exercises jurisdiction over PSUS as a public service company.  ONUS is regulated by the North Carolina Public Service Commission.

Rate Regulation

GSWC is subject to regulation by the CPUC, which has broad authority over service and facilities, rates, classification of accounts, valuation of properties, the purchase, disposition and mortgaging of properties necessary or useful in rendering public utility service, the issuance of securities, the granting of certificates of public convenience and necessity as to the extension of services and facilities and various other matters.

Rates that GSWC is authorized to charge are determined by the CPUC in general rate cases and are derived using rate base, cost of service and cost of capital, as projected for a future test year. Rates charged to customers vary according to customer class and rate jurisdiction and are generally set at levels allowing for recovery of prudently incurred costs, including a fair return on rate base.  Rate base generally consists of the original cost of utility plant in service, plus certain other assets, such as working capital and inventory, less accumulated depreciation on utility plant in service, deferred income tax liabilities and certain other deductions.

GSWC is required to file a water general rate case (“GRC”) application every three years according to a schedule established by the CPUC. GRC’s typically include an increase in the first test year with inflation rate adjustments for expenses for the second and third years of the GRC cycle.  For capital projects, there are two test years.   Rates are based on a forecast of expenses and capital costs for the test year.

GSWC filed a GRC for all three water regions plus the general office in July 2011 to set rates for years 2013, 2014, and 2015. As further discussed under Pending Regulatory Matters, a final decision on this rate case is expected during the second quarter of 2013.

The CPUC has approved a four-year rate case cycle plan for BVES. In February 2012, GSWC filed its BVES rate case for rates in years 2013 through 2016. A final decision on this GRC is expected in the second half of 2013. Included in this GRC is a requested rate of return of 9.81%.  The current authorized rate of return is 9.15%.

Rates may also be increased by offsets for certain expense increases, including, but not limited to, supply cost offset and balancing account amortization, advice letter filings related to certain plant additions and other operating cost increases. Offset rate increases and advice letter filings typically have a two- to four- month regulatory processing lag.

In July 2012, the CPUC approved a Return on Equity (“ROE”) of 9.99% and a rate-making capital structure for GSWC of 55% equity and 45% debt, subject to adjustment. The weighted cost of capital (return on rate base), with an updated embedded debt cost and the settlement ROE, was 8.64%. The new rate of return authorized by the CPUC’s final decision was implemented into water rates retroactive to January 1, 2012.  In addition, the CPUC decision discontinued the interest rate balancing account which had been implemented as part of the 2009 cost of capital proceeding.

The CPUC decision in the cost of capital proceeding also authorized GSWC to continue the Water Cost of Capital Mechanism (“WCCM”).  The WCCM adjusts ROE and rate of return on rate base between the three-year cost of capital proceedings only if there is a positive or negative change of more than 100 basis points in the average of the Moody’s Aa utility bond rate as measured over the period October 1 through September 30.  If the average Moody’s rate for this period changes by over 100 basis points from the benchmark, the ROE is adjusted by one half of the difference. For the period October 1, 2011 through September 30, 2012, the Moody’s rate declined by 112 basis points from the benchmark. As a result, in October 2012, GSWC filed an advice letter to lower its water ROE by 56 basis points, from 9.99% to 9.43%, which will be incorporated in the new 2013 water rates, once the CPUC issues its final decision on the pending GRC.

Neither the operations nor rates of AWR and ASUS are directly regulated by the CPUC. The CPUC does, however, regulate certain transactions between GSWC and ASUS.  In addition, the respective regulatory commission for each state in which ASUS operates has authorized the applicable Military Utility Privatization Subsidiary to charge the rates set forth in the applicable privatization contract.

Changes in Rates

The following table provides information on year-over-year increases in water and electric revenues for GSWC as approved by the CPUC during 2012, 2011 and 2010 (in thousands):

	Supply	Balancing	General
	Cost	Account	and Step	Advice
Year	Offset	Amortization	Increases	Letters	Total
2012	$—	$—	$5,511	$137	$5,648
2011	—	621	7,809	1,476	9,906
2010	2,528	—	39,497	—	42,025

Recent Changes in Rates

Rate increases in 2012:

In January 2012, the CPUC approved rate increases for Regions I, II and III effective January 1, 2012. The authorized rate increases represented increases of approximately $2.0 million for Region II and $3.0 million for Region III over 2011 adopted revenues based on normalized sales levels. The rate increases for Region I were not material.

In January 2012, the CPUC approved attrition year rate increases for BVES effective January 1, 2012.  The authorized rate increase provided GSWC with additional annual revenues of approximately $681,000 for BVES based on normalized sales levels.

Rate increases in 2011:

In January 2011, the CPUC approved rate increases for Region II and Region III effective January 1, 2011.  The authorized rate increases represent increases of approximately $1.6 million for Region II, and approximately $2.4 million for Region III as compared to 2010 adopted revenues. These estimates of additional revenues are based upon normalized sales levels approved by the CPUC, effective January 1, 2011.

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

In December 2010, the CPUC issued a final decision on GSWC’s Region I rate case, approving revenue increases for 2011 and 2012. On a year to year basis, the increase in 2011 revenues represents an increase of approximately $3.6 million over 2010 adopted revenues based on normalized sales levels. The increase for 2012 was not significant. The CPUC also authorized approximately $18.5 million of capital projects to be filed for revenue recovery with advice letters when those projects are completed. During the time that such projects are under development and construction, GSWC may accrue an allowance for funds used during construction (“AFUDC”) on the accrued expenditures to offset the cost of financing project construction. A portion of these projects were completed in 2011 and 2012. The remaining projects are expected to be completed during 2013 and 2014.

Pending Rate Requests

GSWC

On June 21, 2012, GSWC filed a motion to adopt a settlement agreement between GSWC, the DRA, and The Utility Reform Network (“TURN”) in connection with the water GRC filing made in July 2011.  The proposed settlement, if approved by the CPUC, would resolve almost all of the issues in the GRC application and would generate approximately $10.9 million in additional annual revenues starting in 2013 as compared to 2012 adopted revenues.  The proposed rate increases for 2014 over 2013 are $8.1 million or 3%, and the 2015 proposed rate increases over 2014 amount to $7.2 million, or 2%, subject to an earnings test and fluctuations in market indices.  While the increase in 2013 revenues would be $10.9 million based on normalized sales levels under the proposed settlement agreement, the increase in the adopted water gross margin would be approximately $14.5 million, or 6.7%, when compared to the 2012 adopted water gross margin if the settlement agreement is approved by the CPUC.  The settlement also approves the recovery of previously incurred costs related to certain matters, which GSWC has tracked under memorandum accounts. If the settlement is approved, these costs, which have been expensed as incurred, would be deferred and recorded as regulatory assets.  In addition, the CPUC requested GSWC, DRA, and TURN to file additional testimony to justify the reasonableness of the WRAM and address the CPUC’s questions regarding the WRAM. In July 2012, all three parties filed additional testimony addressing the WRAM.  The settlement agreement for the GRC is subject to an acceptable resolution regarding the WRAM matter. Hearings on the WRAM were held in October 2012.  A proposed decision on the GRC is expected from the CPUC during the first quarter of 2013.

In October 2012, GSWC filed for, and the CPUC approved, interim rates to be effective January 1, 2013 in the event that the CPUC did not issue a final decision on GSWC’s water rate case by January 1, 2013. The interim rates, which do not reflect any increase over 2012 rates, were effective January 1, 2013. In November 2012, the CPUC approved an interim rate memorandum account to track the revenue differential between interim rates and the final rates to be implemented once a final decision on the water GRC is issued by the CPUC, which is expected during the second quarter of 2013.

In February 2012, GSWC filed its BVES rate case for rates in years 2013 through 2016. If rates are approved as filed, the rate increases are expected to generate approximately $1.3 million in annual revenues. The proposed rate increases for 2014 over 2013 are $1.9 million, the 2015 proposed rate increases over 2014 amount to $1.3 million, and the 2016 proposed rate increases over 2015 amount to $1.3 million based on normalized sales.  A proposed decision for this GRC is expected in the second half of 2013.

CPUC Rehearing Matter

In July 2011, the CPUC issued an order granting the Division of Ratepayer Advocates’ (“DRA’s”) request to rehear certain issues from the Region II, Region III and general office rate case approved in November 2010.  Among the issues in the rehearing is the La Serena plant improvement project included in rate base totaling approximately $3.5 million.  As a result of the CPUC’s decision in November 2010, GSWC had recorded a pretax charge of $2.2 million during 2010, which included the disallowance of a portion of the La Serena capital costs and the related revenues earned on those capital costs that will be refunded to customers.  In January 2013, GSWC and DRA began settlement discussions to resolve all the issues in the rehearing.  A settlement agreement, if reached, would be subject to CPUC approval.  However, as a result of these settlement discussions, GSWC recorded an additional pretax charge of $416,000 for 2012, representing disallowed plant improvement project costs and related revenues earned on those costs that it expects will be refunded to customers based upon the terms of the settlement being discussed. A settlement, if finalized and approved, would resolve all issues arising from the rehearing.

Other Regulatory Matters

Finance Application:

In November 2012, the CPUC approved GSWC’s July 2012 application which requested authorization for it to issue, sell and deliver, by public offering or private placement, securities not exceeding $225.0 million in aggregate offering amount, consisting of, but not limited to, common shares and preferred shares, bonds, debentures, medium-term notes, loans and tax exempt debt. GSWC expects to use the net proceeds from the issuance of securities to first pay down all or a portion of its then outstanding short-term debt and then to fund its construction expenditures.

Alternative Revenue Mechanisms:

GSWC records the difference between the adopted level of volumetric revenues as authorized by the CPUC for metered accounts (volumetric revenues) and the actual volumetric revenues recovered in customer rates. GSWC also records the difference between adopted and actual expense levels for purchased water, purchased power and pump taxes, as established by the CPUC, using the MCBA.  GSWC has implemented surcharges to recover its WRAM balances, net of the

MCBA. For the year ended December 31, 2012, GSWC recorded a $21.1 million undercollection in the WRAM account, net of the MCBA.  GSWC intends to file with the CPUC for recovery of this balance during the first quarter of 2013. For the year ended December 31, 2012, surcharges of $19.6 million were billed to customers to decrease previously incurred undercollections in the WRAM, net of MCBA accounts.  As of December 31, 2012, GSWC has a net aggregated regulatory asset of $42.6 million which is comprised of a $61.9 million undercollection in the WRAM accounts and $19.3 million over-collection in the MCBA accounts.

As required by the accounting guidance for alternative revenue programs, GSWC is required to collect its WRAM, net of its MCBA, within 24 months following the year in which they are recorded.  In September 2010, GSWC, along with other California water utilities, filed an application with the CPUC to modify the recovery period of its WRAM and MCBA to 18 months or less.  In April 2012, the CPUC issued a final decision which, among other things, sets the recovery period for under-collected balances that are up to 15% of adopted annual revenues at 18 months or less.  For under-collected balances greater than 15%, the recovery period is 19 to 36 months. GSWC does not currently have any balances over 15% of adopted annual revenues.  In May 2012, pursuant to the decision, GSWC revised the amortization periods for the 2011 WRAM balances, which had ranged between 12 and 36 months, to 18 months or less using these new guidelines.

In addition to adopting a new amortization schedule, the final decision sets a cap on total net WRAM/MCBA surcharges in any given calendar year of 10% of the last authorized revenue requirement. The cap becomes effective following the first test year of each applicant’s pending or next general rate case.  For GSWC, the cap will be applied to its 2013 WRAM balances filed in early 2014.  The cap requirement set forth in the final decision will not impact GSWC’s 2012 and prior year WRAM/MCBA balances. Surcharges are currently in place to recover the WRAM/MCBA balances from 2010 and 2011.

For BVES, the CPUC approved the Base Revenue Requirement Adjustment Mechanism, which adjusts certain revenues to adopted levels.  In June 2012, the CPUC approved surcharges for recovery of BVES’ 2011 BRRAM balance. The CPUC approved a 36-month surcharge, with the amounts collected through December 2013 to be applied to the 2011 BRRAM undercollection.  Surcharges collected during the remainder of the 36-month period would be for recovery of a $1.6 million increase in the BVES revenue requirement representing the difference between the allocated general office costs authorized by the CPUC in its November 2010 decision on the Region II, Region III and general office rate case, and what was in BVES’ rates for allocated general office costs.  As authorized by the CPUC, the $1.6 million was combined in the BRRAM for recovery through the surcharge.  These costs are not considered an alternative revenue program.

For the year ended December 31, 2012, BVES recorded a $2.3 million undercollection in the BRRAM.  BVES intends to file with the CPUC for recovery of this balance during the second quarter of 2013.

Bear Valley Electric Service:

In February 2012, GSWC filed its BVES general rate case for rates in years 2013 through 2016.  In August 2012, DRA issued its report on the GRC.  Included in DRA’s recommendations is a $2.0 million retroactive ratemaking proposal to increase BVES’ accumulated depreciation balance to reflect adopted depreciation expense for the years 2009 through 2012 rather than actual depreciation expense as recorded in compliance with Generally Accepted Accounting Principles.  DRA also recommends that one-half of deferred rate case costs be borne by shareholders, rather than entirely by customers as has been authorized by the CPUC in prior rate cases.  As of December 31, 2012, GSWC has a $2.3 million regulatory asset representing deferred rate case costs for the current BVES general rate case. Hearings on the GRC, including these matters, were held in September 2012.  If DRA prevails, GSWC may be required to record a charge to adjust accumulated depreciation and to write-off half of its deferred rate case costs. GSWC believes DRA’s recommendations are without merit and intends to vigorously defend its positions.  However, at this time, GSWC is unable to predict the final outcome of these matters which are expected to be resolved in the pending rate case.

BVES has been regularly filing compliance reports with the CPUC regarding its purchases of energy from renewable energy resources to meet California’s renewables portfolio standard (“RPS”).  Previous filings under prior RPS laws had indicated that BVES had not achieved annual target purchase levels of renewable energy resources and thus, on its face, might be subject to a potential penalty.  However, a new RPS law went into effect in December 2011 which changed, among other things, the prior RPS requirement based upon annual procurement targets to multi-year procurement targets.  Under the new RPS law, BVES must procure sufficient RPS-eligible resources to meet: (i) any RPS procurement requirement deficit for any year prior to 2011, and (ii) RPS procurement requirements for the 2011 — 2013 compliance period by no later than December 31, 2013.  BVES’ most recent RPS report under the new law was submitted to the CPUC in December 2012 and did not reflect any RPS procurement deficiencies nor any potential or actual penalties.  Accordingly, no provision for loss has been recorded in the financial statements as of December 31, 2012.

In December 2012, GSWC entered into a ten-year agreement with a third party to purchase renewable energy credits (“RECs”). Under the terms of the agreement, which is subject to CPUC approval, GSWC would purchase approximately 582,000 RECs over a ten year period which would be used towards meeting the CPUC’s RPS procurement requirements.  In February 2013, GSWC filed for CPUC approval of this agreement.

In June 2011, BVES filed an application with the CPUC to recover $1.2 million in outside service costs incurred during the period September 1, 2007 through March 31, 2011 in connection with its efforts to procure renewable energy resources.  In March 2012, the CPUC approved the application.  Accordingly, a regulatory asset of $1.3 million, including accrued interest, was recorded in March 2012.  A 12-month surcharge was implemented in May 2012 for recovery of these costs.  In 2013, BVES is expecting to make another filing with the CPUC to recover additional costs incurred from April 1, 2011 through December 31, 2012 totaling approximately $842,000, which have been expensed.  If approved by the CPUC, BVES will record a regulatory asset and corresponding decrease to legal and outside services costs.

In September 2009, GSWC negotiated a ten-year contract with the Los Angeles County Sanitation District (“LACSD”) to purchase renewable energy created from landfill gas. In February 2011, LACSD notified GSWC that it intended to shut down the landfill gas generator. In August 2011, GSWC and LACSD negotiated a settlement to resolve a dispute between the parties regarding certain terms of the contract.  Under the terms of the settlement, GSWC agreed to waive its right to a 14 month termination notice and LACSD agreed to sell RECs to GSWC. In November 2011, GSWC filed for CPUC approval for the purchase of these RECs and in July 2012, the CPUC approved the purchase of the RECs which BVES intends to apply towards either its pre-2011 renewable energy requirements or its 2011-2013 requirements, both of which must be meet by no later than December 31, 2013.  The RECs were purchased for approximately $325,000 during the third quarter of 2012 as an asset which will be included as part of the electric supply cost balancing account when the RECs are applied towards the RPS requirements.

Changes in Tax Law:

The Small Business Jobs Act of 2010 and the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 (“Tax Relief Acts”) extended 50% bonus depreciation for qualifying property through 2012 and created a 100% bonus depreciation for qualifying property placed in service between September 9, 2010 and December 31, 2011.

In June 2011, the CPUC adopted a resolution that requires water utilities to file advice letters implementing a one-way memorandum account to track the revenue effects associated with the Tax Relief Acts, which may reduce revenue requirements in future rate case proceedings.   The effective date of the memorandum account established by the resolution was April 14, 2011.  More specifically, the memorandum account established by the resolution tracks on a CPUC-jurisdictional, revenue requirement basis: (a) decreases in GSWC’s revenue requirement resulting from increases in its deferred tax reserve; and (b) other direct changes in the revenue requirement resulting from taking advantage of the Tax Relief Acts. This resolution also authorizes impacted utilities to use savings from this new tax law to invest in certain additional, needed utility infrastructure, not otherwise funded in rates, within a time frame shorter than would be practicable through the formal application or advice letter processes. The establishment of a memorandum account does not change rates, nor guarantee that rates will be changed in the future. This mechanism simply allows the CPUC to determine at a future date whether rates should be changed.  GSWC has evaluated the potential impact of this resolution and does not expect it to have a material impact on its consolidated financial statements. However, at this time, GSWC cannot predict the potential impact, if any, on future rates.

CPUC Subpoena:

In December 2011, the CPUC issued a final decision on its investigation of certain GSWC work orders and charges paid to a specific contractor used previously by GSWC for numerous construction projects. The decision provides for refunds to customers totaling $9.5 million to be made over 12-36 months, as well as a $3.0 million reduction in rate-base and other rate adjustments. Refunds totaling $3.2 million were made during the year ended December 31, 2012.

As a result of the CPUC final decision on this investigation, management does not expect additional refunds to be assessed related to this specific contractor.  However, as part of the decision, GSWC agreed to be subject to three separate independent audits of its procurement practices over a period of ten years from December 2011.  The audits will cover GSWC’s procurement practices related to contracts with other contractors from 1994 forward and could result in further disallowances of costs.  The cost of the audits will be borne by shareholders and may not be recovered by GSWC in rates to customers. At this time, management cannot predict the outcome of these audits or determine the estimated loss or range of loss, if any.

New Service Territory Application, Sutter County:

GSWC filed for a CPCN with the CPUC on May 31, 2006 to provide retail water service in a portion of Sutter County, California within the Natomas Central Mutual Water Company service area. The CPUC’s review of the application was deferred pending completion of an environmental assessment for the proposed new water service territory. On September 29, 2008, GSWC filed an amended application which included the Proponent’s environmental assessment. On October 3, 2008, Sutter County and the DRA protested the application. Following limited briefing on the first phase of the proceeding, the Sutter Pointe Developers were granted party status on October 22, 2009.. On March 14, 2011 all parties, except DRA, entered into a comprehensive settlement agreement, subject to CPUC approval. Oral arguments before the Commission were held on February 15, 2012.

New Service Territory Application, Westborough Development, Sacramento County:

On October 12, 2004, GSWC and Aerojet-General Corporation (“Aerojet”) reached a settlement relating to groundwater contamination impacting GSWC’s Arden-Cordova Water System.  Portions of the settlement called for GSWC to serve new territory, subject to CPUC approval, on property owned by Aerojet known as Westborough. Aerojet and GSWC are working cooperatively to identify and implement the best alternative to meet the long-term water supply needs of GSWC’s Rancho Cordova customers within the Arden-Cordova service area as well as supply for the new Westborough development area owned by Aerojet.  The County of Sacramento and the City of Folsom, through various arrangements, have agreed not to protest GSWC’s application to the CPUC for a CPCN for this territory.

GSWC intends to file with the CPUC to incorporate the Westborough development in Sacramento County into the Rancho Cordova service area and to provide water service to that new development following completion by the development of a water supply solution for the area.

Affiliate Transaction Rules:

Rules adopted by the CPUC regarding affiliate transactions and use of regulated assets establish a standard set of rules to govern transactions between a regulated water utility, its parent, and other affiliated companies. Registrant monitors its cost allocation and management of the regulated and non-regulated segments for compliance with these rules.

For more information regarding significant regulatory matters, see Note 2 of “Notes to Financial Statements” included in Part II, Item 8 in Financial Statements and Supplementary Data.

Environmental Matters

The CPUC requires GSWC to comply with the safe drinking water standards established by the U.S. Environmental Protection Agency (“EPA”) and the California Department of Public Health (“CDPH”).  The EPA regulates contaminants that may have adverse health effects that are known or likely to occur at levels of public health concern, and the regulation of which will provide a meaningful opportunity for health risk reduction. The CDPH, acting on behalf of the EPA, administers the EPA’s program in California. Similar state agencies administer these rules in the other states in which we operate.

GSWC currently tests its water supplies and water systems according to, among other things, requirements listed in the Federal Safe Drinking Water Act (“SDWA”). In compliance with the SDWA and to assure a safe drinking water supply to its customers, GSWC has incurred operating costs for testing to determine the levels, if any, of the constituents in its sources of supply, and additional expense to treat contaminants in order to meet the maximum contaminant level (“MCL”) standards and also to meet state and local standards and consumer demands. GSWC expects to incur additional capital costs as well as increased operating costs to maintain or improve the quality of water delivered to its customers in light of anticipated stress on water resources associated with watershed and aquifer pollution, as well as to meet future water quality standards. The CPUC ratemaking process provides GSWC with the opportunity to recover prudently incurred capital and operating costs in future filings associated with achieving water quality standards. Management believes that such incurred and expected future costs should be authorized for recovery by the CPUC.

In 2010, the EPA announced that it intends to regulate contaminants in groups rather than one at a time. In January 2011, the EPA identified carcinogenic volatile organic compounds as the first group that the EPA plans to regulate.  In February 2011, the EPA announced that it has decided to regulate perchlorate under the SDWA. To date, the EPA has not made any proposed MCLs for any group of volatile organic compounds or perchlorate.

The Office of Environmental Health Hazard Assessment (“OEHHA”) of the State of California is responsible for developing Public Health Goals (“PHGs”) for contaminants.  The PHGs are not a set of enforceable standards.  Once a PHG for a contaminant is developed, the CDPH is required by law to set the MCL for that contaminant as close to the PHG as possible, considering available technologies and compliance cost.  In January 2011, OEHHA published PHGs for several contaminants that are significantly lower than the current California state MCL for such contaminants, including perchlorate.

OEHHA issued a revised perchlorate PHG at 1 microgram per liter (1 part per billion, 1 ppb).  The new PHG is significantly lower than the current 6 ppb California MCL for perchlorate.  The new PHG may trigger the re-evaluation of the perchlorate MCL in California.  GSWC cannot predict the outcome of this re-evaluation, if any.  OEHHA also developed PHGs for several currently unregulated contaminants, including hexavalent chromium.  The final PHG for hexavalent chromium was published in July 2011.  By state law, the CDPH is required to set an MCL for hexavalent chromium within two years of the publication of the PHG. CDPH has stated it intends to propose an MCL for hexavalent chromium in July 2013.

Matters Relating to GSWC’s Arden-Cordova Water System

In GSWC’s Arden-Cordova system, several wells have been removed from service and destroyed due to perchlorate, and/or nitrosodimethylamine (“NDMA”)  levels that exceed the regulatory standards or notification levels set by the CDPH. GSWC has replaced these supplies such that customers have received a continuous supply of potable water. GSWC continues to monitor all of its active groundwater wells in the Arden-Cordova system for perchlorate and NDMA, along with other constituents.

Aerojet has, in the past, used ammonium perchlorate in oxidizing rocket fuels. NDMA is an additional by-product from the production of rocket fuels and it is believed that contamination in GSWC’s Arden-Cordova service area is also related to the activities of Aerojet.

On October 12, 2004, GSWC and Aerojet reached a settlement relating to this contamination. Under the terms of the settlement, Aerojet paid GSWC $8.7 million in the first quarter of 2004 and agreed to pay GSWC an additional $8 million over a period of five years commencing in December 2009, plus interest accruing from January 1, 2004. These payments offset GSWC’s costs of utility plant and purchased water used to cure the water supply impacted by contamination by $16 million and $735,000, respectively.  On December 20, 2012, GSWC received from Aerojet $2.2 million including interest as payment under the terms of the 2004 settlement agreement. As of December 31, 2012, the unpaid portion of the note receivable is $2.0 million, comprised of $1.6 million in principal and $0.4 million in accrued interest.  At this time, management believes that Aerojet will be able to fulfill its contractual obligations and has not provided a reserve for uncollectible amounts as of December 31, 2012.

GSWC and Aerojet are developing the best alternatives to meet the water supply needs of GSWC to ensure a continued reliable and safe water supply for GSWC’s Rancho Cordova customers within the Arden-Cordova service area as well as supply for the new Westborough development area owned by Aerojet.

Matters Relating to GSWC’s Florence Graham Water System

Perchlorate has been detected in five wells servicing GSWC’s Florence-Graham System. Two of these wells have been removed from service due to exceedance of the perchlorate drinking water standard.  Continued monitoring shows that perchlorate levels are increasing in the three wells that remain in service. The Water Replenishment District of Southern California is partnering with the Department of Toxic Substances Control to examine the perchlorate contamination in this area and is trying to determine the source(s) of the plume. GSWC is following this process closely in an effort to identify potential funding sources for addressing the issue. Concurrently, GSWC is developing an internal action plan to maintain reliable water supply within the Florence-Graham system.

Matters Relating to GSWC’s Norwalk Water System

Volatile Organic Compounds (“VOCs”) have been detected in eight wells in GSWC’s Norwalk Water System.  Seven of these wells are equipped with granular activated carbon filter treatment for VOC removal.  These wells are located within a Superfund site that the EPA has designated as the Omega Operable Unit 2.  EPA is currently working on a remediation project to clean up the VOC plume. Recent modeling data have shown that at least three GSWC wells, and potentially more, are impacted by the Omega plume.  EPA has requested permission to perform additional sampling from four GSWC wells in order to refine its model. GSWC intends to work closely with the EPA with the goal of making certain that the remediation remedy proposed by the EPA will address GSWC’s concerns regarding impacts to its water supply.

Matters Relating to GSWC’s San Gabriel Water Systems

Perchlorate and/or VOCs have been detected in five wells servicing GSWC’s San Gabriel System. As previously discussed, GSWC filed suit in federal court, along with two other affected water purveyors and the San Gabriel Basin Water Quality Authority against some of those responsible for the contamination.  For more details see Item 3 — Legal Proceedings.

Matters Relating to Environmental Clean-Up

GSWC has been involved in environmental remediation and clean-up at a plant site (“Chadron Plant”) that contained an underground storage tank which was used to store gasoline for its vehicles. This tank was removed in July 1990 along with the dispenser and ancillary piping. Since then, GSWC has been involved in various remediation activities at this site.  After many years of remediation activities, management believes that the majority of the leaked gasoline product has been removed.  However, a sheen of gasoline still remains at the top of the groundwater.  Additional groundwater remediation will be required before further soil remediation can be commenced.  Management at this time cannot estimate when additional soil remediation will commence, due to the persistence of gasoline product in the groundwater.  As of December 31, 2012, the total spent to clean-up and remediate GSWC’s plant facility was approximately $3.5 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund. Amounts paid by GSWC have been included in rate-base and approved by the CPUC for recovery.

As of December 31, 2012, GSWC has an accrued liability for the estimated additional cost of $1.2 million to complete the clean-up at the site. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management also believes it is probable that the estimated additional costs will be approved in rate base by the CPUC and has recorded a corresponding regulatory asset.

Matters Relating to Military Privatization Contracts

Each of the Military Utility Privatization Subsidiaries is responsible for testing the water and wastewater systems on the military bases on which it operates in accordance with applicable law.

Each of the Military Utility Privatization Subsidiaries has the right to seek an equitable adjustment to its contract in the event that there are changes in environmental laws, a change in the quality of water used in providing water service or wastewater discharged by the U.S. government or contamination of the air or soil not caused by the fault or negligence of the Military Utility Privatization Subsidiary. These changes can impact the cost of operating and maintaining or renewing and replacing facilities under the contracts. The U.S. government is responsible for environmental contamination due to its fault or negligence and for environmental contamination that occurred prior to the execution of the contract(s).

Security Issues

GSWC has implemented measures to increase security in accordance with a vulnerability assessment of its water systems and has upgraded its facilities to enhance the safety of water system operations.  GSWC also has security systems and infrastructure in place to prevent cyber-attacks.  Despite its efforts, GSWC cannot be assured that a cyber or terrorist attack will not cause water or electric system problems, disrupt service to customers, compromise important data or systems or result in unintended release of customer information.

GSWC periodically revises its Emergency Response Plan and periodically conducts operational security exercises for all of its water systems.  GSWC also considers advances in security technology and relevant industry developments in developing its capital improvement plans. GSWC intends to seek approval of the CPUC to recover any additional costs that it incurs in enhancing the security of its water systems.

The Military Utility Privatization Subsidiaries operate facilities within the boundaries of military bases which provide limited access to the general public.  To further enhance security, certain upgrades were completed at various military bases through contract modifications funded by the U.S. government.

Water Supply

GSWC’s Water Supply

During 2012, GSWC delivered over 72,408,000 hundred cubic feet (“ccf”) of water to its customers, which is an average of about 455 acre-feet per day.  (An acre-foot is about 435.6 ccf or 326,000 gallons).  Approximately 60% came from groundwater production wells situated throughout GSWC’s service areas.  GSWC supplemented groundwater production with wholesale purchases from Metropolitan Water District of Southern California (“MWD”) member agencies and regional water suppliers (roughly 34% of total demand) and with authorized diversions from rivers (roughly 6%) under contracts with the United States Bureau of Reclamation (“Bureau”) and the Sacramento Municipal Utility District (“SMUD”).  During 2011, GSWC supplied 69,516,000 ccf of water, approximately 61% of which was produced from groundwater sources and 39% was purchased from regional wholesalers and surface water diversions under contracts with the Bureau and SMUD. GSWC continually assesses its water rights and groundwater storage assets.  In addition, GSWC encourages voluntary conservation measures by its customers and has implemented customer education initiatives to help with supply variability and the general scarcity of water supplies.

Groundwater

Over the years, population growth in GSWC’s service areas and increases in the amount of groundwater used have resulted in both cooperative and judicially-enforced regimes for owning water rights and managing groundwater basins for long-term sustainability.  GSWC management actively participates in efforts to protect groundwater basins from over-use and from contamination and to protect its water rights.  In some periods, these efforts require reductions in groundwater pumping and increased reliance on alternative water resources.

GSWC owns approximately 133,000 acre-feet of water rights, mostly groundwater, to help meet supply requirements.  The productivity of GSWC’s groundwater resources varies from year to year depending upon a variety of factors, including the amount, duration, length and location of rainfall, the availability of imported replenishment water, the amount of water previously stored in groundwater basins, the amount and seasonality of water use by GSWC’s customers and others, evolving challenges to water quality, and a variety of legal limitations on use, if a groundwater basin is, or may be, in an over-drafted condition.

Imported Water

GSWC also manages a portfolio of water supply arrangements with water wholesalers.  For example, GSWC has contracts with various governmental entities (principally MWD’s member agencies) and other parties to purchase water through a total of 63 connections for distribution to customers.  MWD is a public agency organized and managed to provide a supplemental, imported supply to its member public agencies.  There are 26 such member agencies, consisting of 14 cities, 11 municipal water districts, and one county water authority.  GSWC has 41 connections to MWD’s water distribution facilities and those of member agencies.  GSWC purchases MWD water through six separate member agencies aggregating more that 47,000 acre-feet annually.  MWD’s principal sources of water are the State Water Project (“SWP”) which conveys water from northern California and the Colorado River.

To meet its water supply needs, GSWC has contracts to purchase water or water rights for an aggregate amount of $6.4 million as of December 31, 2012.  Included in the $6.4 million is a remaining commitment of $4.0 million under an agreement with the City of Claremont (“the City”) to lease water rights that were ascribed to the City as part of the Six Basins adjudication. The initial term of the agreement expires in 2028. GSWC can exercise an option to renew this agreement for 10 additional years. The remaining amounts of $2.4 million are commitments for purchased water with various third parties.

State Water Project

Water supplies available to MWD through the SWP vary from year to year based on weather.  However, MWD has generally been able to provide sufficient quantities of water to satisfy the needs of its member agencies and their customers.

A key link in the SWP is the Sacramento/San Joaquin River Delta adjacent to the San Francisco Bay (“Delta”).  The fresh water pathway through the Delta is supported by earthen levees, and the reliability of those levees has been called into question based on assessments by various federal, state and local agencies.  In addition, many native fish species are in decline, resulting in restrictions on pumping through the Delta.  GSWC continues to participate in and monitor developments related to the Delta and efforts to craft a workable solution to the risks presented by reliance on the Delta for its southern California water supplies.

Every year, the California Department of Water Resources (“DWR”) establishes the SWP allocation for water deliveries to state water contractors.  DWR generally establishes a percentage allocation of delivery requests based on a number of factors, including weather patterns, snow pack levels and reservoir levels.  The percent allocation given to state contractors varies throughout the year depending upon weather and other factors.  In 2012, the SWP delivered 65% of contractor requests.  In December 2012, DWR announced a 2013 water allocation of 40% of state contractor requests.

Colorado River

On October 17, 2003, the Federal government, acting through the Bureau in its capacity as Colorado River watermaster, the State of California, and four southern California water agencies, including MWD, reached an agreement, known as the Quantification Settlement Agreement (“QSA”).  The QSA allocates California’s annual 4.4 million acre-feet (“MAF”) share of the Colorado River among those agencies and provides the framework for accounting and transfers among them. Under the QSA, MWD will continue to have access to its base allotment of Colorado River water each year, as well as excess Colorado River water until October 2016, and up to 1.6 MAF of additional water that the Imperial Irrigation District proposes to conserve and sell to the state for use by MWD members.

Agreement with Cadiz Inc.

In June 2010, GSWC signed an agreement with Cadiz Inc. to proceed with the Cadiz Water Conservation & Storage Project (“Cadiz Project”). Under the terms of the agreement, GSWC has the right to acquire an annual supply of 5,000 acre-feet of water at a pre-determined formula rate once the environmental review is complete. In addition, GSWC has the option to acquire storage rights in the Cadiz Project to allow GSWC to manage the supply as part of its overall water supply portfolio. Cadiz has completed the required environmental review.  On July 25, 2012, the Rancho Santa Margarita Water District certified the Final Environmental Impact Report for the project.  The Final Environmental Impact Report has been challenged through litigation.  GSWC cannot predict the outcome of the legal challenge. Cadiz Inc. is a publicly-held renewable resources company that owns 70 square miles of property with significant water resources and clean energy potential in eastern San Bernardino County, California.

Military Utility Privatization Subsidiaries

The U.S. government is responsible for providing the source of supply for all water on each of the bases served by the Military Utility Privatization Subsidiaries at no cost to the Military Utility Privatization Subsidiaries.

New Accounting Pronouncements

Registrant is subject to newly issued requirements as well as changes in existing requirements issued by the Financial Accounting Standards Board. Differences in financial reporting between periods could occur unless and until the CPUC approves such changes for conformity through regulatory proceedings. See Note 1 of Notes to Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Registrant is exposed to certain market risks, including fluctuations in interest rates, and commodity price risk primarily relating to changes in the market price of electricity. Market risk is the potential loss arising from adverse changes in prevailing market rates and prices.

Interest Rate Risk

A significant portion of Registrant’s capital structure is comprised primarily of fixed-rate debt, and approximately $6 million of long-term variable rate debt. Market risk related to our fixed-rate debt is deemed to be the potential increase in fair value resulting from a decrease in interest rates.  At December 31, 2012, the fair value of Registrant’s long-term debt was $456.8 million. A hypothetical ten percent decrease in market interest rates would have resulted in a $19.6 million increase in the fair value of Registrant’s long-term debt.

Market risk related to Registrant’s variable-rate debt is estimated as the potential decrease in pretax earnings resulting from an increase in interest rates.  The interest rates applicable to variable-rate debt are based on weekly market rates. At December 31, 2012, the weekly market rate was approximately 0.14%.  Based on $6.2 million of variable-rate debt outstanding as of December 31, 2012, a hypothetical one percent rise in interest rates would not result in a material impact to earnings.

At December 31, 2012, Registrant did not believe that its short-term debt was subject to interest rate risk, due to the fair market value being approximately equal to the carrying value.

Commodity/Derivative Risk

Registrant is exposed to commodity price risk primarily relating to changes in the market price of electricity for BVES. To manage its exposure to energy price risk, GSWC has executed  purchased power contracts that qualify as  derivative instruments, requiring mark-to-market derivative accounting under the accounting guidance for derivatives.  A derivative financial instrument or other contract derives its value from another investment or designated benchmark.

In May 2009, the CPUC authorized GSWC to establish a regulatory asset and liability memorandum account to offset the entries required by the accounting guidance.  Accordingly, all unrealized gains and losses generated from GSWC’s existing purchased power contract are deferred on a monthly basis into the non-interest bearing regulatory memorandum account that tracks the changes in fair value of the derivative throughout the term of the contract.  As of December 31, 2012, $3.1 million of cumulative unrealized losses have been included in this memorandum account.  Unrealized gains and losses on this account do not impact earnings.  The market prices for energy used to determine the fair value for this derivative instrument were estimated based on independent sources such as broker quotes and publications.

GSWC entered into its current purchased power contract in October 2008 in which GSWC may purchase power at a fixed cost over three and five year terms depending on the amount of power and period during which the power is purchased under the contract.  As of January 1, 2012, GSWC is no longer able to purchase winter peak power for the three year period specified in the contract. Power purchased to meet winter peak power is currently purchased on the spot market.

On January 12, 2012, GSWC executed a new purchased power master agreement with EDF Trading North America, LLC (“EDF”). The agreement is subject to CPUC approval. The agreement, if approved, would enable GSWC to purchase from EDF 12 megawatts (“MWs”) of base load energy at a fixed-price, which will be negotiated upon CPUC approval of the master agreement. GSWC plans to file for approval of the agreement with the CPUC during 2013 and will also request a regulatory asset and liability memorandum account for the EDF contract to offset the entries required by the accounting guidance on derivatives, similar to the 2008 purchased power agreement.

Except as discussed above, Registrant has no other derivative financial instruments, financial instruments with significant off-balance sheet risks or financial instruments with concentrations of credit risk.

Item 8. Financial Statements and Supplementary Data

AMERICAN STATES WATER COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands)	2012	2011
Assets

Utility Plant
Regulated utility plant, at cost
Water	$1,227,713	$1,187,556
Electric	77,653	73,825
Total	1,305,366	1,261,381
Non-regulated utility property, at cost	8,917	6,731
Total utility plant, at cost	1,314,283	1,268,112
Less — accumulated depreciation	(442,316)	(413,836)
	871,967	854,276
Construction work in progress	45,824	42,224
Net utility plant	917,791	896,500

Other Property and Investments
Goodwill	1,116	1,116
Other property and investments	13,755	11,803
Total other property and investments	14,871	12,919

Current Assets
Cash and cash equivalents	23,486	1,315
Accounts receivable-customers, less allowance for doubtful accounts	19,491	19,332
Unbilled revenue	16,147	17,255
Receivable from U.S. government, less allowance for doubtful accounts	12,905	7,584
Other accounts receivable, less allowance for doubtful accounts	7,062	12,181
Income taxes receivable	16,547	20,537
Materials and supplies	5,348	3,070
Regulatory assets — current	32,336	36,362
Prepayments and other current assets	4,391	3,959
Costs and estimated earnings in excess of billings on uncompleted contracts	37,703	34,466
Deferred income taxes — current	8,617	9,540
Total current assets	184,033	165,601

Regulatory and Other Assets
Regulatory assets	143,679	143,595
Costs and estimated earnings in excess of billings on uncompleted contracts	436	598
Receivable from U.S. government, less allowance for doubtful accounts	4,535	6,660
Deferred income taxes	11	15
Other	15,587	12,474
Total regulatory and other assets	164,248	163,342
Total Assets	$1,280,943	$1,238,362

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands)	2012	2011
Capitalization and Liabilities

Capitalization
Common shareholders’ equity	$454,579	$408,666
Long-term debt	332,463	340,395
Total capitalization	787,042	749,061

Current Liabilities
Notes payable to banks	—	2,000
Long-term debt — current	3,328	291
Accounts payable	40,569	37,873
Income taxes payable	511	332
Accrued other taxes	8,167	7,579
Accrued employee expenses	9,919	8,659
Accrued interest	3,909	3,938
Unrealized loss on purchased power contracts	3,060	7,611
Billings in excess of costs and estimated earnings on uncompleted contracts	12,572	26,973
Other	11,662	12,327
Total current liabilities	93,697	107,583

Other Credits
Advances for construction	70,781	72,371
Contributions in aid of construction — net	106,450	100,037
Deferred income taxes	142,597	128,963
Unamortized investment tax credits	1,881	1,972
Accrued pension and other post-retirement benefits	71,618	68,122
Billings in excess of costs and estimated earnings on uncompleted contracts	—	3,272
Other	6,877	6,981
Total other credits	400,204	381,718

Commitments and Contingencies (Notes 13 and 14)

Total Capitalization and Liabilities	$1,280,943	$1,238,362

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF CAPITALIZATION

	December 31,
(in thousands, except share data)	2012	2011
Common Shareholders’ Equity:
Common Shares, no par value:
Authorized: 30,000,000 shares
Outstanding: 19,237,212 shares in 2012 and 18,788,993 shares in 2011	$249,322	$233,306
Earnings reinvested in the business	205,257	175,360
	454,579	408,666

Long-Term Debt (All are of GSWC)
Notes/Debentures:
6.64% notes due 2013	1,100	1,100
6.80% notes due 2013	2,000	2,000
6.87% notes due 2023	5,000	5,000
7.00% notes due 2023	10,000	10,000
7.55% notes due 2025	—	8,000
6.81% notes due 2028	15,000	15,000
6.59% notes due 2029	40,000	40,000
7.875% notes due 2030	20,000	20,000
7.23% notes due 2031	50,000	50,000
6.00% notes due 2041	62,000	62,000
Private Placement Notes:
9.56% notes due 2031	28,000	28,000
5.87% notes due 2028	40,000	40,000
6.70% notes due 2019	40,000	40,000
Tax-Exempt Obligations:
5.50% notes due 2026	7,730	7,745
Variable Rate Obligation due 2014	6,000	6,000
State Water Project due 2035	4,453	4,559
Other Debt Instruments:
8.50% fixed rate obligation due 2012	—	133
Variable Rate Obligation due 2018	196	232
American Recovery and Reinvestment Act Obligation due 2033	4,259	851
Capital lease obligations	53	66
	335,791	340,686
Less: Current maturities	(3,328)	(291)
	332,463	340,395
Total Capitalization	$787,042	$749,061

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
(in thousands, except per share amounts)	2012	2011	2010
Operating Revenues
Water	$305,898	$300,450	$291,617
Electric	37,033	36,275	35,799
Contracted services	123,977	83,188	72,360
Total operating revenues	466,908	419,913	399,776

Operating Expenses
Water purchased	54,010	47,530	46,865
Power purchased for pumping	8,355	8,598	9,113
Groundwater production assessment	14,732	13,550	11,473
Power purchased for resale	12,120	13,574	13,078
Supply cost balancing accounts	11,709	18,748	20,622
Other operation expenses	29,790	28,312	29,107
Administrative and general expenses	70,556	74,061	86,266
Depreciation and amortization	41,385	38,349	37,405
Maintenance	15,887	17,357	18,149
Property and other taxes	15,381	14,210	14,165
ASUS construction expenses	81,957	50,648	40,357
Net gain on sale of property	(68)	(128)	(643)
Total operating expenses	355,814	324,809	325,957

Operating Income	111,094	95,104	73,819

Other Income and Expenses
Interest expense	(22,765)	(23,681)	(21,636)
Interest income	1,333	859	2,406
Other	431	(196)	(463)
Total other income and expenses	(21,001)	(23,018)	(19,693)

Income from continuing operations before income tax expense	90,093	72,086	54,126
Income tax expense	35,945	30,076	23,035
Income from continuing operations	54,148	42,010	31,091

Income from discontinued operations, net of tax	—	3,849	2,106

Net Income	$54,148	$45,859	$33,197

Basic Earnings Per Common Share
Income from continuing operations	$2.83	$2.24	$1.67
Income from discontinued operations	—	0.20	0.11
Net Income	$2.83	$2.44	$1.78

Fully Diluted Earnings Per Share
Income from continuing operations	$2.82	$2.23	$1.66
Income from discontinued operations	—	0.20	0.11
Net Income	$2.82	$2.43	$1.77

Weighted Average Number of Shares Outstanding	18,999	18,693	18,585
Weighted Average Number of Diluted Shares	19,131	18,837	18,736

Dividends Declared Per Common Share	$1.27	$1.10	$1.04

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF CHANGES
IN COMMON SHAREHOLDERS’ EQUITY

	Common Shares		Earnings
	Number		Reinvested
	of		in the
(in thousands)	Shares	Amount	Business	Total
Balances at December 31, 2009	18,532	$223,066	$136,364	$359,430
Add:
Net income			33,197	33,197
Issuance of Common Shares	68	1,838		1,838
Exercise of stock options	31	857		857
Tax benefit from employee stock-based awards		111		111
Compensation on stock-based awards		1,434		1,434
Dividend equivalent rights on stock-based awards not paid in cash		79		79
Deduct:
Dividends on Common Shares			19,326	19,326
Dividend equivalent rights on stock-based awards			79	79

Balances at December 31, 2010	18,631	227,385	150,156	377,541
Add:
Net income			45,859	45,859
Issuance of Common Shares	69	1,658		1,658
Exercise of stock options	89	2,350		2,350
Tax benefit from employee stock-based awards		336		336
Compensation on stock-based awards		1,474		1,474
Dividend equivalent rights on stock-based awards not paid in cash		103		103
Deduct:
Dividends on Common Shares			20,552	20,552
Dividend equivalent rights on stock-based awards			103	103

Balances at December 31, 2011	18,789	233,306	175,360	408,666
Add:
Net income			54,148	54,148
Exercise of stock options and other issuance of Common Shares	448	13,295		13,295
Tax benefit from employee stock-based awards		890		890
Compensation on stock-based awards		1,710		1,710
Dividend equivalent rights on stock-based awards not paid in cash		121		121
Deduct:
Dividends on Common Shares			24,130	24,130
Dividend equivalent rights on stock-based awards			121	121

Balances at December 31, 2012	19,237	$249,322	$205,257	$454,579

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(in thousands)	2012	2011	2010
Cash Flows From Operating Activities:
Net income	$54,148	$45,859	$33,197
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on CCWC, net of taxes, included in discontinued operations	—	(2,454)	—
Depreciation and amortization	43,234	40,809	40,410
Net gain on sale of property	(68)	(128)	(643)
Provision for doubtful accounts	1,710	938	1,069
Deferred income taxes and investment tax credits	15,087	13,861	6,689
Stock-based compensation expense	1,931	1,520	1,482
Impairment and other charges	416	—	16,634
Other — net	(35)	359	618
Changes in assets and liabilities:
Accounts receivable — customers	(1,773)	(2,687)	(2,230)
Unbilled revenue	1,108	3,093	(2,509)
Other accounts receivable	5,416	(2,139)	2,345
Receivables from the U.S. government	(3,196)	(3,789)	556
Materials and supplies	(2,278)	(909)	(267)
Prepayments and other current assets	(432)	2,198	(1,193)
Regulatory assets - supply cost balancing accounts	11,709	18,748	20,622
Other assets (including other regulatory assets)	(20,139)	(26,661)	(44,288)
Costs and estimated earnings in excess of billings on uncompleted contracts	(3,075)	918	(15,049)
Accounts payable	4,300	(2,953)	3,154
Income taxes receivable/payable	4,169	(14,544)	(2,678)
Billings in excess of costs and estimated earnings on uncompleted contracts	(17,673)	4,819	7,531
Accrued pension and other post-retirement benefits	5,954	1,647	(542)
Other liabilities	981	1,662	(11,144)
Net cash provided	101,494	80,167	53,764
Cash Flows From Investing Activities:
Capital expenditures	(68,104)	(80,281)	(79,050)
Proceeds from sale of CCWC	—	29,603	—
Proceeds from sale of property	68	144	820
Net cash used	(68,036)	(50,534)	(78,230)
Cash Flows from Financing Activities:
Proceeds from issuance of Common Shares, net of issuance costs	—	1,658	1,838
Proceeds from stock option exercises	13,295	2,350	857
Tax benefits from exercise of stock-based awards	890	336	111
Receipt of advances for and contributions in aid of construction	9,647	7,489	6,069
Refunds on advances for construction	(3,614)	(4,136)	(3,837)
Retirement or repayments of long-term debt	(8,303)	(22,380)	(701)
Proceeds from issuance of long-term debt, net of issuance costs	3,408	61,912	—
Net change in notes payable to banks	(2,000)	(58,900)	43,500
Dividends paid	(24,130)	(20,552)	(19,326)
Other	(480)	(292)	(236)
Net cash provided (used)	(11,287)	(32,515)	28,275
Net increase (decrease) in cash and cash equivalents	22,171	(2,882)	3,809
Cash and cash equivalents, beginning of year	1,315	4,197	1,685
Cash and cash equivalents, end of year	23,486	1,315	5,494
Less cash and cash equivalents of discontinued operations	—	—	1,297
Cash and cash equivalents of continuing operations	$23,486	$1,315	$4,197

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN STATE WATER COMPANY

BALANCE SHEETS

	December 31,
(in thousands)	2012	2011
Assets

Utility Plant, at cost
Water	$1,227,713	$1,187,556
Electric	77,653	73,825
	1,305,366	1,261,381
Less — accumulated depreciation	(437,949)	(410,644)
	867,417	850,737
Construction work in progress	45,720	41,208
Net utility plant	913,137	891,945

Other Property and Investments	11,590	9,626
	11,590	9,626
Current Assets
Cash and cash equivalents	22,578	—
Accounts receivable-customers, less allowance for doubtful accounts	19,491	19,332
Unbilled revenue	16,147	17,255
Inter-company receivable	2,508	785
Other accounts receivable, less allowance for doubtful accounts	6,377	7,755
Income taxes receivable from Parent	16,442	19,914
Materials and supplies	2,244	1,926
Regulatory assets — current	32,336	36,362
Prepayments and other current assets	4,162	3,710
Deferred income taxes — current	7,577	8,497
Total current assets	129,862	115,536

Regulatory and Other Assets
Regulatory assets	143,679	143,595
Other accounts receivable	1,445	1,838
Other	14,339	10,843
Total regulatory and other assets	159,463	156,276
Total Assets	$1,214,052	$1,173,383

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY

BALANCE SHEETS

	December 31,
(in thousands)	2012	2011
Capitalization and Liabilities

Capitalization
Common shareholder’s equity	$416,257	$384,806
Long-term debt	332,463	340,395
Total capitalization	748,720	725,201

Current Liabilities
Long-term debt — current	3,328	291
Accounts payable	27,292	31,227
Accrued other taxes	7,720	7,153
Accrued employee expenses	8,786	7,544
Accrued interest	3,909	3,938
Unrealized loss on purchased power contracts	3,060	7,611
Other	11,606	12,222
Total current liabilities	65,701	69,986

Other Credits
Advances for construction	70,781	72,371
Contributions in aid of construction — net	106,450	100,037
Deferred income taxes	142,082	128,815
Unamortized investment tax credits	1,881	1,972
Accrued pension and other post-retirement benefits	71,618	68,122
Other	6,819	6,879
Total other credits	399,631	378,196

Commitments and Contingencies (Notes 13 and 14)

Total Capitalization and Liabilities	$1,214,052	$1,173,383

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY

STATEMENTS OF CAPITALIZATION

	December 31,
(in thousands, except share data)	2012	2011
Common Shareholder’s Equity:
Common shares, no par value, Outstanding: 146 shares in 2012 and 2011	$231,480	$228,936
Earnings reinvested in the business	184,777	155,870
	416,257	384,806

Long-Term Debt
Notes/Debentures:
6.64% notes due 2013	1,100	1,100
6.80% notes due 2013	2,000	2,000
6.87% notes due 2023	5,000	5,000
7.00% notes due 2023	10,000	10,000
7.55% notes due 2025	—	8,000
6.81% notes due 2028	15,000	15,000
6.59% notes due 2029	40,000	40,000
7.875% notes due 2030	20,000	20,000
7.23% notes due 2031	50,000	50,000
6.00% notes due 2041	62,000	62,000
Private Placement Notes:
9.56% notes due 2031	28,000	28,000
5.87% notes due 2028	40,000	40,000
6.70% notes due 2019	40,000	40,000
Tax-Exempt Obligations:
5.50% notes due 2026	7,730	7,745
Variable Rate Obligation due 2014	6,000	6,000
State Water Project due 2035	4,453	4,559
Other Debt Instruments:
8.50% fixed rate obligation due 2012	—	133
Variable rate obligation due 2018	196	232
American Recovery and Reinvestment Act Obligation due 2033	4,259	851
Capital lease obligations	53	66
	335,791	340,686
Less: Current maturities	(3,328)	(291)
	332,463	340,395
Total Capitalization	$748,720	$725,201

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY

STATEMENTS OF INCOME

	For the years ended December 31,
(in thousands)	2012	2011	2010
Operating Revenues
Water	$305,898	$300,450	$291,617
Electric	37,033	36,275	35,799
Total operating revenues	342,931	336,725	327,416

Operating Expenses
Water purchased	54,010	47,530	46,865
Power purchased for pumping	8,355	8,598	9,113
Groundwater production assessment	14,732	13,550	11,473
Power purchased for resale	12,120	13,574	13,078
Supply cost balancing accounts	11,709	18,748	20,622
Other operation expenses	26,938	24,579	25,424
Administrative and general expenses	60,139	61,582	72,582
Depreciation and amortization	40,197	37,461	36,600
Maintenance	14,356	14,702	15,840
Property and other taxes	13,835	12,851	12,658
Net gain on sale of property	(65)	(128)	(640)
Total operating expenses	256,326	253,047	263,615

Operating Income	86,605	83,678	63,801

Other Income and Expenses
Interest expense	(22,609)	(23,292)	(21,215)
Interest income	1,293	801	1,914
Other	431	(394)	(307)
Total other income and expenses	(20,885)	(22,885)	(19,608)

Income from operations before income tax expense	65,720	60,793	44,193

Income tax expense	26,500	25,971	19,083

Net Income	$39,220	$34,822	$25,110

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY

STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY

	Common Shares		Earnings
	Number		Reinvested
	of		in the
(in thousands, except number of shares)	Shares	Amount	Business	Total

Balances at December 31, 2009	134	$195,821	$135,709	$331,530
Add:
Net income			25,110	25,110
Issuance of Common Shares to Parent	8	20,000		20,000
Tax benefit from employee stock-based awards		107		107
Compensation on stock based awards		1,148		1,148
Dividend equivalent rights on stock-based awards not paid in cash		73		73
Deduct:
Dividends on Common Shares			19,600	19,600
Dividend equivalent rights on stock-based awards			73	73

Balances at December 31, 2010	142	217,149	141,146	358,295
Add:
Net income			34,822	34,822
Issuance of Common Shares to Parent	4	10,000		10,000
Tax benefit from employee stock-based awards		336		336
Compensation on stock based awards		1,353		1,353
Dividend equivalent rights on stock-based awards not paid in cash		98		98
Deduct:
Dividends on Common Shares			20,000	20,000
Dividend equivalent rights on stock-based awards			98	98

Balances at December 31, 2011	146	228,936	155,870	384,806
Add:
Net income			39,220	39,220
Tax benefit from employee stock-based awards		895		895
Compensation on stock based awards		1,536		1,536
Dividend equivalent rights on stock-based awards not paid in cash		113		113
Deduct:
Dividends on Common Shares			10,200	10,200
Dividend equivalent rights on stock-based awards			113	113

Balances at December 31, 2012	146	$231,480	$184,777	$416,257

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY

STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(in thousands)	2012	2011	2010
Cash Flows From Operating Activities:
Net income	$39,220	$34,822	$25,110
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,046	39,921	38,843
Net gain on sale of property	(65)	(128)	(640)
Provision for doubtful accounts	1,668	859	1,041
Deferred income taxes and investment tax credits	14,713	13,805	6,688
Impairment and other charges	416	—	16,634
Stock-based compensation expense	1,667	1,345	1,139
Other — net	(107)	(137)	255
Changes in assets and liabilities:
Accounts receivable — customers	(1,773)	(2,687)	(2,209)
Unbilled revenue	1,108	3,093	(2,513)
Other accounts receivable	1,717	361	3,664
Materials and supplies	(318)	(147)	(100)
Prepayments and other assets	(452)	1,985	(757)
Regulatory assets - supply cost balancing accounts	11,709	18,748	20,622
Other assets (including other regulatory assets)	(20,056)	(26,693)	(44,266)
Accounts payable	(2,331)	1,093	(683)
Inter-company receivable/payable	277	482	(75)
Income taxes receivable/payable from/to Parent	3,472	(12,493)	(2,001)
Accrued pension and other post-retirement benefits	5,954	1,647	(542)
Other liabilities	1,035	1,678	(11,205)
Net cash provided	99,900	77,554	49,005

Cash Flows From Investing Activities:
Capital expenditures	(66,831)	(78,438)	(76,964)
Proceeds from sale of property	65	144	817
Net cash used	(66,766)	(78,294)	(76,147)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt, net of issuance costs	3,408	61,912	—
Tax benefits from exercise of stock-based awards	895	336	107
Proceeds from issuance of Common Shares to Parent	—	10,000	20,000
Receipt of advances for and contributions in aid of construction	9,647	7,489	5,944
Refunds on advances for construction	(3,614)	(4,136)	(3,712)
Retirement or repayments of long-term debt	(8,303)	(22,380)	(371)
Net change in inter-company borrowings	(2,000)	(33,785)	25,400
Common dividends paid	(10,200)	(20,000)	(19,600)
Other	(389)	(237)	(181)
Net cash provided (used)	(10,556)	(801)	27,587

Net increase (decrease) in cash and cash equivalents	22,578	(1,541)	445

Cash and cash equivalents, beginning of year	—	1,541	1,096

Cash and cash equivalents, end of year	$22,578	$—	$1,541

The accompanying notes are an integral part of these financial statements.

AMERICAN STATES WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

Nature of Operations: American States Water Company (“AWR”) is the parent company of Golden State Water Company (“GSWC”) and American States Utility Services, Inc. (“ASUS”) (and its subsidiaries, Fort Bliss Water Services Company (“FBWS”), Terrapin Utility Services, Inc. (“TUS”), Old Dominion Utility Services, Inc. (“ODUS”), Palmetto State Utility Services, Inc. (“PSUS”) and Old North Utility Services, Inc. (“ONUS”)).  AWR and its subsidiaries may be collectively referred to herein as “Registrant” or “the Company”.  The subsidiaries of ASUS may be collectively referred to herein as the “Military Utility Privatization Subsidiaries.” AWR was also the parent company of Chaparral City Water Company (“CCWC”) until the completion of the sale of CCWC on May 31, 2011.

GSWC is a public utility engaged principally in the purchase, production, distribution and sale of water in California serving approximately 256,000 water customers. GSWC also distributes electricity in several San Bernardino Mountain communities serving approximately 23,000 electric customers through its Bear Valley Electric Service (“BVES”) division. The California Public Utilities Commission (“CPUC”) regulates GSWC’s water and electric business, including properties, rates, services, facilities and other matters. AWR’s assets and operating income are primarily those of GSWC.

ASUS performs water and/or wastewater services and operations on a contract basis. Through its wholly-owned subsidiaries, ASUS has entered into agreements with the U.S. government to operate and maintain, and renew and replace the water and/or wastewater systems at various military bases pursuant to 50-year fixed-price contracts, which are subject to periodic price redeterminations and modifications for changes in circumstances, changes in laws and regulations and service requirement changes with respect to wages and fringe benefits to the extent provided in each of the contracts. At times, ASUS also performs construction of water and wastewater system infrastructures, of which a fixed-price contract is negotiated with the government or the third-party prime government contractor at the military base.  There is no direct regulatory oversight by the CPUC of the contracted services provided by ASUS or any of its wholly-owned subsidiaries.

Basis of Presentation:  The consolidated financial statements and notes thereto are being presented in a combined report being filed by two separate Registrants: AWR and GSWC. References in this report to “Registrant” are to AWR and GSWC, collectively, unless otherwise specified. Certain prior period amounts have been reclassified to conform to the 2012 financial statement presentation.

The consolidated financial statements of AWR include the accounts of AWR and its subsidiaries, all of which are wholly-owned. These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Inter-company transactions and balances have been eliminated in the AWR consolidated financial statements.  The operational results for the periods presented and the gain on disposal of CCWC are reported in discontinued operations, net of taxes and transaction costs.

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

AWR owns all of the outstanding common stock of GSWC and ASUS. ASUS owns all of the outstanding common stock of the Military Utility Privatization Subsidiaries.

Utility Accounting:  Registrant’s accounting policies conform to accounting principles generally accepted in the United States of America, including the accounting principles for rate-regulated enterprises, which reflect the ratemaking policies of the CPUC and the Federal Energy Regulatory Commission. GSWC has incurred various costs and received various credits reflected as regulatory assets and liabilities. Accounting for such costs and credits as regulatory assets and liabilities is in accordance with the guidance for accounting for the effects of certain types of regulation.  This guidance sets forth the application of accounting principles generally accepted in the United States of America for those companies whose rates are established by or are subject to approval by an independent third-party regulator.

Under such accounting guidance, rate regulated entities defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that those costs and credits will be recognized in the ratemaking process in a period different from the period in which they would have been reflected in income by an unregulated company. These regulatory assets and liabilities are then recognized in the income statement in the period in which the same amounts are reflected in the rates charged for service. The amounts included as regulatory assets and liabilities that will be collected over a period exceeding one year are classified as long-term assets and liabilities as of December 31, 2012 and 2011.

Property and Depreciation: GSWC capitalizes, as utility plant, the cost of construction and the cost of additions, betterments and replacements of retired units of property. Such cost includes labor, material and certain indirect charges. Water systems acquired are recorded at estimated original cost of utility plant when first devoted to utility service and the applicable accumulated depreciation is recorded to accumulated depreciation. The difference between the estimated original cost, less accumulated depreciation, and the purchase price, if recognized by the regulator, is recorded as an acquisition adjustment within utility plant. At December 31, 2012, utility plant includes a net credit acquisition adjustment of $8.8 million for GSWC, which is being amortized over approximately 30 years as permitted by the CPUC. Amortization of the acquisition adjustments totaled $374,000 for the years ended December 31, 2012, 2011 and 2010.

Depreciation is computed on the straight-line, remaining-life basis, group method, based on depreciable plant in accordance with the applicable ratemaking process. The aggregate composite rate for depreciation for GSWC’s water distribution unit approximated 3.7% for 2012 and 3.8% for 2011 and 2010, and approximately 3.6% for its electric unit for 2012 and 3.7% for  2011 and 2010.  Depreciation computed on GSWC’s transportation equipment is recorded in other operating expenses and totaled $1.8 million, $2.5 million and $2.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.  Expenditures for maintenance and repairs are expensed as incurred.  Replaced or retired property costs, including cost of removal, are charged to the accumulated provision for depreciation.  Property owned and depreciation recorded by ASUS and its subsidiaries are not material to Registrant’s financial statements.

Estimated useful lives of GSWC’s utility plant, as authorized by the CPUC, are as follows:

Source of water supply	30 years to 50 years
Pumping	25 years to 40 years
Water treatment	20 years to 35 years
Transmission and distribution	25 years to 55 years
Generation	40 years
Other plant	7 years to 40 years

Asset Retirement Obligations:  GSWC has a legal obligation for the retirement of its wells, which by law need to be properly capped at the time of removal.  As such, GSWC incurs asset retirement obligations.  GSWC records the fair value of a liability for these asset retirement obligations in the period in which they are incurred. When the liability is initially recorded, GSWC capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, GSWC either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Retirement costs have historically been recovered through rates subsequent to the retirement costs being incurred. Accordingly, GSWC’s asset retirement obligations are reflected as a regulatory asset. GSWC also reflects the gain or loss at settlement as a regulatory asset or liability on the balance sheet.

With regards to removal costs associated with certain other long-lived assets, such as water mains, distribution and transmission assets, asset retirement obligations have not been recognized as GSWC believes that it will not be obligated to retire these assets. There are no CPUC rules or regulations that require GSWC to remove any of its other long-lived assets. In addition, GSWC’s water pipelines are not subject to regulation by any federal regulatory agency. GSWC has franchise agreements with various municipalities in order to use the public right of way for utility purposes (i.e., operate water distribution and transmission assets), and if certain events occur in the future, could be required to remove or relocate certain of its pipelines. However, it is not possible to estimate an asset retirement amount since the timing and the amount of assets that may be required to be removed, if any, is not known.

Amounts recorded for asset retirement obligations are subject to various assumptions and determinations, such as determining whether a legal obligation exists to remove assets, and estimating the fair value of the costs of removal, when final removal will occur and the credit-adjusted risk-free interest rates to be utilized on discounting future liabilities. Changes that may arise over time with regard to these assumptions will change amounts recorded in the future. Estimating the fair value of the costs of removal were determined based on third party costs.

Impairment of Long-Lived Assets: Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable in accordance with accounting guidance for impairment or disposal of long-lived assets.  Registrant would recognize an impairment loss only if the carrying value amount of a long-lived asset is not recoverable from customer rates authorized by the CPUC.  Impairment loss is measured as the excess of the carrying value over the amounts recovered in customer rates.   During the years ended December 31, 2012 and 2010, an impairment loss was recorded in operating expenses as a result of the disallowance of certain capital costs by the CPUC as more fully discussed in Note 2.  For the year ended December 31, 2011, no impairment loss was recorded.

Goodwill:  At December 31, 2012 and 2011, AWR had approximately $1.1 million of goodwill included in “Other Property and Investments.”  The $1.1 million goodwill arose from ASUS’s 2008 acquisition of a subcontractor’s business.   In accordance with the accounting guidance for testing goodwill, AWR assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. During 2012, AWR’s assessment of qualitative factors did not indicate that an impairment had occurred for the current amount of $1.1 million in goodwill for ASUS.

Cash and Cash Equivalents: Cash and cash equivalents include short-term cash investments with an original maturity of three months or less. At times, cash and cash equivalent balances may be in excess of federally insured limits. Cash and cash equivalents are held with financial institutions with high credit standings.

Accounts Receivable:  Accounts receivable is reported on the balance sheet net of any allowance for doubtful accounts. The allowance for doubtful accounts is Registrant’s best estimate of the amount of probable credit losses in Registrant’s existing accounts receivable from its water and electric customers, and is determined based on historical write-off experience and the aging of account balances. Registrant reviews the allowance for doubtful accounts quarterly. Account balances are written off against the allowance when it is probable the receivable will not be recovered. When utility customers request extended payment terms, credit is extended based on regulatory guidelines, and collateral is not required. Other accounts receivable consist of amounts due from third parties (non-utility customers) for various reasons, including amounts due from contractors, amounts due under settlement agreements, and amounts due from the U.S. government or other third-party prime government contractors pursuant to contracts or modifications thereto or agreements to operate and maintain, and/or provide construction services for the water and/or wastewater systems at military bases. The allowance for these other accounts receivable is based on Registrant’s evaluation of the receivable portfolio under current conditions and a review of specific problems and such other factors that, in Registrant’s judgment, should be considered in estimating losses.  Allowances for doubtful accounts are more fully disclosed in Note 17.

Materials and Supplies: Materials and supplies are stated at the lower of cost or market. Cost is computed using average cost.

Interest: Interest incurred during the construction of capital assets has generally not been capitalized for financial reporting purposes as such policy is not followed in the ratemaking process. Interest expense is generally recovered through the regulatory process.  However, in December 2010 as part of the final decision on the Region I general rate case, the CPUC authorized approximately $18.5 million of capital projects to be filed for revenue recovery with advice letters when those projects are completed. During the time that such projects are under development and construction, GSWC may accrue an allowance for funds used during construction (“AFUDC”) on the incurred expenditures to offset the cost of financing project construction. The advice letter projects are expected to be done over a two to three year period. For the year ended December 31, 2012, GSWC recorded $299,000 in AFUDC related to these projects, based on a weighted cost of capital of 8.64% as approved by the CPUC in the cost of capital proceeding effective January 1, 2012. Amounts recorded in 2011 and 2010 were immaterial.

Water and Electric Operating Revenues: GSWC records water and electric utility operating revenues when the service is provided to customers. Revenues include amounts billed to customers on a cycle basis based on meter reading for services provided and unbilled revenues representing estimated amounts to be billed for usage from the last meter reading date to the end of the accounting period. The unbilled revenues are based on historic customer usage to estimate unbilled usage.  Flat-rate customers are billed in advance at the beginning of the service period. Revenue from flat-rate customers is deferred and adjustments are calculated to determine the revenue related to the applicable period.

Alternative-Revenue Programs:  The CPUC granted GSWC the authority to implement revenue decoupling mechanisms. With the adoption of the CPUC approved Water Revenue Adjustment Mechanism (“WRAM”) and the Base Revenue Requirement Adjustment Mechanism (“BRRAM”), GSWC records the difference between the adopted level of volumetric revenues as authorized by the CPUC for metered accounts (volumetric revenues) and the actual volumetric revenues recovered in customer rates.  If this difference results in an undercollection of revenues, GSWC records the additional revenue only to the extent that they are expected to be collected within 24 months following the year in which they are recorded, in accordance with the accounting guidance for alternative-revenue programs.

Other Operating Revenues:  Revenues from ASUS contract operations and maintenance agreements are recognized on a monthly basis when services have been rendered to the customers under such agreements. Revenues from firm, fixed-price construction contracts are recognized based on the percentage-of-completion method of accounting.  In accordance with GAAP, revenue recognition under the percentage-of-completion method requires ASUS to estimate the progress toward completion on a contract in terms of efforts (such as costs incurred) or in terms of results achieved (such as units

constructed).   These approaches are used because management considers them to be the best available measure of progress on these contracts. Revenues from cost-plus-profit contracts of ASUS are recognized on the basis of costs incurred during the period plus the profit earned, measured by the cost-to-cost method.

Construction costs for ASUS include all direct material and labor costs charged by subcontractors and those indirect costs related to contract performance, such as indirect labor, supplies, and tools. The factors considered in including such costs in revenues and expenses are that ASUS and/or its subsidiaries: (i) are the primary obligor in these arrangements with the U.S. government and the third party prime contractors; (ii) have latitude in establishing pricing, and (iii) bear credit risk in the collection of receivables.  Administrative and general costs are charged to expense as incurred.  Precontract costs for ASUS, which consist of design and engineering labor costs, are deferred if they are probable of recovery and are expensed as incurred if they are not probable of recovery.  Deferred precontract costs have been immaterial to date. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

Changes in job performance, job conditions, change orders and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income for ASUS and are recognized in the period in which the revisions are determined.

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts,” represents revenues recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenues recognized.  Amounts expected to be earned/collected in the next 12-months have been classified as current.

Debt Issuance Costs and Redemption Premiums: Original debt issuance costs are capitalized and amortized over the lives of the respective issues. Premiums paid on the early redemption of debt, which is reacquired through refunding, are deferred and amortized over the life of the debt issued to finance the refunding as Registrant normally receives recovery of these costs in rates.  In 2012 and 2011, GSWC redeemed certain long term debt (see Note 9 Long-Term Debt).

Advances for Construction and Contributions in Aid of Constructions: Advances for construction represent amounts advanced by developers for the cost to construct water system facilities in order to extend water service to their properties. Advances are generally refundable in equal annual installments, generally over 40 years. In certain instances, GSWC makes refunds on these advances over a specific period of time based on operating revenues related to the main or as new customers are connected to receive service from the main.  Utility plant funded by advances and contributions is excluded from rate base.  Generally, GSWC depreciates contributed property and amortizes contributions in aid of construction at the composite rate of the related property. Contributions in aid of construction are similar to advances, but require no refunding.

Fair Value of Financial Instruments: For cash and cash equivalents, accounts receivable, accounts payable and short-term debt, the carrying amount is assumed to approximate fair value due to the short-term nature of the amounts. The table below estimates the fair value of long-term debt issued by GSWC. Rates available to GSWC at December 31, 2012 and 2011 for debt with similar terms and remaining maturities were used to estimate fair value for long-term debt. Changes in the assumptions will produce differing results.

	2012		2011
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt—GSWC	$335,791	$456,792	$340,686	$437,275

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

Publicly issued notes, private placement notes and other long-term debt are measured using current U.S. corporate bond yields for similar debt instruments and are classified as Level 2. The following tables set forth by level, within the fair value hierarchy, GSWC’s long-term debt measured at fair value as of December 31, 2012:

(dollars in thousands)	Level 1	Level 2	Level 3	Total
Long-term debt—GSWC	—	$456,792	—	$456,792

Stock Awards: AWR has issued stock awards to its employees under the 2000 Stock Incentive Plan, or 2000 Employee Plan, and the 2008 Stock Incentive Plan, or 2008 Employee Plan, and to directors under the 2003 Non-Employee Directors Stock Plan, or 2003 Directors Plan.   Registrant applies the provisions in the accounting guidance for share-based payments in accounting for all of its stock-based awards. See Note 12 for further discussion.

Sales and Use Taxes:  GSWC bills certain sales and use taxes levied by state or local governments to its customers. Included in these sales and use taxes are franchise fees, which GSWC pays to various municipalities (based on ordinances adopted by these municipalities) in order to use public right of way for utility purposes. GSWC bills these franchise fees to its customers based on a CPUC-authorized rate(s). These franchise fees, which are required to be paid regardless of GSWC’s ability to collect from the customer, are accounted for on a gross basis. GSWC’s franchise fees billed to customers and recorded as operating revenue were approximately $3.4 million, $3.2 million and $3.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. When GSWC acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis.

Depending on the state in which the operations are conducted, the Military Utility Privatization Subsidiaries are also subject to certain state non-income tax assessments generally computed on a “gross receipts” or “gross revenues” basis.  These non-income tax assessments are required to be paid regardless of the Military Utility Privatization Subsidiaries’ ability to be reimbursed by the U.S. government or the third party prime government contractors.  The non-income tax assessments are accounted for on a gross basis and totaled $717,000, $718,000 and $890,000 during the years ended December 31, 2012, 2011 and 2010, respectively.

Recently Issued Accounting Pronouncements:  The following accounting standards issued by the Financial Accounting Standards Board (“FASB”) did not or are not expected to have any impact on Registrant’s consolidated financial statements:

Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). Under ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity will be required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  ASU 2011-05 was effective for fiscal years beginning on or after December 15, 2011 and did not have any impact on Registrant’s consolidated financial statements.

Accounting Standards Update No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). Under ASU 2011-08, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performing the two-step impairment test is not required. The guidance does not change how an entity measures a goodwill impairment loss, and is therefore not expected to affect the information reported to users of an entity’s financial statements.  The adoption of this update did not have any impact on Registrant’s results of operations, financial position or cash flows.

Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). The ASU 2011-11 amendments require companies to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2011-11 is required to be applied retrospectively for all prior periods presented and is effective for annual periods for fiscal years beginning on or after January 1, 2013, and interim periods within those annual fiscal years. Registrant does not expect the adoption of this standard to have a material impact on its consolidated results of operations and financial condition.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on Registrant’s consolidated financial statements upon adoption.

Note 2 — Regulatory Matters

In accordance with accounting principles for rate-regulated enterprises, Registrant records regulatory assets, which represent probable future recovery of costs from customers through the ratemaking process, and regulatory liabilities, which represent probable future refunds that are to be credited to customers through the ratemaking process. At December 31, 2012, Registrant had approximately $78.5 million of regulatory assets, net of regulatory liabilities not accruing carrying costs. Of this amount, $52.6 million relates to the underfunded positions of the pension and other post-retirement obligations, $16.4 million relates to deferred income taxes representing accelerated tax benefits flowed through to customers, which will be included in rates concurrently with recognition of the associated future tax expense, and $3.1 million relates to a memorandum account authorized by the CPUC to track unrealized gains and losses on GSWC’s purchased power contracts over the life of the contract. The remainder relates to other items that do not provide for or incur carrying costs. Regulatory assets, less regulatory liabilities, included in the consolidated balance sheets are as follows:

	December 31,
(dollars in thousands)	2012	2011
GSWC
Water Revenue Adjustment Mechanism, net of Modified Cost Balancing Account	$42,574	$39,112
Base Revenue Requirement Adjustment Mechanism	6,833	4,053
Electric supply cost balancing account	5,558	8,347
Costs deferred for future recovery on Aerojet case	16,030	17,173
Pensions and other post-retirement obligations (Note 11)	56,894	56,960
Derivative unrealized loss (Note 4)	3,060	7,611
Flow-through taxes, net (Note 10)	16,415	17,032
Asset retirement obligations (Note 3)	2,781	2,793
Low income rate assistance balancing accounts	9,119	6,194
Other regulatory assets	24,309	33,173
Various refunds to customers	(7,558)	(12,491)
Total	$176,015	$179,957

Alternative-Revenue Programs:

Under the WRAM, GSWC records the difference between the adopted level of volumetric revenues as authorized by the CPUC for metered accounts (adopted volumetric revenues) and the actual volumetric revenues recovered in customer rates.  While the WRAM tracks volumetric-based revenues, the revenue requirements approved by the CPUC include service charges, flat rate charges, and other items that are not subject to the WRAM. The adopted volumetric revenues consider the seasonality of consumption of water based upon historical averages. The variance between adopted volumetric revenues and actual billed volumetric revenues for metered accounts is recorded as a component of revenue with an offsetting entry to an asset or liability balancing account (tracked individually for each rate making area). The variance amount may be positive or negative and represents amounts that will be billed or refunded to customers in the future.  The WRAM only applies to customer classes with conservation rates in place.  Currently, the majority of GSWC’s water customers have conservation rate structures.

Under the Modified Cost Balancing Account (“MCBA”), GSWC tracks adopted expense levels for purchased water, purchased power and pump taxes, as established by the CPUC. Variances (which include the effects of changes in both rate and volume) between adopted and actual purchased water, purchased power, and pump tax expenses are recorded as a component of the MCBA to be recovered from or refunded to GSWC’s customers at a later date. This is reflected with an offsetting entry to an asset or liability balancing account (tracked individually for each rate-making area).  Unlike the WRAM, the MCBA applies to all customer classes.

The recovery or refund of the WRAM is netted against the MCBA over- or undercollection for the corresponding rate-making area and is interest bearing at the current 90-day commercial paper rate. For the year ended December 31, 2012, surcharges of $19.6 million were billed to customers to decrease previously incurred undercollections in the WRAM, net of MCBA accounts.  For the year ended December 31, 2012, GSWC recorded a $21.1 million undercollection in the WRAM account, net of the MCBA.  GSWC intends to file with the CPUC for recovery of this balance during the first quarter of 2013.  As of December 31, 2012, GSWC has a net aggregated regulatory asset of $42.6 million which is comprised of a $61.9 million undercollection in the WRAM accounts and $19.3 million over-collection in the MCBA accounts.

As required by the accounting guidance for alternative revenue programs, GSWC is required to collect its WRAM, net of its MCBA, within 24 months following the year in which they are recorded.  In September 2010, GSWC, along with other California water utilities, filed an application with the CPUC to modify the recovery period of its WRAM and MCBA to 18 months or less.  In April 2012, the CPUC issued a final decision which, among other things, sets the recovery period for under-collected balances that are up to 15% of adopted annual revenues at 18 months or less.  For under-collected balances greater than 15%, the recovery period is 19 to 36 months. GSWC does not currently have any balances over 15% of adopted annual revenues. In May 2012, pursuant to the decision, GSWC revised the amortization periods for the 2011 WRAM balances, which had ranged between 12 and 36 months, to 18 months or less using these new guidelines.  All of the 2012 WRAM balances are expected to be recovered over 18 months or less.

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

For BVES, the CPUC approved the Base Revenue Requirement Adjustment Mechanism, which adjusts certain revenues to adopted levels.  In June 2012, the CPUC approved surcharges for recovery of BVES’ 2011 BRRAM balance. The CPUC approved a 36-month surcharge, with the amounts collected through December 2013 to be applied to the 2011 BRRAM undercollection.  Surcharges collected during the remainder of the 36-month period would be for recovery of a $1.6 million increase in the BVES revenue requirement representing the difference between the allocated general office costs authorized by the CPUC in its November 2010 decision on the Region II, Region III and general office rate case, and what was then in BVES’ rates for allocated general office costs.  As authorized by the CPUC, the $1.6 million was combined in the BRRAM for recovery through the surcharge; however, these costs are not considered an alternative revenue program.

For the year ended December 31, 2012, BVES recorded a $2.3 million undercollection in the BRRAM.  BVES intends to file with the CPUC for recovery of this balance during the second quarter of 2013.

Electric Supply Cost Balancing Account:

Electric power costs incurred by BVES are charged to its electric supply cost balancing account. The undercollection in the electric supply cost balancing account is $5.6 million at December 31, 2012.  This balance is comprised of $458,000 for changes in purchased energy and power system delivery costs including interest, further discussed below.  The remaining $5.1 million in the electric supply cost balancing account relates to the tariff charged to GSWC by Southern California Edison (“Edison”) for the abandonment of a transmission line upgrade, also discussed below.

Changes in purchased energy and power system delivery costs as compared to authorized rates of $77 per megawatt-hour (“MWh”) reduced the electric supply cost balancing account by $2.8 million as of December 31, 2012. The main product under BVES’ purchased power contract executed in 2008 provides for 13 megawatts (“MWs”) of electric energy at a fixed-price of $67.90 per MWh during 2012.  The reduction in the actual price of purchased power as compared to the authorized rate of $77 per MWh helps decrease the under-collected balance in the electric supply cost balancing account.

Charges to GSWC by Edison associated with the transportation of energy over Edison’s power system and the abandonment of a transmission line upgrade have increased under Edison’s tariff to levels that exceed the amounts authorized by the CPUC in BVES’ retail power rates to its customers. The incremental cost increase to GSWC from the tariff for the abandonment of a transmission line upgrade, which is not currently included in rates, is approximately $38,000 per month.  The incremental cost of $5.1 million not included in rates have been included in the balancing account at December 31, 2012 and are included in the pending BVES rate case filed with the CPUC in February 2012. Other components, such as interest accrued on the cumulative under-collected balance and power lost during transmission, also affect the balance of the electric supply cost balancing account.

In addition, the CPUC authorized GSWC to collect a surcharge from its customers of 2.2¢ per kilowatt hour, to enable GSWC to recover the undercollection recorded in the electric supply cost balancing account.  GSWC has requested an extension of the surcharge, which expired in December 2012, in its pending BVES rate case.

Costs Deferred for Future Recovery:

In 1999, GSWC sued Aerojet-General Corporation (“Aerojet”) for contaminating the Sacramento County Groundwater Basin, which affected certain GSWC wells. On a related matter, GSWC also filed a lawsuit against the State of California (the “State”). The CPUC authorized memorandum accounts to allow for recovery, from customers, of costs incurred by GSWC in prosecuting the cases against Aerojet and the State, less any recovery from the defendants or others.  In July 2005, the CPUC authorized GSWC to recover approximately $21.3 million of the Aerojet litigation memorandum account, through a rate surcharge, which will continue for no longer than 20 years. Beginning in October 2005, new rates went into effect to begin amortizing the memorandum account over a 20-year period.  GSWC will keep the Aerojet memorandum account open until the earlier of full amortization of the balance or 20 years.  However, no costs will be added to the memorandum account, other than on-going interest charges approved in the CPUC decision.

Although GSWC was authorized by the CPUC to receive recovery of the costs included in the Aerojet litigation memorandum account, Aerojet has also agreed to reimburse GSWC $17.5 million, plus interest accruing from January 1, 2004, for GSWC’s past legal and expert costs, which is included in the Aerojet litigation memorandum account. However, the reimbursement of the $17.5 million is contingent upon the issuance of land use approvals for development in a defined area within Aerojet property in Eastern Sacramento County and the receipt of certain fees in connection with such development.  It is management’s intention to offset certain proceeds from the housing development by Aerojet in this area, pursuant to the settlement agreement, against the balance in this litigation memorandum account.  At this time, management believes the full balance of the Aerojet litigation memorandum account will be collected either from customers or Aerojet.

Pensions and Other Postretirement Obligations:

A regulatory asset has been recorded at December 31, 2012 and 2011 for the costs that would otherwise be charged to “other comprehensive income” within shareholders’ equity for the underfunded status of Registrant’s pension and other postretirement benefit plans because the cost of these plans have historically been recovered through rates.  As more fully discussed in Note 11, as of December 31, 2012, Registrant’s underfunded position for these plans that have been recorded as a regulatory asset totaled $52.6 million.  Registrant expects this regulatory asset to be recovered through rates in future periods.

On November 19, 2010, the CPUC issued a final decision on the Region II, Region III and general office rate case.  Among other things, the decision authorized GSWC to establish a two-way balancing account, effective January 1, 2010, for its three water regions and the general office to track differences between the forecasted annual pension expenses adopted in rates for 2010, 2011 and 2012 and the actual annual expense to be recorded by GSWC in accordance with the accounting guidance for pension costs.  The two-way balancing account is interest bearing at the current 90-day commercial paper rate. As of December 31, 2012, GSWC has included a $4.3 million undercollection in the two-way pension balancing account. As part of GSWC’s pending water rate case with the CPUC, GSWC has requested a surcharge to recover the undercollection and to continue the two-way pension balancing account for years 2013 through 2015.

Low Income Balancing Accounts:

This regulatory asset reflects primarily the costs of implementing and administering the California Alternate Rates for Water program in GSWC’s water regions and the California Alternate Rate for Energy program in GSWC’s BVES division. These programs mandated by the CPUC provide a discount of a fixed dollar amount which is intended to represent a 15% discount based on a typical customer bill for qualified low-income water customers and 20% for qualified low-income electric customers. GSWC accrues interest on its low income balancing accounts at the prevailing rate for 90-day commercial paper.  As part of GSWC’s pending water rate case with the CPUC, new surcharges are expected to be implemented to recover amounts included in the low income balancing accounts.  As of December 31, 2012, there is an aggregate $9.1 million undercollection in the low income balancing accounts.

Other Regulatory Assets:

Other regulatory assets represent costs incurred by GSWC for which it has received or expects to receive rate recovery in the future.  In determining the probability of costs being recognized in other periods, GSWC considers regulatory rules and decisions, past practices, and other facts or circumstances that would indicate if recovery is probable.  If the CPUC determined that a portion of GSWC’s assets were not recoverable in customer rates, GSWC would be required to determine if it had suffered an asset impairment that would require a write-down in the assets’ valuation.

Refunds to Customers:

CPUC Subpoena

In December 2011, the CPUC issued a final decision on its investigation of certain work orders and charges paid to a specific contractor used previously for numerous construction projects.  The decision provides for refunds to customers totaling $9.5 million to be made over a period of 12-36 months, as well as a reduction in rate-base and other rate adjustments totaling $3.0 million.   Refunds totaling $3.2 million were made to customers during the year ended December 31, 2012.

As a result of the CPUC final decision on this investigation, management does not expect additional refunds to be assessed related to this specific contractor.  However, as part of the CPUC decision, GSWC agreed to be subject to three separate independent audits of its procurement practices over a period of ten years from the date the settlement was approved by the CPUC.  The audits will cover GSWC’s procurement practices related to contracts with other contractors from 1994 forward and could result in further disallowances of costs.  The cost of the audits will be borne by shareholders and may not be recovered by GSWC in rates to customers. At this time, management cannot predict the outcome of these audits or determine the estimated loss or range of loss, if any, resulting from these audits.

Other Regulatory Matters:

CPUC Rehearing Matter:

In July 2011, the CPUC issued an order granting the Division of Ratepayer Advocates’ (“DRA’s”) request to rehear certain issues from the Region II, Region III and general office rate case approved in November 2010.  Among the issues in the rehearing is the La Serena plant improvement project included in rate base totaling approximately $3.5 million.  As a result of the CPUC’s decision in November 2010, GSWC had recorded a pretax charge of $2.2 million during 2010, which included the disallowance of a portion of the La Serena capital costs and the related revenues earned on those capital costs that will be refunded to customers.  In January 2013, GSWC and DRA began settlement discussions to resolve all the issues in the rehearing.  A settlement agreement, if reached, would be subject to CPUC approval.  However, as a result of these settlement discussions, GSWC recorded an additional pretax charge of $416,000 for 2012, representing disallowed plant improvement project costs and related revenues earned on those costs that it expects will be refunded to customers based upon the terms of the settlement being discussed. A settlement, if finalized and approved, would resolve all issues arising from the rehearing.

BVES General Rate Case

In February 2012, BVES filed its general rate case (“GRC”) for new rates in years 2013 through 2016.  In August 2012, DRA issued its report on the GRC.  Included in DRA’s recommendations is a $2.0 million retroactive ratemaking proposal to increase BVES’ accumulated depreciation balance to reflect adopted depreciation expense for the years 2009 through 2012 rather than actual depreciation expense as recorded in compliance with GAAP.  DRA also recommends that one-half of deferred rate case costs be borne by shareholders, rather than entirely by customers, as has been authorized by the CPUC in prior rate cases.  As of December 31, 2012, GSWC has a $2.3 million regulatory asset representing deferred rate case costs for the current BVES general rate case, which the CPUC has historically allowed utilities to recover. Hearings on the GRC, including these matters, were held in September 2012.  If DRA prevails, GSWC may be required to record a charge to adjust accumulated depreciation and to write-off half of its deferred rate case costs. GSWC believes DRA’s recommendations are without merit and intends to vigorously defend its positions.  However, at this time, GSWC is unable to predict the final outcome of these matters which are expected to be resolved in the pending rate case.

Renewables Portfolio Standard

BVES has been regularly filing compliance reports with the CPUC regarding its purchases of energy from renewable energy resources to meet California’s renewables portfolio standards (“RPS”).  Previous filings under prior RPS laws had indicated that BVES had not achieved annual target purchase levels of renewable energy resources and thus, on its face, might be subject to a potential penalty.  However, a new RPS law went into effect in December 2011 which changed, among other things, the prior RPS requirement based upon annual procurement targets to multi-year procurement targets.  Under the new RPS law, BVES must procure sufficient RPS-eligible resources to meet: (i) any RPS procurement requirement deficit for any year prior to 2011, and (ii) RPS procurement requirements for the 2011 — 2013 compliance period by no later than December 31, 2013.  BVES’ latest RPS reports under the new law were submitted to the CPUC in December 2012, and did not reflect any RPS procurement deficiencies nor any potential or actual penalties.  Accordingly, no provision for loss has been recorded in the financial statements as of December 31, 2012.

In December 2012, GSWC entered into a ten-year agreement with a third party to purchase renewable energy credits (“RECs”). Under the terms of the agreement, which is subject to CPUC approval, GSWC would purchase approximately 582,000 RECs over a ten-year period which would be used towards meeting the CPUC’s RPS procurement requirements.  In February 2013, GSWC filed for CPUC approval of this agreement.

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

In September 2009, GSWC negotiated a ten-year contract with the Los Angeles County Sanitation District (“LACSD”) to purchase renewable energy created from landfill gas. In February 2011, LACSD notified GSWC that it intended to shut down the landfill gas generator. In August 2011, GSWC and LACSD negotiated a settlement to resolve a dispute between the parties regarding certain terms of the contract.  Under the terms of the settlement, GSWC agreed to waive its right to a 14 month termination notice and LACSD agreed to sell RECs to GSWC. In November 2011, GSWC filed for CPUC approval for the purchase of these RECs and in July 2012, the CPUC approved the purchase.  BVES intends to apply these RECS towards either its pre-2011 renewable energy requirements or its 2011-2013 requirements, both of which are required to be met by no later than December 31, 2013.  The RECs were purchased for approximately $325,000 during the third quarter of 2012 and recorded as an asset which will be included as part of the electric supply cost balancing account when the RECs are applied towards the RPS requirements.

Cost of Capital Proceeding for Water Regions:

In July 2012, the CPUC issued a final decision on GSWC’s water cost of capital proceeding filed in May 2011. The decision approved the settlement agreement entered into between GSWC, along with three other California water utilities, and DRA in November 2011.  The approved settlement authorizes a Return on Equity (“ROE”) of 9.99% and a rate-making capital structure for GSWC of 55% equity and 45% debt. The weighted cost of capital (return on rate base), with an updated embedded debt cost and the settlement ROE, is 8.64%. The new rate of return authorized by the CPUC’s final decision was implemented into water rates retroactive to January 1, 2012. Among other things, the final decision required GSWC to refund to customers approximately $408,000, representing the settled amount included in the interest rate balancing account.  For the year ended December 31, 2012, GSWC refunded this to customers through a one-time surcredit.

The CPUC decision also authorized GSWC to continue the Water Cost of Capital Mechanism (“WCCM”).  The WCCM adjusts ROE and rate of return on rate base between the three-year cost of capital proceedings only if there is a positive or negative change of more than 100 basis points in the average of the Moody’s Aa utility bond rate as measured over the period October 1 through September 30.  If the average Moody’s rate for this period changes by over 100 basis points from the benchmark, the ROE will be adjusted by one half of the difference. For the period October 1, 2011 through September 30, 2012, the Moody’s rate declined by 112 basis points from the benchmark. As a result, in October 2012, GSWC filed an advice letter to lower its water ROE by 56 basis points, from 9.99% to 9.43%, which will be incorporated in the new 2013 water rates, once the CPUC issues its final decision on the pending GRC.

Changes in Tax Law

The Small Business Jobs Act of 2010 and the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 (“Tax Relief Acts”) extended 50% bonus depreciation for qualifying property through 2012 and created 100% bonus depreciation for qualifying property placed in service between September 9, 2010 and December 31, 2011.

In June 2011, the CPUC adopted a resolution that requires water utilities to file advice letters implementing a one-way memorandum account to track the revenue effects associated with the Tax Relief Acts. This may result in a reduction in revenue requirements in future rate case proceedings. The effective date of the memorandum account established by the resolution was April 14, 2011.  More specifically, the memorandum account established by the resolution tracks on a CPUC-jurisdictional, revenue-requirement basis: (a) decreases in each impacted utility’s revenue requirement resulting from increases in its deferred tax reserve, and (b) other direct changes in the revenue requirement resulting from taking advantage of the Tax Relief Acts. This resolution also authorizes impacted utilities to use savings from this new tax law to invest in certain additional, needed utility infrastructure, not otherwise funded in rates, within a time frame shorter than would be practicable through the formal application or advice letter processes. The establishment of a memorandum account does not change rates, nor guarantee that rates will be changed in the future. This mechanism simply allows the CPUC to determine at a future date whether rates should be changed. GSWC has evaluated the potential impact of this resolution and does not expect it to have a material impact on its consolidated financial statements. However, at this time, GSWC cannot predict the outcome of this resolution or determine its potential impact, if any, on future rates.

Note 3 — Utility Plant and Intangible Assets

The following table shows Registrant’s utility plant utilized in continuing operations by major asset class:

	GSWC		AWR
	December 31,		December 31,
(dollars in thousands)	2012	2011	2012	2011
Water
Land	$15,357	$15,215	$15,357	$15,215
Intangible assets	33,731	33,103	33,750	33,122
Source of water supply	72,020	69,020	72,020	69,020
Pumping	142,586	138,912	142,586	138,912
Water treatment	63,738	65,034	63,738	65,034
Transmission and distribution	796,973	768,405	796,973	768,405
General	103,308	97,867	112,206	104,579
	1,227,713	1,187,556	1,236,630	1,194,287
Electric
Transmission and distribution	56,757	52,651	56,757	52,651
Generation	12,547	12,547	12,547	12,547
General (1)	8,349	8,627	8,349	8,627
	77,653	73,825	77,653	73,825

Less — accumulated depreciation	(437,949)	(410,644)	(442,316)	(413,836)
Construction work in progress	45,720	41,208	45,824	42,224
Net utility plant	$913,137	$891,945	$917,791	$896,500

(1)         Includes intangible assets of $1.2 million for studies performed in association with the electricity segment of the Registrant’s continuing operations for the years ended December 31, 2012 and 2011.

As of December 31, 2012 and 2011, intangible assets consist of the following:

	Weighted Average Amortization	GSWC December 31,		AWR December 31,
(dollars in thousands)	Period	2012	2011	2012	2011
Intangible assets:
Conservation	18 years	$9,496	$9,916	$9,496	$9,916
Water and water service rights	25 years	8,124	8,124	8,695	8,695
Water planning studies	11 years	16,945	15,897	16,945	15,897
Total amortized intangible assets		34,565	33,937	35,136	34,508
Less — accumulated amortization		(20,656)	(18,522)	(20,715)	(18,569)
Intangible assets, net of amortization		$13,909	$15,415	$14,421	$15,939

Intangible assets not subject to amortization:		$409	$409	$427	$427

The intangible assets not subject to amortization primarily consist of organization and consent fees.

For the years ended December 31, 2012, 2011 and 2010, amortization of intangible assets was $2.4 million, $2.5 million and $2.5 million, respectively, for AWR and GSWC.  Estimated future consolidated amortization expenses related to intangible assets for the succeeding five years are (in thousands):

Amortization Expense
2013	$2,166
2014	2,084
2015	1,755
2016	1,689
2017	1,473
Total	$9,167

There is no material difference between the consolidated operations of AWR and the operations of GSWC in regards to the future amortization expense of intangible assets.

Asset Retirement Obligations:

The following is a reconciliation of the beginning and ending aggregate carrying amount of the asset retirement obligations, which is included in “Other Credits” on the balance sheets as of December 31, 2012 and 2011:

(dollars in thousands)	GSWC
Obligation at December 31, 2010	$2,910
Additional liabilities incurred	3
Liabilities settled	(122)
Accretion	198
Obligation at December 31, 2011	$2,989
Additional liabilities incurred	48
Liabilities settled	(209)
Accretion	190
Obligation at December 31, 2012	$3,018

Registrant follows the accounting guidance for asset retirement obligations.  Because retirement costs have historically been recovered through rates at the time of retirement, upon implementing this guidance, the cumulative effect of the adoption of the authoritative guidance was reflected as a regulatory asset.

Note 4 — Derivative Instruments

GSWC’s BVES division purchases power at a fixed cost, under a purchased power contract, depending on the amount of power and the period during which the power is purchased under the contract.  The contract is subject to the accounting guidance for derivatives and requires mark-to-market derivative accounting.   The CPUC has authorized GSWC to establish a regulatory asset and liability memorandum account to offset the entries required by the accounting guidance.  Accordingly, all unrealized gains and losses generated from the purchased power contract are deferred on a monthly basis into a non-interest bearing regulatory memorandum account that will track the changes in fair value of the derivative throughout the term of the contract.

As of December 31, 2012 there was a $3.1 million cumulative unrealized loss which has been included in the memorandum account.  The unrealized loss did not impact GSWC’s earnings. In January 2012, GSWC executed a new purchase power master agreement. The agreement is subject to CPUC approval and, if approved, would enable GSWC to purchase 12 megawatts (“MWs”) of base load energy at a fixed-price which will be negotiated upon CPUC approval of the agreement. GSWC plans to file for approval of the agreement with the CPUC in 2013 and will also request a regulatory asset and liability memorandum account for the new contract to offset the entries required by the accounting guidance on derivatives.

As previously discussed in Note 1, the accounting guidance for fair value measurements establishes a framework for measuring fair value and requires fair value measurements to be classified and disclosed in one of three levels. Registrant’s valuation model utilizes various inputs that include quoted market prices for energy over the duration of the contract. The market prices used to determine the fair value for this derivative instrument were estimated based on independent sources such as broker quotes and publications that are not observable in or corroborated by the market.  Registrant receives one broker quote to determine the fair value of its derivative instrument.  When such inputs have a significant impact on the measurement of fair value, the instrument is categorized in Level 3. Accordingly, the valuation of the derivative on Registrant’s purchased power contract has been classified as Level 3 for all periods presented.

The following table presents changes in the fair value of GSWC’s derivatives for the years ended December 31, 2012 and 2011.

(dollars in thousands)	2012	2011
Balance, at beginning of the period	$(7,611)	$(6,850)
Unrealized gain (loss) on purchased power contracts	4,551	(761)
Balance, at end of the period	$(3,060)	$(7,611)

Note 5 — Military Privatization

Under the economics of the agreements with the U.S. government, each of the Military Utility Privatization Subsidiaries should recover 100% of its investment in the assets of the water and/or wastewater systems acquired at the time of execution of the applicable 50-year service contract for each of the military bases. A capital investment recovery charge in an amount equal to the payments due under the purchase obligation is paid to the Military Utility Privatization Subsidiaries by the U.S. government as a result of the purchase of the systems. Accordingly, Registrant recorded the purchase price obligation as a liability with an offsetting receivable of the same amount recorded against the liability, therefore, not impacting Registrant’s financial position.

The amounts charged by the Military Utility Privatization Subsidiaries for water and wastewater services at the respective military bases are based upon the terms of the 50-year contracts between the Military Utility Privatization Subsidiaries and the U.S. government. Under the terms of these agreements, the Military Utility Privatization Subsidiaries agreed to operate and maintain the water and/or wastewater systems at the respective bases for: (i) a monthly net fixed-price for operation and maintenance, and (ii) an amount to cover renewals and replacements, both for the first two years of the contract.  Under the terms of each of these contracts, prices are to be redetermined at the end of the initial two year period and every three years thereafter. In addition, prices may be equitably adjusted for changes in law and other circumstances.  These adjustments can be retrospective and/or prospective.  The Military Utility Privatization Subsidiaries have experienced delays in obtaining price redeterminations and equitable adjustments as required by the terms of these contracts.

Each of the contracts may be subject to termination, in whole or in part, prior to the end of the 50-year term for convenience of the U.S. government or as a result of default or nonperformance by the Military Utility Privatization Subsidiaries.  In either event, each of the Military Utility Privatization Subsidiaries so impacted should be entitled to recover the remaining amount of its capital investment pursuant to the terms of a termination settlement with the U.S. government at the time of termination as provided in each of the contracts.

The receivable from the U.S. government represents amounts billed to the U.S. government that have not yet been collected.  Unbilled receivables from the U.S. government represent revenue recognized on completed construction work but not yet billed pursuant to the terms of the 50-year contracts with the U.S. government and are expected to be billed.

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts,” represents revenues recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenues recognized. Costs and estimated earnings on uncompleted contracts and amounts due from the U.S. government as of December 31, 2012 and 2011 are as follows:

(dollars in thousands, except amounts for allowance for doubtful accounts)	2012	2011
Revenues (costs and estimated earnings) recognized on uncompleted contracts	$62,902	$36,160
Less: Billings to date	(37,335)	(31,341)
	$25,567	$4,819

Included in the accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$38,139	$35,064
Billings in excess of costs and estimated earnings on uncompleted contracts	(12,572)	(30,245)
	$25,567	$4,819
Receivables from the U.S. government:
Billed receivables from the U.S. government	$12,913	$7,456
Unbilled receivables from the U.S. government	4,535	6,788
Less: allowance for doubtful accounts	(8)	—
Total	$17,440	$14,244

In March 2012, ONUS received a contract modification regarding installation of new water meters at Fort Bragg.  The contract modification provided for a reduction in the number of water meters to be installed, and the price associated with this revised scope. This $11.0 million project commenced during the second quarter of 2012 and is being performed in conjunction with a backflow preventer installation project. The two projects total $23 million in contract value and are expected to be completed by the end of 2013.

In April 2012, ONUS received a contract modification relating to a $58 million pipeline replacement project which began in 2010 at Fort Bragg, affirming that ONUS will be able to retain the full amount of the cost savings from the use of an alternative pipe replacement technology.  This modification and revision in cost estimates resulted in additional pretax operating income of $820,000 for the work previously performed.  During the second quarter of 2011, ONUS reduced the estimated cost to complete this water and wastewater pipeline replacement project at Fort Bragg as a result of successful negotiations with contractors for a reduction of the costs of providing construction services. The effect of the change in cost estimate resulted in an increase in pretax operating income during 2011 of $2.9 million for work previously performed by ONUS on this project.  This project is expected to be completed by the end of 2013.

In September 2012, ONUS received a $17.6 million contract modification for the construction of water and sewer infrastructure at a new area in Fort Bragg. Construction began in the fourth quarter of 2012 with substantial completion expected by the end of 2013.

Note 6 — Earnings Per Share and Capital Stock

In accordance with the accounting guidance for participating securities and earnings per share (“EPS”), Registrant uses the “two-class” method of computing EPS. The “two-class” method is an earnings allocation formula that determines EPS for each class of common stock and participating security. AWR has participating securities related to stock options and restricted stock units that earn dividend equivalents on an equal basis with AWR’s Common Shares (the “Common Shares”) that have been issued under AWR’s 2000 and 2008 Employee Plans and the 2003 Directors Plan. In applying the “two-class” method, undistributed earnings are allocated to both common shares and participating securities.

The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating basic net income per share:

Basic	For The Years Ended December 31,
(in thousands, except per share amounts)	2012	2011	2010
Net income from continuing operations	$54,148	$42,010	$31,091
Net income from discontinued operations	—	3,849	2,106
Total net income	54,148	45,859	33,197
Less: (a) Distributed earnings to common shareholders	24,129	20,563	19,329
Distributed earnings to participating securities	171	140	102
Undistributed earnings	29,848	25,156	13,766

(b) Undistributed earnings allocated to common shareholders	29,638	24,985	13,694
Undistributed earnings allocated to participating securities	210	171	72
Total income available to common shareholders, basic (a)+(b)	$53,767	$45,548	$33,023

Weighted average Common Shares outstanding, basic	18,999	18,693	18,585
Basic earnings per Common Share:
Income from continuing operations	$2.83	$2.24	$1.67
Income from discontinued operations	—	0.20	0.11
Net income	$2.83	$2.44	$1.78

Diluted EPS is based upon the weighted average number of Common Shares, including both outstanding shares and shares potentially issuable in connection with stock options and restricted stock units granted under AWR’s 2000 and 2008 Employee Plans, and the 2003 Directors Plan, and net income. At December 31, 2012, there were 201,579 stock options outstanding under these Plans. At December 31, 2012, there were also 149,666 restricted stock units outstanding including performance shares awarded in May 2012 to the President and Chief Executive Officer of the Company.

The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating diluted net income per share:

Diluted	For The Years Ended December 31,
(in thousands, except per share amounts)	2012	2011	2010
Common shareholders earnings, basic	$53,767	$45,548	$33,023
Undistributed earnings for dilutive stock options	210	171	72
Total common shareholders earnings, diluted	$53,977	$45,719	$33,095

Weighted average Common Shares outstanding, basic	18,999	18,693	18,585
Stock-based compensation (1)	132	144	151
Weighted average Common Shares outstanding, diluted	19,131	18,837	18,736
Diluted earnings per Common Share
Income from continuing operations	$2.82	$2.23	$1.66
Income from discontinued operations	—	0.20	0.11
Net income	$2.82	$2.43	$1.77

(1)         In applying the treasury stock method of reflecting the dilutive effect of outstanding stock-based compensation in the calculation of diluted EPS, 201,579 stock options and 149,666 restricted stock units at December 31, 2012 were deemed to be outstanding in accordance with accounting guidance on earnings per share.

During the years ended December 31, 2012, 2011 and 2010 AWR issued Common Shares totaling 38,519, 69,434 and 68,025, respectively, under AWR’s Common Share Purchase and Dividend Reinvestment Plan (“DRP”), the 2000 and 2008 Employee Plans and the 2003 Directors Plan.   As of December 31, 2012, there are 527,974 and 193,650 Common Shares authorized for issuance directly by AWR but unissued under the DRP and the 401(k) Plan, respectively.  Shares reserved for the 401(k) Plan are in relation to AWR’s matching contributions and investment by participants.   In addition, during the years ended December 31, 2012, 2011 and 2010, AWR issued 409,700, 88,713 and 30,500 Common Shares for approximately $13,295,000, $2,350,000 and $857,000, respectively, as a result of the exercise of stock options.  During 2012, 2011 and 2010, no cash proceeds received by AWR as a result of the exercise of stock options were distributed to any subsidiaries of AWR.

During the years ended December 31, 2012, 2011 and 2010, AWR repurchased Common Shares in the open market of 675,967, 441,410 and 143,034, respectively, under AWR’s DRP and 401(k) Plan, which were used to satisfy the requirements of these plans and programs.

In August 2012, AWR filed a Registration Statement with the Securities and Exchange Commission (“SEC”) for the sale from time to time of debt and equity securities. As of December 31, 2012, $115.0 million was available for issuance of additional securities under this registration statement.  This Registration Statement expires in August 2015.

GSWC’s outstanding common shares are owned entirely by its parent, AWR.  To the extent GSWC does not reimburse AWR for stock-based compensation awarded under various stock compensation plans, such amounts increase the value of GSWC’s common shareholder’s equity.

Note 7 — Dividend Limitations

GSWC is subject to contractual restrictions on its ability to pay dividends. GSWC’s maximum ability to pay dividends is restricted by certain Note Agreements to the sum of $21.0 million plus 100% of consolidated net income from various dates plus the aggregate net cash proceeds received from capital stock offerings or other instruments convertible into capital stock from various dates. Under the most restrictive of the Note Agreements, $352.6 million was available to pay dividends to AWR as of December 31, 2012. GSWC is also prohibited from paying dividends if, after giving effect to the dividend, its total indebtedness to capitalization ratio (as defined) would be more than 0.6667 to 1. Dividends in the amount of $10.2 million, $20.0 million and $19.6 million were paid to AWR by GSWC during the years ended December 31, 2012, 2011 and 2010, respectively.  ASUS paid its first dividend of $6.7 million to AWR in 2012.

The ability of AWR, ASUS and GSWC to pay dividends is also restricted by California law. Effective January 1, 2012, California revised the legal standards applicable to a California corporation seeking to distribute dividends.  Under the revised law, AWR, GSWC and ASUS are each permitted to distribute dividends to its shareholders so long as the Board of Directors determines, in good faith, that either: (i) the value of the corporation’s assets equals or exceeds the sum of its total liabilities immediately after the dividend, or (ii) its retained earnings equals or exceeds the amount of the distribution.   Under the least restrictive of the California tests, approximately $205.3 million was available to pay dividends to AWR’s common shareholders at December 31, 2012. Approximately $184.8 million was available for GSWC to pay dividends to AWR at December 31, 2012. Approximately $17.4 million was available for ASUS to pay dividends to AWR at December 31, 2012.

Note 8 — Bank Debt

AWR has access to a $100 million syndicated credit facility which expires in May 2013. AWR may, under the terms of the current agreement, elect to increase the aggregate bank commitments by up to an additional $40.0 million. The aggregate effective amount that may be outstanding under letters of credit is $25.0 million.   AWR has obtained letters of credit, primarily for GSWC, in the aggregate amount of $18.2 million, including: (i) a letter of credit with a fee of 1.2%, in the amount of $6.3 million, in favor of a trustee with respect to the variable rate obligation issued by the Three Valleys Municipal Water District; (ii) letters of credit with a fee of 1.2%, in an aggregate amount of $540,000 as security for GSWC’s business automobile insurance policy; (iii) a letter of credit with a fee of 1.2%, in an amount of $585,000 as security for the purchase of power; (iv) a $7.2 million letter of credit with a fee of 1.2% representing 80% of total American Recovery and Reinvestment Act (“ARRA”) funds received for reimbursement of capital costs related to the installation of meters in GSWC’s Arden-Cordova water system, and (v) an irrevocable letter of credit in the amount of $3.6 million, pursuant to a settlement agreement with Edison to cover GSWC’s commitment to pay the settlement amount. Letters of credit outstanding reduce the amount that may be borrowed under the revolving credit facility. There were no compensating balances required.

Loans can be obtained at the option of AWR and bear interest at rates based on credit ratings and Euro rate margins.  In July 2012, Standard & Poor’s Ratings Services (“S&P”) affirmed the ‘A+’ corporate credit rating on AWR and GSWC with a stable outlook.  Pursuant to the revolving credit facility agreement, the “A+ stable” credit rating results in an interest rate spread on the facility of 120 basis points.

At December 31, 2012, there were no borrowings outstanding under this facility.  At times, AWR borrows under this facility and provides loans to its subsidiaries in support of their operations, under terms that are similar to that of the credit facility.

AWR’s short-term borrowing activities (excluding letters of credit) for the last three years were as follows:

	December 31,
(in thousands, except percent)	2012	2011	2010
Balance Outstanding at December 31,	$—	$2,000	$60,900
Interest Rate at December 31,	1.41%	1.51%	1.47%
Average Amount Outstanding	$885	$25,713	$37,623
Weighted Average Annual Interest Rate	1.49%	1.46%	1.40%
Maximum Amount Outstanding	$6,000	$64,900	$63,900

All of the letters of credit are issued pursuant to the syndicated revolving credit facility. The syndicated revolving credit facility contains restrictions on prepayments, disposition of property, mergers, liens and negative pledges, indebtedness and guaranty obligations, transactions with affiliates, minimum interest coverage requirements, a maximum debt to capitalization ratio, and a minimum debt rating. Pursuant to the credit agreement, AWR must maintain a minimum interest coverage ratio of 3.25 times interest expense, a maximum total funded debt ratio of 0.65 to 1.00 and a minimum Moody’s Investor Service or S&P debt rating of Baa3 or BBB-, respectively.  As of December 31, 2012, 2011 and 2010, AWR was in compliance with these requirements. As of December 31, 2012, AWR had an interest coverage ratio of 6.78 times interest expense, a debt ratio of 0.44 to 1.00 and debt ratings of A2 and A+ by Moody’s Investor Service and S&P, respectively.

Note 9 — Long-Term Debt

Registrant’s long-term debt consists primarily of Notes and Debentures of GSWC. Registrant summarizes its long-term debt in the Statements of Capitalization. GSWC does not currently have any outstanding mortgages or other encumbrances on its properties. GSWC’s leases and other similar financial arrangements are not material.

As of December 31, 2012, GSWC has $100.0 million available for issuance of debt securities under a Registration Statement filed with the SEC.  This Registration Statement expires in November 2014.

Private placement notes issued by GSWC in the amount of $28 million contain restrictions on the payment of dividends, minimum interest coverage requirements, a maximum debt to capitalization ratio and a negative pledge. Pursuant to the terms of these agreements, GSWC must maintain a minimum interest coverage ratio of two times interest expense.  As of December 31, 2012, GSWC has an interest coverage ratio of over three times interest expense.

On October 1, 2012, GSWC redeemed its $8,000,000, 7.55% Medium-Term Notes, Series B.  The Notes, which were due 2025, were redeemed at a price of 101.133% of the outstanding principal amount of the Notes, plus accrued and unpaid interest through October 1, 2012, for a total redemption price of $8.3 million.  The redemption costs associated with these notes are expected to be recovered in customer rates and therefore, have been deferred and will be amortized consistent with GSWC’s cost of capital proceedings.

On April 14, 2011, GSWC sold $62.0 million in aggregate principal amount of its 6% Notes (“the Notes”). The Notes will mature on April 15, 2041. Interest on the Notes is payable semi-annually in arrears on April 15 and October 15, at the rate of 6% per annum. The Notes are unsecured and unsubordinated and rank equally with all of GSWC’s unsecured and unsubordinated debt. A portion of the proceeds were used in May 2011 to redeem $22.0 million of GSWC’s 7.65% Medium-Term Notes, Series B, and to pay a redemption premium of $421,000, which is being amortized over the term of the 6% Notes. The remainder of the proceeds was used to pay down short-term borrowings.

Certain long-term debt issues outstanding as of December 31, 2012 can be redeemed, in whole or in part, at the option of GSWC subject to redemption schedules embedded in the agreements particular to each redeemable issue. With the exception of the 9.56% Notes and the Senior Notes issued to Co-Bank, the redemption premiums in effect for 2012 range up to 0.765% of par value. The 9.56% Notes are subject to a make-whole premium based on 55 basis points above the applicable Treasury Yield if redeemed prior to 2021. After 2021, the maximum redemption premium is 3% of par value. The Senior Notes with Co-Bank are subject to a make-whole premium based on the difference between Co-Bank’s cost of funds on the date of purchase and Co-Bank’s cost of funds on the date of redemption, plus 0.5%.

In October 2009, GSWC entered into an agreement with the California Department of Health (“CDPH”) whereby CDPH agreed to provide funds to GSWC of up to $9.0 million under the American Recovery and Reinvestment Act.  Proceeds from the funds received were used to reimburse GSWC for capital costs incurred to install approximately 6,200 water meters to convert customers in GSWC’s Arden-Cordova district from non-metered service to metered service.  During 2012 and 2011, GSWC received a total of $8.5 million in reimbursements from the CDPH, half of which was recorded as a contribution in aid of construction and the other half as long-term debt, in accordance with the agreement.  The loan portion bears interest at a rate of 2.5% and is payable over 20 years beginning in 2013.  A surcharge to recover from customers the debt service cost on this loan has been approved by the CPUC and will be implemented in 2013.  Pursuant to the agreement, GSWC also issued letters of credit to CDPH equal to 80% of the amount loaned to GSWC. As of December 31, 2012, GSWC has issued a total of $7.2 million in letters of credit to CDPH.

Annual maturities of all long-term debt, including capitalized leases, are as follows for each fiscal year through December 31, 2017 and thereafter (in thousands):

Maturity as of December 31,
2013	$3,328
2014	6,297
2015	290
2016	309
2017	327
Thereafter	325,240
Total	$335,791

Note 10 — Taxes on Income

Registrant provides deferred income taxes for temporary differences under the accounting guidance for income taxes for certain transactions which are recognized for income tax purposes in a period different from that in which they are reported in the financial statements.  The most significant items are the tax effects of accelerated depreciation, certain regulatory balancing accounts, and advances for, and contributions in aid of construction.  The accounting guidance for income taxes also requires that rate-regulated enterprises record deferred income taxes for temporary differences given flow-through treatment at the direction of a regulatory commission.  The resulting deferred tax assets and liabilities are recorded at the expected cash flow to be reflected in future rates.  Given that the CPUC has consistently permitted the recovery of flowed-through tax effects, GSWC has established regulatory liabilities and assets offsetting such deferred tax assets and liabilities (Note 2).  Deferred investment tax credits (“ITC”) are amortized ratably to deferred tax expense over the lives of the property giving rise to the credits.

GSWC is included in AWR’s consolidated federal income tax and combined California state franchise tax returns.  Consistent with the method adopted for regulatory purposes, GSWC’s tax expense is computed as if GSWC was autonomous and filed separate returns.

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

The significant components of the deferred tax assets and liabilities from continuing operations as reflected in the balance sheets at December 31, 2012 and 2011 are:

	AWR		GSWC
	December 31,		December 31,
(dollars in thousands)	2012	2011	2012	2011
Deferred tax assets:
Regulatory-liability-related: ITC and excess deferred taxes	$1,649	$1,699	$1,649	$1,699
Regulatory-liability-related: California Corp Franchise Tax	3,690	3,272	3,690	3,272
Other property-related	—	6,612	—	6,605
Other nonproperty-related	2,609	1,157	2,151	336
Balancing and memorandum accounts	—	2,632	—	2,632
Contributions and advances	9,443	12,068	9,443	12,068
	$17,391	$27,440	$16,933	$26,612
Deferred tax liabilities:
Fixed assets	$(121,802)	$(117,681)	$(121,881)	$(117,763)
Regulatory-asset-related: depreciation and other	(21,754)	(22,003)	(21,754)	(22,003)
Other property-related	(152)	—	(151)	—
Balancing and memorandum accounts	(1,020)	—	(1,020)	—
Deferred charges	(6,632)	(7,164)	(6,632)	(7,164)
	(151,360)	(146,848)	(151,438)	(146,930)
Accumulated deferred income taxes - net	$(133,969)	$(119,408)	$(134,505)	$(120,318)

The current and deferred components of income tax expense from continuing operations are as follows:

	AWR
	Year Ended December 31,
(dollars in thousands)	2012	2011	2010
Current
Federal	$15,585	$9,107	$10,785
State	5,273	7,108	6,110
Total current tax expense	$20,858	$16,215	$16,895
Deferred
Federal	$13,088	$15,189	$7,465
State	1,999	(1,328)	(1,325)
Total deferred tax expense	15,087	13,861	6,140
Total income tax expense from continuing operations	$35,945	$30,076	$23,035

	GSWC
	Year Ended December 31,
(dollars in thousands)	2012	2011	2010
Current
Federal	$7,957	$5,246	$6,543
State	3,830	6,920	5,852
Total current tax expense	$11,787	$12,166	$12,395
Deferred
Federal	$12,670	$15,118	$8,366
State	2,043	(1,313)	(1,678)
Total deferred tax expense	14,713	13,805	6,688
Total income tax expense	$26,500	$25,971	$19,083

The reconciliations of the effective tax rates to the federal statutory rate are as follows:

	AWR
	Year Ended December 31,
(dollars in thousands, except percent)	2012	2011	2010
Federal taxes on pretax income at statutory rate	$31,533	$25,230	$18,944
Increase (decrease) in taxes resulting from:
State income tax, net of federal benefit	4,957	3,781	3,657
Flow-through on fixed assets	636	1,026	525
Flow-through on pension costs	10	254	(567)
Investment tax credit	(91)	(91)	(91)
Other – net	(1,100)	(124)	567
Total income tax expense from continuing operations	$35,945	$30,076	$23,035
Pretax income from continuing operations	$90,093	$72,086	$54,126
Effective income tax rate	39.9%	41.7%	42.6%

	GSWC Year Ended December 31,
(dollars in thousands, except percent)	2012	2011	2010
Federal taxes on pretax income at statutory rate	$23,002	$21,278	$15,468
Increase (decrease) in taxes resulting from:
State income tax, net of federal benefit	4,048	3,707	3,282
Flow-through on fixed assets	636	1,026	525
Flow-through on pension costs	10	254	(567)
Investment tax credit	(91)	(91)	(91)
Other – net	(1,105)	(203)	466
Total income tax expense	$26,500	$25,971	$19,083
Pretax income	$65,720	$60,793	$44,193
Effective income tax rate	40.3%	42.7%	43.2%

The following table provides a reconciliation of AWR’s and GSWC’s unrecognized tax benefits at December 31, 2012, 2011 and 2010:

	2012		2011		2010
(dollars in thousands)	AWR	GSWC	AWR	GSWC	AWR	GSWC
Unrecognized tax benefits at beginning of period	$—	$—	$—	$—	$4,110	$4,110
Increases as a result of tax positions taken prior to the period	—	—	—	—	—	—
Decreases as a result of tax positions taken prior to the period	—	—	—	—	(4,110)	(4,110)
Increases as a result of tax positions taken during the period	—	—	—	—	—	—
Decreases as a result of tax positions taken during the period	—	—	—	—	—	—
Decreases relating to settlements with taxing authorities	—	—	—	—	—	—
Reductions as a result of lapses of statute-of-limitation periods	—	—	—	—	—	—

Unrecognized tax benefits at end of period	$—	$—	$—	$—	$—	$—

For both AWR and GSWC, there was no portion of the unrecognized-tax-benefit balance at December 31, 2012 that would affect the effective tax rate if recognized.

Registrant’s policy is to classify interest on income tax over/underpayments in interest income/expense and penalties in “other operating expenses.”

At December 31, 2012, AWR and GSWC included $2,838,000 and $2,775,000, respectively, of net interest receivables from taxing authorities in other current and noncurrent assets. AWR and GSWC recognized $473,000 and $461,000, respectively, of interest income from taxing authorities during the year ended December 31, 2012.  At December 31, 2011, AWR and GSWC included $2,364,000 and $2,314,000, respectively, of net interest receivables from taxing authorities in other current and noncurrent assets.  AWR and GSWC recognized $121,000 and $102,000 respectively, of interest income from taxing authorities during the year ended December 31, 2011.  At December 31, 2010, AWR and GSWC included $2,285,000 and $2,319,000, respectively, of net interest receivables from taxing authorities in other current and noncurrent assets.  AWR and GSWC recognized $1,367,000 and $1,345,000, respectively, of interest income from taxing authorities during the year ended December 31, 2010.

At December 31, 2012, 2011 and 2010, Registrant had no significant accruals for income-tax-related penalties.  Registrant did not recognize any significant income-tax-related penalties during the years ended December 31, 2012, 2011 and 2010.

Registrant files federal and various state income tax returns.  The U.S. federal filings for the years 1997 through 1999 and 2002 came under Internal Revenue Service (“IRS”) examination during 2007 as a result of AWR having filed an amended 2002 return in 2006.  The 2002 return was amended primarily due to AWR’s request for approval to change a tax accounting method (“Consent”).  During 2008, the IRS issued a Revenue Agent’s Report (“RAR”) in connection with its examination of the 2002 tax year which resulted in Registrant recognizing certain tax benefits in accordance with the accounting guidance for tax uncertainties.  In connection with the Consent, AWR filed amended 2003 through 2006 returns prior to the expiration of each year’s refund-claim period.  The 2003, 2004 and 2007 returns also came under IRS examination.

During 2010, Registrant and the IRS reached a settlement on all years under examination, which revised the RARs for all of the years under examination. The agreement resulted in Registrant decreasing its unrecognized-tax-benefit balance to zero as of December 31, 2010, with corresponding adjustments to its deferred taxes.  The refund amounts resulting from the agreement were subject to review by the Congressional Joint Committee of Taxation (“JCT”).  During 2012, AWR and the IRS revised the settlement to reflect the IRS’s acceptance of Registrant’s refund claims as originally filed, and the IRS submitted a special report on its examination to the JCT for its review.  In the fourth quarter of 2012, the JCT completed, without exception, its review of the IRS’s report supporting the refund claims.  The IRS is processing the resulting refunds and Registrant has received most of the refunds during the first quarter of 2013.

AWR’s 2006 through 2011 tax years remain subject to examination by the IRS and state taxing authorities. AWR has filed protective refund claims with the applicable state taxing authority for the 2002 through 2006 tax years, also in connection with the Consent.  During 2012, the California Franchise Tax Board commenced examining these claims.

Changes in Federal Tax Law

The Small Business Jobs Act of 2010 and the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 (“Tax Relief Acts”) extended 50% bonus depreciation for qualifying property through 2012 and created a new 100% bonus depreciation for qualifying property placed in service between September 9, 2010 and December 31, 2011.  As a result of these law changes, Registrant’s current tax expense for 2010 - 2012 reflects benefits from the Tax Relief Acts.  In January 2013, The American Taxpayer Relief Act of 2012 further extended 50% bonus depreciation for qualifying property through 2013.  Although these law changes reduce Registrant’s current taxes payable, they do not reduce its total income tax expense or ETR.

In December 2011, the U.S. Treasury Department (“Treasury”) issued temporary regulations related to the tax treatment of tangible property, including guidance on expensing certain repairs and maintenance expenditures for which separate guidance has not been issued.  The regulations were to be effective for tax years beginning on or after January 1, 2012.  In December 2012, Treasury amended the regulations and changed the effective date to be for tax years beginning on or after January 1, 2014. Registrant is evaluating its water-pipeline tax repair-cost method, as well as other tax-method changes provided under the regulations.  The effects on its tax expense and tax balances are not anticipated to be significant.  Although the regulations are expected to reduce Registrant’s current taxes payable, they do not reduce its total effective income tax rate.

Change in State Tax Law

As a result of a 2009 change to California tax law effective for tax years beginning on January 1, 2011, AWR elected an alternative state apportionment method with its 2011 tax return filing.  This alternative approach will become mandatory for tax years beginning on January 1, 2013 due to a California ballot measure passed in November 2012.

AWR receives a tax benefit for expenses incurred at the parent-company level.  While unitary apportionment will continue to affect AWR’s state taxes, the future effects may be beneficial or detrimental depending on a combination of the profitability of AWR’s non-California activities as well as the proportion of its California sales to total sales.

GSWC continues to compute its state tax expense as if GSWC was autonomous and not a member of AWR’s unitary group.  This approach is consistent with the methodology used for ratemaking purposes.  Given that all of GSWC’s activities are conducted within California, GSWC’s state tax expense does not reflect apportionment of its income. Consequently, the California law changes have had no impact on GSWC’s state taxes.

Note 11 — Employee Benefit Plans

Pension and Post-Retirement Medical Plans:

Registrant maintains a defined benefit pension plan (the “Pension Plan”) that provides eligible employees (those aged 21 and older, hired before January 1, 2011) monthly benefits upon retirement based on average salaries and length of service. The eligibility requirement to begin receiving these benefits is 5 years of vested service. The normal retirement benefit is equal to 2% of the five highest consecutive years’ average earnings multiplied by the number of years of credited service, up to a maximum of 40 years, reduced by a percentage of primary social security benefits. There is also an early retirement option. Annual contributions are made to the Pension Plan, which comply with the funding requirements of the Employee Retirement Income Security Act (“ERISA”).

At December 31, 2012, Registrant had 1,005 participants in the Pension Plan.

In January 2011, the Board of Directors approved an amendment to the Pension Plan, closing the plan to new employees hired after December 31, 2010.  Employees hired or rehired after December 31, 2010 are eligible to participate in a defined contribution plan.  Under this plan, Registrant will provide a contribution of 5.25% of eligible pay each pay period into investment vehicles offered by the plan’s trustee.  Participants will be fully vested in this plan once the employee attains three years of service.  Employees hired before January 1, 2011 continue to participate in and accrue benefits under the terms of the defined benefit plan.  For the years ended December 31, 2012 and 2011, Registrant contributed $254,000 and $85,000, respectively, to the defined contribution plan.

Registrant also provides post-retirement medical benefits for all active employees hired before February of 1995, through a medical insurance plan. Eligible employees, who retire prior to age 65, and/or their spouses, are able to retain the benefits under the plan for active employees until reaching age 65. Eligible employees upon reaching age 65, and those eligible employees retiring at or after age 65, and/or their spouses, receive coverage through a Medicare supplement insurance policy paid for by Registrant subject to an annual cap limit. Registrant’s post-retirement medical plan does not provide prescription drug benefits to Medicare-eligible employees and is not affected by the Medicare Prescription Drug Improvement and Modernization Act of 2003.  At December 31, 2012, Registrant had 307 participants in the post-retirement medical plan.

In accordance with the accounting guidance for the effects of certain types of regulation, Registrant has established a regulatory asset for its underfunded position in its pension and post-retirement medical plans that is expected to be recovered through rates in future periods. The changes in actuarial gains and losses, prior service costs and transition assets or obligations pertaining to the regulatory asset are recognized as an adjustment to the regulatory asset account as these amounts are recognized as components of net periodic pension costs each year.

The following table sets forth the Pension Plan’s and post-retirement medical plan’s funded status and amounts recognized in Registrant’s balance sheets and the components of net pension cost and accrued liability at December 31, 2012 and 2011:

	Pension Benefits		Post-Retirement Medical Benefits
(dollars in thousands)	2012	2011	2012	2011
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$146,127	$118,766	$12,448	$12,057
Service cost	6,675	5,624	419	391
Interest cost	6,657	6,524	534	549
Actuarial loss (gain)	7,759	18,719	(657)	(236)
Benefits/expenses paid	(3,988)	(3,506)	(448)	(313)
Projected benefit obligation at end of year	$163,230	$146,127	$12,296	$12,448

Changes in Plan Assets:
Fair value of plan assets at beginning of year	$92,910	$90,179	$7,916	$6,959
Actual return on plan assets	12,599	(326)	736	319
Employer contributions	6,117	6,563	155	951
Benefits/expenses paid	(3,988)	(3,506)	(448)	(313)
Fair value of plan assets at end of year	$107,638	$92,910	$8,359	$7,916

Funded Status:
Net amount recognized as accrued pension cost	$(55,592)	$(53,217)	$(3,937)	$(4,532)

	Pension Benefits		Post-Retirement Medical Benefits
(in thousands)	2012	2011	2012	2011
Amounts recognized on the balance sheets:
Current liabilities	$—	$—	$—	$—
Non-current liabilities	(55,592)	(53,217)	(3,937)	(4,532)
Net amount recognized	$(55,592)	$(53,217)	$(3,937)	$(4,532)
Amounts recognized in regulatory assets consist of:
Initial net obligation	$—	$—	$837	$1,256
Prior service cost (credit)	404	522	(633)	(833)
Net (gain) loss	48,648	49,983	(889)	147
Regulatory assets (liabilities)	49,052	50,505	(685)	570
Unfunded accrued pension cost	6,540	2,712	4,622	3,962
Net liability recognized	$55,592	$53,217	$3,937	$4,532

Changes in plan assets and benefit obligations recognized in regulatory assets:
Regulatory asset at beginning of year	$50,505	$26,471	$570	$1,045
Net loss (gain)	1,700	25,394	(1,036)	(256)
Amortization of initial net obligation	—	—	(419)	(419)
Amortization of prior service (cost) credit	(118)	(118)	200	200
Amortization of net loss	(3,035)	(1,242)	—	—
Total change in regulatory asset	(1,453)	24,034	(1,255)	(475)
Regulatory asset (liability) at end of year	$49,052	$50,505	$(685)	$570

Net periodic pension costs	$9,945	$7,159	$815	$861
Change in regulatory asset	(1,453)	24,034	(1,255)	(475)
Total recognized in net periodic pension cost and regulatory asset (liability)	$8,492	$31,193	$(440)	$386

Estimated amounts that will be amortized from regulatory asset over the next fiscal year:
Initial net obligation	$—	$—	$(419)	$(419)
Prior service cost	(118)	(118)	200	200
Net loss	(2,846)	(3,114)	—	—

Additional year-end information for plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$163,230	$146,127	$12,296	$12,448
Accumulated benefit obligation	138,230	122,399	N/A	N/A
Fair value of plan assets	107,638	92,910	8,359	7,916

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	4.30%	4.65%	3.75%	4.45%
Rate of compensation increase	4.00%	4.00%	N/A	N/A

Consistent with decisions from the CPUC and in accordance with regulatory accounting principles, Registrant capitalizes a portion of its pension and other post-retirement costs in the overhead pool included in Utility Plant. The components of net periodic pension and post-retirement benefits cost, before allocation to the overhead pool, for 2012, 2011 and 2010 are as follows:

	Pension Benefits			Post-Retirement Medical Benefits
(dollars in thousands, except percent)	2012	2011	2010	2012	2011	2010
Components of Net Periodic Benefits Cost:
Service cost	$6,675	$5,624	$4,795	$419	$391	$390
Interest cost	6,657	6,524	6,104	534	549	626
Expected return on plan assets	(6,540)	(6,349)	(5,253)	(357)	(298)	(255)
Amortization of transition	—	—	—	419	419	419
Amortization of prior service cost (credit)	118	118	118	(200)	(200)	(200)
Amortization of actuarial loss	3,035	1,242	1,170	—	—	—
Net periodic pension cost under accounting standards	$9,945	$7,159	$6,934	$815	$861	$980
Regulatory adjustment - deferred	(2,305)	(209)	(1,823)	—	—	—
Total expense recognized, before allocation to overhead pool	$7,640	$6,950	$5,111	$815	$861	$980

Weighted-average assumptions used to determine net periodic cost:
Discount rate	4.65%	5.55%	6.05%	4.45%	5.20%	5.85%
Expected long-term return on plan assets	7.00%	7.00%	7.00%	*	*	*
Rate of compensation increase	4.00%	4.00%	4.00%	N/A	N/A	N/A

*7.0% for union plan, 4.2% for non-union, net of income taxes in 2012, 2011 and 2010.

Regulatory Adjustment:

On November 19, 2010, the CPUC issued a final decision on the Region II, Region III and general office rate case.  Among other things, the decision authorized GSWC to establish a two-way balancing account, effective January 1, 2010, for its water regions and the general office to track differences between the forecasted annual pension expenses adopted in rates for 2010, 2011 and 2012 and the actual annual expense to be recorded by GSWC in accordance with the accounting guidance for pension costs.  During the years ended December 31, 2012, 2011, and 2010, GSWC’s actual expense under the accounting standard was greater than the amounts included in customer rates by $2.3 million, $209,000 and $1.8 million, respectively.  This undercollection has been recorded in the two-way pension balancing account included in regulatory assets (Note 2).

Plan Funded Status:

Registrant’s pension and post-retirement plans were underfunded at December 31, 2012 and 2011.  Registrant’s market related value of plan assets is equal to the fair value of plan assets. Past volatile market conditions have affected the value of GSWC’s trust established to fund its future long-term pension benefits. These benefit plan assets and related obligations are remeasured annually using a December 31 measurement date. Changes in the plan’s funded status will affect the assets and liabilities recorded on the balance sheet in accordance with accounting guidance on employers’ accounting for defined benefit pension and other post-retirement plans.  Due to Registrant’s regulatory recovery treatment, the recognition of the funded status is offset by a regulatory asset pursuant to guidance on accounting for the effects of certain types of regulation.

Plan Assets:

The assets of the pension and post-retirement medical plans are managed by a third party trustee. The investment policy allocation of the assets in the trust was approved by Registrant’s Administrative Committee (the “Committee”) for the pension and post-retirement medical funds, which has oversight responsibility for all retirement plans.  The primary objectives underlying the investment of the pension and post-retirement plan assets are: (i) attempt to maintain a fully funded status with a cushion for unexpected developments, possible future increases in expense levels, and/or a reduction in the expected return on investments; (ii) seek to earn long-term returns that compare favorably to appropriate market indexes, peer group universes and the policy asset allocation index; (iii) seek to provide sufficient liquidity to pay current benefits and expenses; (iv) attempt to limit risk exposure through prudent diversification, and (v) seek to limit costs of administering and managing the plans.

The Committee recognizes that risk and volatility are present to some degree with all types of investments.  High levels of risk may be avoided through diversification by asset class, style of each investment manager, and sector and industry limits.  Investment managers are retained to manage a pool of assets and allocate funds in order to achieve an appropriate, diversified, and balanced asset mix. The Committee’s strategy balances the requirement to maximize returns using potentially higher return generating assets, such as equity securities, with the need to control the risk versus the benefit obligations with less volatile assets, such as fixed income securities.

The Committee approves the target asset allocations.  Registrant’s pension and post-retirement plan weighted-average asset allocations at December 31, 2012 and 2011, by asset category are as follows:

	Pension Benefits		Post-Retirement Medical Benefits
Asset Category	2012	2011	2012	2011
Actual Asset Allocations:
Equity securities	60%	56%	61%	60%
Debt securities	39%	42%	38%	39%
Cash equivalents	1%	2%	1%	1%
Total	100%	100%	100%	100%

Equity securities did not include AWR’s stock as of December 31, 2012 and 2011.

Target Asset Allocations for 2013:	Pension Benefits	Post-retirement Medical Benefits
Equity securities	60%	60%
Debt securities	40%	40%
Total	100%	100%

As previously discussed in Note 4, accounting guidance for fair value measurements establishes a framework for measuring fair value and requires fair value measurements to be classified and disclosed in one of three levels. As required by the accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  All equity investments in the pension and post-retirement plans are Level 1 investments in mutual funds.  The fixed income category includes corporate bonds and notes. The majority of fixed income investments range in maturities from less than one to twenty years.  The fair values of these investments are based on quoted market prices in active markets.

The following tables set forth by level, within the fair value hierarchy, the pension and post-retirement plans’ investment assets measured at fair value as of December 31, 2012 and 2011.

	Fair Value as of December 31, 2012
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Pension Plan Assets:
Cash equivalents	$1,721	—	—	$1,721
Fixed income securities	41,590	—	—	41,590
Equity securities:
U.S. small cap stocks	5,396	—	—	5,396
U.S. mid cap stocks	10,722	—	—	10,722
U.S. large cap stocks	31,966	—	—	31,966
International funds	10,797	—	—	10,797
Real estate funds	5,446	—	—	5,446
Total equity securities	64,327	—	—	64,327
Total investments measured at fair value	$107,638	—	—	$107,638

Fair Value of Post-Retirement Plan Assets:
Cash equivalents	$65	—	—	$65
Fixed income	3,192	—	—	3,192
U.S. equity securities (large cap stocks)	5,102	—	—	5,102
Total investments measured at fair value	$8,359	—	—	$8,359

	Fair Value as of December 31, 2011
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Pension Plan Assets:
Cash equivalents	$1,682	—	—	$1,682
Fixed income securities	38,900	—	—	38,900
Equity securities:
U.S. small cap stocks	4,288	—	—	4,288
U.S. mid cap stocks	8,616	—	—	8,616
U.S. large cap stocks	26,803	—	—	26,803
International funds	7,997	—	—	7,997
Real estate funds	4,624	—	—	4,624
Total equity securities	52,328	—	—	52,328
Total investments measured at fair value	$92,910	—	—	$92,910

Fair Value of Post-Retirement Plan Assets:
Cash equivalents	$100	—	—	$100
Fixed income	3,064	—	—	3,064
U.S. equity securities (large cap stocks)	4,752	—	—	4,752
Total investments measured at fair value	$7,916	—	—	$7,916

Plan Contributions:

During 2012, Registrant contributed $6.1 million and $155,000 to its pension and post-retirement medical plans, respectively. Registrant currently expects to contribute at least $6.6 million and $150,000 to its pension and post-retirement medical plans in 2013, respectively.  Registrant’s policy is to fund the plans annually at a level which is deductible for income tax purposes and is consistent with amounts recovered in customer rates.

Benefit Payments:

Registrant’s estimated future benefit payments at December 31, 2012 for the next five years and thereafter are as follows (in thousands):

	Pension Benefits	Post-Retirement Medical Benefits
2013	$4,336	$477
2014	4,811	509
2015	5,325	578
2016	5,892	652
2017	6,503	728
Thereafter	42,491	4,690
Total	$69,358	$7,634

Assumptions:

Certain actuarial assumptions, such as the discount rate, long-term rate of return on plan assets and the healthcare cost trend rate have a significant effect on the amounts reported for net periodic benefit cost as well as the related benefit obligation amounts.

Discount Rate — The assumed discount rate for pension and post-retirement medical plans reflects the market rates for high-quality corporate bonds currently available. Registrant’s discount rates were determined by considering the average of pension yield curves constructed of a large population of high quality corporate bonds. The resulting discount rate reflects the matching of plan liability cash flows to the yield curves.

Expected Long-Term Rate of Return on Assets — The long-term rate of return on plan assets represents an estimate of long-term returns on an investment portfolio consisting of a mixture of equities, fixed income, and other investments. To develop the expected long-term rate of return on assets assumption for the pension plan, Registrant considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. Registrant’s policy is to fund the medical benefit trusts based on actuarially determined amounts as allowed in rates approved by the CPUC. Registrant has invested the funds in the post-retirement trusts that will achieve a desired return and minimize amounts necessary to recover through rates. The mix is expected to provide for a return on assets similar to the Pension Plan and to achieve Registrant’s targeted allocation. This resulted in the selection of the 7.0% long-term rate of return on assets assumption for the union plan and 4.20% (net of income taxes) for the non-union plan of the post retirement plan.

Healthcare Cost Trend Rate — A sliding scale for assumed health care cost increases was used for the periods presented.  In 2012, health care cost increases started at 8.0% grading down to 7.2% in 10 years for those under age 65, and at 7.0% grading down to 5.8% in 10 years for those 65 and over.  In 2011, health care cost increases started at 8.0% grading down to 6.5% in 10 years for those under age 65, and at 7.0% grading down to 5.8% in 10 years for those 65 and over.  In 2010, health care cost increases started at 8.0% grading down to 6.0% in 10 years for those under age 65, and at 7.0% grading down to 6.0% in 10 years for those 65 and over.  Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects on the post-retirement medical plan:

(dollars in thousands)	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost components	$102	$(88)
Effect on post-retirement benefit obligation	$1,464	$(1,263)

Supplemental Executive Retirement Plan:

Registrant has a supplemental executive retirement plan (“SERP”) that provides additional retirement benefits to certain key employees and officers of Registrant by making up benefits, which are limited by Sections 415 and 401(a)(17) of the Internal Revenue Code of 1986, as amended, and certain additional benefits.  The Board of Directors approved the establishment of a Rabbi Trust created for the SERP Plan.  Assets in a Rabbi Trust can be subject to the claims of creditors; therefore, they are not considered as an asset for purposes of computing the SERP’s funded status.  As of December 31, 2012, the balance in the Rabbi Trust totals $4.8 million and is included in Registrant’s other property and investments.

All equity investments in the Rabbi Trust are Level 1 investments in mutual funds.  The fixed income category includes corporate bonds and notes. The fair values of these investments are based on quoted market prices in active markets.  The following tables set forth by level, within the fair value hierarchy, the Rabbi Trust investment assets measured at fair value as of December 31, 2012 and 2011.

	Fair Value as of December 31, 2012
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Assets held in Rabbi Trust:
Cash equivalents	$116	—	—	$116
Fixed income securities	1,878	—	—	1,878
Equity securities	2,822	—	—	2,822
Total investments measured at fair value	$4,816	—	—	$4,816

	Fair Value as of December 31, 2011
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Assets held in Rabbi Trust:
Cash equivalents	$9	—	—	$9
Fixed income securities	1,081	—	—	1,081
Equity securities	1,739	—	—	1,739
Total investments measured at fair value	$2,829	—	—	$2,829

The following provides a reconciliation of benefit obligations, funded status of the SERP, as well as a summary of significant estimates at December 31, 2012 and 2011:

(dollars in thousands)	2012	2011
Change in Benefit Obligation:
Benefit obligation at beginning of year	$10,604	$8,468
Service cost	731	600
Interest cost	488	464
Actuarial loss	803	1,292
Benefits paid	(220)	(220)
Benefit obligation at end of year	$12,406	$10,604
Changes in Plan Assets:
Fair value of plan assets at beginning of year	—	—
Fair value of plan assets at end of year	—	—

Funded Status:
Net amount recognized as accrued pension cost	$(12,406)	$(10,604)

(in thousands)	2012	2011
Amounts recognized on the balance sheets:
Current liabilities	$(317)	$(231)
Non-current liabilities	(12,089)	(10,373)
Net amount recognized	$(12,406)	$(10,604)
Amounts recognized in regulatory assets consist of:
Prior service cost	$475	$636
Net loss	3,709	3,212
Regulatory assets	4,184	3,848
Unfunded accrued pension cost	8,222	6,756
Net liability recognized	$12,406	$10,604

Changes in plan assets and benefit obligations recognized in regulatory assets consist of:
Regulatory asset at beginning of year	$3,848	$2,852
Net loss	805	1,291
Amortization of prior service credit	(161)	(161)
Amortization of net loss	(308)	(134)
Total change in regulatory asset	336	996
Regulatory asset at end of year	$4,184	$3,848

Net periodic pension cost	$1,687	$1,359
Change in regulatory asset	336	996
Total recognized in net periodic pension and net income	$2,023	$2,355

Estimated amounts that will be amortized from regulatory asset over the next fiscal year:
Initial net asset (obligation)	—	—
Prior service cost	$(161)	$(161)
Net loss	(339)	(307)
Additional year-end information for plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$12,406	$10,604
Accumulated benefit obligation	9,601	7,639
Fair value of plan assets	—	—
Weighted-average assumptions used to determine benefit obligations:
Discount rate	4.20%	4.65%
Rate of compensation increase	4.00%	4.00%

The components of SERP expense, before allocation to the overhead pool, for 2012, 2011 and 2010 are as follows:

(dollars in thousands, except percent)	2012	2011	2010
Components of Net Periodic Benefits Cost:
Service cost	$731	$600	$433
Interest cost	488	464	354
Amortization of prior service cost	161	161	161
Amortization of net loss	307	134	—
Net periodic pension cost	$1,687	$1,359	$948

Weighted-average assumptions used to determine net periodic cost:
Discount rate	4.65%	5.55%	6.05%
Rate of compensation increase	4.00%	4.00%	4.00%

Benefit Payments:  Registrant’s estimated future benefit payments for the SERP at December 31, 2012 for the next ten years are as follows (in thousands):

2013	$318
2014	317
2015	316
2016	337
2017	406
Thereafter	3,581
Total	$5,275

401(k) Investment Incentive Program:

Registrant has a 401(k) Investment Incentive Program under which employees may invest a percentage of their pay, up to a maximum investment prescribed by law, in an investment program managed by an outside investment manager. Registrant’s cash contributions to the 401(k) are based upon a percentage of individual employee contributions and totaled $1.9 million, $1.9 million and $1.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Note 12 — Stock-Based Compensation Plans

Summary Description of Stock Incentive Plans

AWR currently has three stock incentive plans: the 2000 and 2008 Employee Plans for its employees, and the 2003 Directors Plan for directors, each more fully described below.

2000 and 2008 Employee Plans — AWR adopted the 2000 and 2008 Employee Plans to provide stock-based incentive awards in the form of stock options, restricted stock units and restricted stock to employees as a means of promoting the success of Registrant by attracting, retaining and more fully aligning the interests of employees with those of shareholders generally.  The 2008 Employee Plan also provides for the grant of performance awards.

For stock options, Registrant’s Compensation Committee of the Board of Directors (“Compensation Committee”) determines, among other things, the date of grant, the form, term, option exercise price, vesting and exercise terms of each option. Stock options granted by AWR have been in the form of nonqualified stock options, expire ten years from the date of grant, vest over a period of three years and are subject to earlier termination as provided in the form of option agreement approved by the Compensation Committee. The option price per share was determined by the Compensation Committee at the time of grant, but was not to be less than the fair market value of Common Shares on the date of grant.

Each employee who receives a grant of a time-vested restricted stock unit is entitled to dividend equivalent rights in the form of additional restricted stock units until vesting of the time-vested restricted stock units. These restricted stock units vest over a period of three years.  Each restricted stock unit is non-voting and entitles the holder of the restricted stock unit to receive one Common Share.

The Compensation Committee also has the authority to determine the size, number, amount or value of performance awards, the duration of the performance period or performance periods applicable to the award and the performance criteria applicable to each performance award for each performance period.  The grant and or vesting of the performance awards are contingent, in whole or in part, upon the attainment of specified performance criteria or the occurrence of any event or events involving a change in control event, death or total disability as the Compensation Committee may determine.  In its discretion, the Compensation Committee may grant dividend equivalent rights on performance awards upon the terms and conditions set forth in the award agreement.

2003 Directors Plan — The Board of Directors and shareholders approved the 2003 Directors Plan, which provides the non-employee directors with supplemental stock-based compensation and encourages them to increase their stock ownership in AWR.

Commencing in 2009, non-employee directors have received restricted stock units equal to two and a half times the annual retainer. One-third of these restricted stock units are payable to each non-employee director at the earlier of the first, second and third anniversaries of the date of grant and the date of termination of service as a director.  Restricted stock units credited to each non-employee director’s restricted stock unit account are at all times fully vested and non-forfeitable.

The stock options granted under the 2003 Directors Plan are nonqualified stock options which must be exercised within ten years after the date of grant. The exercise price of the stock options is equal to the fair market value of Common Shares on the date of grant. Stock options granted under the 2003 Directors Plan are fully vested and exercisable upon the date of grant.  Restricted stock units with respect to dividend equivalent rights on stock options credited to the non-employee director are payable in Common Shares on the earlier of the date on which the stock option is exercised and three years from the date of grant of the stock option.

All stock options and restricted stock units have been granted with dividend equivalent rights payable in the form of additional restricted stock units.

Recognition of Compensation Expense

Registrant recognizes compensation expense related to the fair value of stock-based compensation awards. Share-based compensation cost is measured by the Registrant at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).

The following table presents share-based compensation expenses for the years ended December 31, 2012, 2011 and 2010.  These expenses resulting from stock options, restricted stock and restricted stock units are included in administrative and general expenses in AWR and GSWC’s statements of income:

	AWR			GSWC
	For The Years Ended December 31,			For The Years Ended December 31,
(in thousands)	2012	2011	2010	2012	2011	2010
Stock-based compensation related to:
Stock options granted to employees and directors	$150	$302	$579	$147	$307	$438
Restricted stock units granted to employees	1,402	927	645	1,141	747	443
Restricted stock units granted to directors	379	291	258	379	291	258
Total stock-based compensation expense	$1,931	$1,520	$1,482	$1,667	$1,345	$1,139

Equity-based compensation cost, capitalized as part of utility plant for the years ended December 31, 2012, 2011 and 2010 was $259,000, $247,000 and $190,000, respectively, for both AWR and GSWC.

Registrant amortizes stock-based compensation over the requisite (vesting) period for the entire award. Options issued pursuant to the 2000 and 2008 Employee Plans vest and are exercisable in installments of 33% the first two years and 34% in the third year, starting one year from the date of the grant and expire 10 years from the date of the grant.  Restricted stock units vest and become nonforfeitable in installments of 33% the first two years and 34% in the third year, starting one year from the date of the grant.  Performance shares vest and become nonforfeitable in installments of 33% the first two years and 34% in the third year, if the performance criteria set forth in the award agreement are satisfied.

Valuation of Stock Options

Registrant estimated the fair value of stock options granted during the years ended December 31, 2011 and 2010 using the Black-Scholes valuation model. There were no stock options granted during the year ended December 31, 2012. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Registrant’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Registrant’s expected annual dividend yield. Registrant believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of Registrant’s stock options granted during the years ended December 31, 2011 and 2010. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. The fair value of stock units and restricted stock was determined based on the closing trading price of Common Shares on the grant date.

The fair value of each option grant during the years ended December 31, 2011 and 2010 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	2011	2010
Weighted-average fair value of option granted	$7.15	$7.02
Risk-free interest rate	2.48%	2.48%
Expected annual dividend yield	3.04%	3.04%
Expected volatility factor	28.98%	28.98%
Expected option term (in years)	5	5

Summary of key assumptions — The risk-free interest rate for periods equal to the expected term of the share option was based on the U.S. Treasury yield curve in effect at the time of grant. Dividend yield reflects the current dividend rate at the date of grant. The stock volatility for each grant is measured using the weighted average of historical monthly and daily price changes of the Common Shares over the most recent period equal to the expected option life of the grant. Registrant develops expected option terms by reviewing detailed external information about employee exercise behavior.  Accounting guidance also requires entities to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest.

Stock Options — A summary of stock option activity as of December 31, 2012, and changes during the year ended December 31, 2012, are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2012	619,984	$32.75
Granted	—	—
Exercised	(409,700)	(32.45)
Forfeited or expired	(8,705)	(31.38)
Options outstanding at December 31, 2012	201,579	$33.43	0.71	$2,932,672
Options exercisable at December 31, 2012	184,755	$33.44	4.47	$2,687,254

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the closing price of the Common Shares on the last trading day of the 2012 calendar year and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their option on December 31, 2012.  This amount changes if the fair market value of the Common Shares changes. The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was approximately $4,125,000, $766,000 and $281,000, respectively.

During the years ended December 31, 2012, 2011 and  2010, Registrant received approximately $13,295,000, $2,350,000 and $857,000, respectively, in cash proceeds from the exercise of its stock options and realized approximately $890,000, $336,000 and $111,000, respectively, of tax benefit for the tax deduction from awards exercised. As of December 31, 2012, approximately $13,000 of total unrecognized compensation cost related to outstanding stock options is expected to be recognized over a remaining period ranging from 0.08 to 1.08 years.

Restricted Stock and Stock Units — A summary of the status of Registrant’s outstanding restricted stock units to employees and directors as of December 31, 2012, and changes during the year ended December 31, 2012, is presented below:

	Number of Restricted Share Units	Weighted Average Grant-Date Value
Restricted share units at January 1, 2012	137,673	$34.37
Granted	64,943	36.97
Vested	(52,044)	(32.50)
Forfeited	(906)	(35.52)
Restricted share units at December 31, 2012	149,666	$34.05

As of December 31, 2012, there was approximately $1,408,000 of total unrecognized compensation cost related to restricted stock units granted under AWR’s employee and director’s stock plans. That cost is expected to be recognized over a remaining period ranging from 0.08 to 2.83 years.  The value of restricted stock units are determined by the Compensation Committee at the time of grant, based on the fair market value of Common Shares on the date of grant.

In May 2012, the Compensation Committee also granted 5,818 performance awards to the President and Chief Executive Officer of the Company.  Each performance award was issued with dividend equivalent rights and vest over a period of three years provided that the performance criteria described in the performance award agreement has been satisfied.

AWR has no restricted stock outstanding as of December 31, 2012.

Note 13 - Business Risks and Commitments

GSWC is engaged in supplying water and electric service to the public. Registrant is required to provide service and grant credit to customers within its defined service areas. Although Registrant has a diversified base of residential, industrial and other customers, revenues derived from commercial and residential water customers accounted for approximately 90% of total water revenues in 2012, which is about the same percentage as in 2011 and 2010. Registrant faces additional risks associated with weather conditions, adequacy and quality of water supplies, regulatory decisions, pronouncements and laws, water-related litigation, and general business conditions.

GSWC’s Water Supply:

GSWC obtains its water supply from its operating wells and purchases from others, principally member agencies of the Metropolitan Water District of Southern California (“MWD”). MWD is a public agency and quasi-municipal corporation created in 1928 by a vote of the electorates of several Southern California cities. MWD’s primary purpose was and is to provide a supplemental supply of water for domestic and municipal uses and purposes at wholesale rates to its member public agencies.  GSWC has connections to MWD’s water distribution facilities and those of other member water agencies. MWD’s principal sources of water are the State Water Project and the Colorado River.

GSWC has contracts to purchase water or water rights for an aggregate amount of $6.4 million as of December 31, 2012.  Included in the $6.4 million is a remaining commitment of $4.0 million under an agreement with the City of Claremont (“the City”) to lease water rights that were ascribed to the City as part of the Six Basins adjudication. The initial term of the agreement expires in 2028. GSWC can exercise an option to renew this agreement for 10 additional years. The remaining amounts of $2.4 million are commitments for purchased water with various third parties which expire commencing in 2013 through 2038.

GSWC’s estimated future minimum payments under these purchased water supply commitments at December 31, 2012 are as follows (in thousands):

2013	$558
2014	346
2015	347
2016	347
2017	346
Thereafter	4,466
Total	$6,410

Bear Valley Electric:

GSWC purchases power from Shell Energy North America (US), LP (“Shell”) at a fixed cost. The main product under the contract with Shell provides for 13 MWs of electric energy at an average fixed-price of $67.15 per MWh beginning January 1, 2009 through November 30, 2013. The contract also provided for additional electric energy during certain months of the year to meet peak demands at an average fixed-price of $66.40 per MWh beginning January 1, 2009 through December 31, 2011.  For the years ended December 31, 2012, 2011 and 2010, GSWC purchased approximately $7.8 million, $9.0 million and $9.0 million, respectively, under the fixed-price products of the Shell contract.  GSWC’s total fixed-price commitment under this agreement amounts to $41.3 million, of which $7.1 million remains outstanding as of December 31, 2012.

On January 12, 2012, GSWC executed a purchase power master agreement with EDF Trading North America, LLC (“EDF”). The agreement is subject to CPUC approval and, if approved, would enable GSWC to purchase from EDF 12 MWs of base load energy at a fixed-price to be negotiated upon CPUC approval of the master agreement. GSWC plans to file for approval of the agreement with the CPUC in 2013 and will also request a regulatory asset and liability memorandum account for the EDF contract to offset the entries required by the accounting guidance on derivatives, similar to the memorandum account for the Shell agreement.

The average minimum load at GSWC’s BVES customer service area has been approximately 14 MWs. The average winter load has been 20 MWs with a winter peak of 44 MWs when the snowmaking machines at the ski resorts are operating.  In addition to the purchased power contracts, GSWC buys additional energy to meet peak demand and sells surplus power as needed. GSWC owns a natural gas-fueled 8.4 MW generation facility that became commercially operational in 2005, and assists GSWC in meeting demand.

The ability of GSWC to deliver purchased power to customers in its BVES service area is limited by the ability of the transmission facilities owned by Edison to transmit this power.

Operating Leases:

Registrant leases equipment and facilities primarily for its Regional and District offices and ASUS operations under non-cancelable operating leases with varying terms, provisions, and expiration dates.  Rent expense for leases that contain scheduled rent increases are recorded on a straight-line basis. During 2012, 2011 and 2010, Registrant’s consolidated rent expense was approximately $3,098,000, $2,900,000 and $3,437,000, respectively. Registrant’s future minimum payments under long-term non-cancelable operating leases at December 31, 2012 are as follows (in thousands):

2013	$2,973
2014	2,012
2015	936
2016	827
2017	688
Thereafter	1,589
Total	$9,025

There is no material difference between the consolidated operations of AWR and the operations of GSWC in regards to the future minimum payments under long-term non-cancelable operating leases.

Note 14 - Contingencies

Water Quality-Related Litigation:

Perchlorate and/or Volatile Organic Compounds (“VOC”) have been detected in certain wells servicing GSWC’s South San Gabriel System. GSWC filed suit in federal court, along with two other affected water purveyors and the San Gabriel Basin Water Quality Authority, together known as the “Water Entities”, against some of those allegedly Potentially Responsible Parties (“PRP”). In August 2003, the US Environmental Protection Agency (“EPA”) issued Unilateral Administrative Orders (“UAO”) against 41 PRPs for polluting the groundwater in portions of the San Gabriel Valley from which those impacted GSWC wells draw water. The UAO requires these parties to remediate the contamination.

In October 2004, the judge in the lawsuit stayed the matter in order to allow the parties to explore settlement and appointed a special master to oversee mandatory settlement discussions between the PRPs and the Water Entities. The Water Entities have now successfully reached settlement with all the PRPs.  Legal proceedings are currently in progress to enter the settlements and resolve the claims.

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

The City of Claremont (“Claremont”) located in GSWC’s Region III, has expressed various concerns to GSWC about rates charged by GSWC and the effectiveness of the CPUC’s rate-setting procedures. In January 2012, the Claremont City council members directed staff to pursue analysis required for potential acquisition of the water system and allocated funds from its general reserve for such analysis. In November 2012, Claremont made an offer to acquire GSWC’s water system servicing Claremont.  GSWC rejected the offer and clarified that the system is not for sale.  Claremont and GSWC have however, agreed to hold meetings to further discuss alternatives, rates and other concerns of the City.  GSWC serves approximately 11,000 customers in Claremont.

In April 2011, an organization called Ojai FLOW (Friends of Locally Owned Water) started a local campaign for the Casitas Municipal Water District to purchase GSWC’s Ojai water system. The Ojai City Council passed a resolution supporting the efforts of Ojai FLOW at their regular meeting in April 2011. In July 2012, the Casitas Municipal Water District (“CMWD”) hired a financial consultant to provide consulting services to the District for the establishment of a Community Facilities District (“CFD”) and the issuance of bonds within the CFD to provide funding for the potential acquisition of GSWC’s Ojai system.  In January 2013, the CMWD passed resolutions to: (i) approve Local Goals and Policies for Use of Mello-Roos Community Facilities District Act of 1982, and (ii) make a Declaration of Intention to Establish Community Facilities District No. 2013-1 (Ojai) and to Authorize the Levy of Special Taxes Therein. With this action, CMWD will be allowed to hold a public hearing, and at the close of the hearing, establish the CFD.  The public hearing is expected in March 2013.  GSWC serves approximately 3,000 customers in Ojai.

Except for the City of Claremont and the City of Ojai, Registrant is currently not involved in activities related to the potential condemnation of any of its water customer service areas or in its BVES customer service area. No formal condemnation proceedings have been filed against any of the Registrant’s service areas during the past three years.

Santa Maria Groundwater Basin Adjudication:

In 1997, the Santa Maria Valley Water Conservation District (“plaintiff”) filed a lawsuit against multiple defendants, including GSWC, the City of Santa Maria, and several other public water purveyors. The plaintiff’s lawsuit sought an adjudication of the Santa Maria Groundwater Basin (the “Basin”). A stipulated settlement of the lawsuit has been reached, subject to CPUC approval.  The settlement, among other things, if approved by the CPUC, would preserve GSWC’s historical pumping rights and secure supplemental water rights for use in case of drought or other reductions in the natural yield of the Basin. GSWC, under the stipulation, has a right to 10,000 acre-feet of groundwater replenishment provided by the Twitchell Project, a storage and flood control reservoir project operated by the plaintiff.  A monitoring and annual reporting program has been established to allow the parties to responsibly manage the Basin and to respond to shortage conditions.  If severe water shortage conditions are found over a period of five years, the management area engineer will make findings and recommendations to alleviate such shortages.  If the Basin experiences severe shortage conditions, the court has the authority to limit GSWC’s groundwater production to 10,248 acre-feet per year, based on developed water in the Basin.  Over the last five years, GSWC’s average groundwater production has been 10,140 acre-feet per year.

In February 2008, the court issued its final judgment, which approved and incorporated the stipulation.  The judgment awarded GSWC prescriptive rights to groundwater against the non-stipulating parties.  In addition, the judgment granted GSWC the right to use the Basin for temporary storage and to recapture 45 percent of the return flows that are generated from its importation of State Water Project water.  Pursuant to this judgment, the court retained jurisdiction over all of the parties to make supplemental orders or to amend the judgment as necessary.  In March 2008, the non-stipulating parties filed notices of appeal.  In November 2012, the Appellate Court upheld the Santa Maria judgment, with a remand to the trial court to clarify the narrow issue that non-stipulating parties retained their overlying rights.  There is no dispute on this clarification.  In December 2012, the Appellate Court further modified the decision clarifying the basis for the overdraft finding that precipitated the prescriptive right finding.  In December 2012, the non-stipulating parties filed a request with the California Supreme Court for a review of the Appellate Court findings. In February 2013, the California Supreme Court denied the parties’ request for review of the Appellate Court findings.

Environmental Clean-Up and Remediation:

Chadron Plant: GSWC has been involved in environmental remediation and clean-up at a plant site (“Chadron Plant”) that contained an underground storage tank which was used to store gasoline for its vehicles. This tank was removed in July 1990 along with the dispenser and ancillary piping. Since then, GSWC has been involved in various remediation activities at this site.  After many years of remediation activities, management believes that the majority of the leaked gasoline product has been removed.  However, a sheen of gasoline still remains at the top of the groundwater.  Additional groundwater remediation will be required before further soil remediation can be commenced.  Management at this time cannot estimate when additional soil remediation will commence, due to the persistence of gasoline product in the groundwater.   As of December 31, 2012, the total spent to clean-up and remediate GSWC’s plant facility was approximately $3.5 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund. Amounts paid by GSWC have been included in rate base and approved by the CPUC for recovery.

As of December 31, 2012, GSWC has an accrued liability for the estimated additional cost of $1.2 million to complete the clean-up at the site. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management also believes it is probable that the estimated additional costs will be approved in rate base by the CPUC and has recorded a corresponding regulatory asset.

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

Note 15 - Construction Program

GSWC maintains an ongoing water distribution main replacement program throughout its customer service areas based on the age and type of distribution system materials, priority of leaks detected, remaining productive life of the distribution system and an underlying replacement schedule. In addition, GSWC upgrades its electric and water supply facilities in accordance with industry standards, local requirements and CPUC requirements.  As of December 31, 2012, GSWC has unconditional purchase obligations for capital projects of approximately $28.3 million.

ASUS actively seeks opportunities to operate and maintain water and/or wastewater systems at U.S. government military installations. The Military Utility Privatization Subsidiaries have capital commitments that are being funded by the U.S. government. In certain circumstances, the government may request that ASUS finance the cost of selected construction projects.  ASUS will consider financing such projects.  The terms of any such financing, including interest rates, will be determined on a case-by-case basis.

Note 16 — Business Segments

AWR has three reportable segments, water, electric and contracted services, whereas GSWC has two segments, water and electric. AWR has no material assets other than its investments in its subsidiaries on a stand-alone basis.

All activities of GSWC are geographically located within California.  The operating activities of CCWC have been included in discontinued operations as described in Note 19.  All activities of CCWC were located in the state of Arizona. GSWC is, and CCWC was, a rate-regulated utility.

Activities of ASUS and its subsidiaries are conducted in California, Georgia, Maryland, New Mexico, North Carolina, South Carolina, Texas and Virginia.  Each of ASUS’s wholly-owned subsidiaries is regulated by the state in which the subsidiary primarily conducts water and/or wastewater operations.  Fees charged for operations and maintenance, and renewal and replacement services are based upon the terms of the contracts with the U.S. government which have been filed with the commissions in the states in which ASUS’s subsidiaries are incorporated.

The tables below set forth information relating to GSWC’s operating segments, ASUS and its subsidiaries, and other matters. Total assets by segment are not presented below, as certain of Registrant’s assets are not tracked by segment. The utility plants are net of respective accumulated provisions for depreciation. Capital additions reflect capital expenditures paid in cash and exclude property installed by developers and conveyed to GSWC and through May 31, 2011 for CCWC.

	As Of And For The Year Ended December 31, 2012
	GSWC		ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric	Contracts	Parent	AWR
Operating revenues	$305,898	$37,033	$123,977	$—	$466,908
Operating income (loss)	78,104	8,501	24,608	(119)	111,094
Interest expense, net	19,783	1,533	179	(63)	21,432
Utility Plant	871,756	41,381	4,654	—	917,791
Depreciation and amortization expense (1)	37,905	2,292	1,188	—	41,385
Income tax expense	24,231	2,269	9,437	8	35,945
Capital additions	62,500	4,331	1,273	—	68,104

	As Of And For The Year Ended December 31, 2011
	GSWC		CCWC	ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric	Water	Contracts	Parent	AWR
Operating revenues	$300,450	$36,275	$—	$83,188	$—	$419,913
Operating income (loss) (2)	77,017	6,661	(356)	11,855	(73)	95,104
Interest expense, net	20,990	1,501	—	372	(41)	22,822
Utility Plant	852,264	39,681	—	4,555	—	896,500
Depreciation and amortization expense (1)	35,450	2,011	—	888	—	38,349
Income tax expense/(benefit)	24,151	1,820	(145)	4,431	(181)	30,076
Income from discontinued operations, net of tax (3)	—	—	1,612	—	2,237 (4)	3,849
Capital additions	73,991	4,447	—	1,843	—	80,281

	As Of And For The Year Ended December 31, 2010
	GSWC		CCWC	ASUS	AWR		Consolidated
(dollars in thousands)	Water	Electric	Water	Contracts	Parent		AWR
Operating revenues	$291,617	$35,799	$—	$72,360	$—		$399,776
Operating income (loss) (2)	58,121	5,680	(1,103)	11,487	(366)		73,819
Interest expense, net	17,803	1,498	—	(224)	153		19,230
Utility Plant	813,942	37,425	—	3,589	—		854,956
Depreciation and amortization expense (1)	34,360	2,240	—	805	—		37,405
Income tax expense/(benefit)	17,042	2,041	(449)	4,535	(134)		23,035
Income (loss) from discontinued operations, net of tax (3)	—	—	2,532	—	(426	)(4)	2,106
Capital additions	74,264	2,700	688	1,398	—		79,050

The following table reconciles total utility plant (a key figure for rate-making) to total consolidated assets (in thousands):

	December 31,
	2012	2011	2010
Total utility plant	$917,791	$896,500	$854,956
Other assets	363,152	341,862	337,079
Total consolidated assets	$1,280,943	$1,238,362	$1,192,035

(1)         Depreciation computed on GSWC’s transportation equipment is recorded in other operating expenses and totaled $1.8 million, $2.5 million and $2.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

(2)         Operating income (loss) includes CCWC’s allocated corporate overhead costs that are now primarily at GSWC.

(3)         In accordance with the accounting guidance relating to assets held for sale, Registrant did not record depreciation expense for CCWC in 2011.

(4)         Included in discontinued operation for the years ended December 31, 2011 and 2010 are direct transaction costs of $449,000 ($217,000 after tax) and $708,000 ($426,000 after tax), respectively, for legal and consulting services in connection with the sale of CCWC.

Note 17 — Allowance for Doubtful Accounts

The table below presents Registrant’s provision for doubtful accounts charged to expense and accounts written off, net of recoveries. Provisions included in 2012, 2011 and 2010 for AWR and GSWC are as follows:

	AWR
	December 31,
(dollars in thousands)	2012	2011	2010
Balance at beginning of year	$1,048	$1,051	$1,158
Provision charged to expense	1,710	938	1,041
Accounts written off, net of recoveries	(1,530)	(941)	(1,148)
Balance at end of year	$1,228	$1,048	$1,051

Allowance for doubtful accounts related to accounts receivable-customer	$797	$715	$670
Allowance for doubtful accounts related to receivable from U.S. government	8	—	43
Allowance for doubtful accounts related to other accounts receivable	423	333	338
Total allowance for doubtful accounts	$1,228	$1,048	$1,051

	GSWC
	December 31,
(dollars in thousands)	2012	2011	2010
Balance at beginning of year	$1,005	$1,005	$1,088
Provision charged to expense	1,668	859	1,041
Accounts written off, net of recoveries	(1,496)	(859)	(1,124)
Balance at end of year	$1,177	$1,005	$1,005

Allowance for doubtful accounts related to accounts receivable-customer	$797	$715	$670
Allowance for doubtful accounts related to other accounts receivable	380	290	335
Total allowance for doubtful accounts	$1,177	$1,005	$1,005

Note 18 — Supplemental Cash Flow Information

The following table sets forth non-cash financing and investing activities and other cash flow information (in thousands).

	AWR			GSWC
	December 31,			December 31,
	2012	2011	2010	2012	2011	2010
Taxes and Interest Paid:
Income taxes paid	$19,411	$31,842	$22,287	$11,027	$25,810	$16,310
Interest paid	22,495	22,671	21,632	22,495	22,463	21,016

Non-Cash Transactions:
Accrued payables for investment in utility plant	$12,113	$13,717	$9,046	$12,113	$13,717	$9,046
Property installed by developers and conveyed	2,069	1,264	3,471	2,069	1,264	3,471

Note 19 — Discontinued Operations:

On May 31, 2011, AWR sold CCWC to EPCOR Water (USA) Inc. for a total purchase price of $35.2 million, including the assumption of approximately $5.6 million of long-term debt. AWR received approximately $29.6 million in cash, which was primarily used to pay down short-term borrowings.  The completion of the sale generated a gain (net of taxes and transaction costs) of approximately $2.2 million during 2011.  A summary of discontinued operations presented in the consolidated statements of income for the years ended December 31, 2011 and 2010 is as follows (in thousands):

	For the Years Ended December 31,
(dollars in thousands)	2011 (5)	2010
Operating revenues	$3,492	$8,745
Supply costs and other operating expenses	1,420	4,237
Gain on settlement for removal of a well	(760)	—
Operating income (1)	2,832	4,508

Interest expense, net	(142)	(356)

Income before income taxes	2,690	4,152

Income tax expense (2)	1,078	1,620
Income from the operations of discontinued operations, net of tax	1,612	2,532

Gain on sale of business, net of tax	2,454	—
Transaction costs, net of taxes (3)	(217)	(426)
Income from discontinued operations (4)	$3,849	$2,106

(1)         In accordance with the accounting guidance relating to assets held for sale, Registrant ceased recording depreciation expense for CCWC as of June 2010.

(2)         Income tax expense does not include the effects of CCWC’s inclusion in the AWR combined California unitary return, which are included in, and do not materially affect, the income tax expense of continuing operations.

(3)         Included in discontinued operations for the years ended December 31, 2011 and 2010 are direct transaction costs of $449,000 and $708,000, respectively, for legal and consulting services in connection with the sale of CCWC.

(4)         Corporate overhead costs allocated to CCWC have been excluded from discontinued operations.  The majority of these costs continue to be incurred, primarily at GSWC.  Accordingly, these corporate overhead costs have been included in other operating expenses and administrative and general expenses as part of continuing operations in the consolidated statements of income.  Such costs allocated to CCWC that have been reflected as part of continuing operations amounted to $356,000 and $1,103,000 for the years ended December 31, 2011 and 2010, respectively.

(5)         The 2011 financial results for CCWC represent activity for the five months ended May 31, 2011.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

American States Water Company

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of American States Water Company and its subsidiaries (“the Company”) at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

March 1, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholder of Golden State Water Company

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Golden State Water Company (the “Company”) at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

March 1, 2013

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

The Audit Committee, composed of five outside directors, exercises oversight of management’s discharge of its responsibilities regarding the systems of internal control and financial reporting. The committee periodically meets with management, the internal auditor and the independent accountants to review the work and findings of each. The committee also reviews the qualifications of, and recommends to the board of directors, a firm of independent registered public accountants.

Registrant’s independent registered public accounting firm, PricewaterhouseCoopers LLP, is engaged to audit the consolidated financial statements included in this report in accordance with the standards of the Public Company Accounting Oversight Board (United States) and to express an opinion on whether those consolidated financial statements fairly present, in all material respects, Registrant’s results of operations, financial position and cash flows. In addition, the effectiveness of AWR’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP. The result of their work is expressed in their Report of Independent Registered Public Accounting Firm.

/s/	ROBERT J. SPROWLS	/s/	EVA G. TANG
	Robert J. Sprowls		Eva G. Tang
	President and Chief Executive Officer		Chief Financial Officer,
Senior Vice President - Finance,
Treasurer and Corporate Secretary

March 1, 2013

Selected Quarterly Financial Data (Unaudited)

The quarterly financial information presented below is unaudited. The business of Registrant is of a seasonal nature and it is management’s opinion that comparisons of earnings for the quarterly periods do not reflect overall trends and changes in Registrant’s operations.

	AWR
	For The Year Ended December 31, 2012
(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Operating revenues from continuing operations	$106,892	$114,582	$133,893	$111,541	$466,908
Operating income from continuing operations	23,367	30,125	36,480	21,122	111,094
Income from continuing operations, net of tax	10,115	15,078	18,664	10,291	54,148
Basic earnings per share:
Income from continuing operations	0.53	0.79	0.97	0.54	2.83
Diluted earnings per share:
Income from continuing operations	0.53	0.79	0.97	0.53	2.82

	GSWC
	For The Year Ended December 31, 2012
(in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Operating revenues	$77,014	$89,530	$99,525	$76,862	$342,931
Operating income	18,707	24,150	29,961	13,787	86,605
Net income	7,382	11,358	14,575	5,905	39,220

	AWR
	For The Year Ended December 31, 2011
(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Operating revenues from continuing operations	$94,485	$110,079	$120,104	$95,245	$419,913
Operating income from continuing operations	17,995	29,139	32,420	15,550	95,104
Income from continuing operations, net of tax	6,955	12,728	15,617	6,710	42,010
Income (loss) from discontinued operations, net of tax	634	3,234	(18)	(1)	3,849
Basic earnings per share:
Income from continuing operations	0.37	0.68	0.83	0.36	2.24
Income from discontinued operations	0.03	0.17	—	—	0.20
Diluted earnings per share:
Income from continuing operations	0.37	0.68	0.83	0.35	2.23
Income from discontinued operations	0.03	0.17	—	—	0.20

	GSWC
	For The Year Ended December 31, 2011
(in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Operating revenues	$75,228	$88,111	$98,709	$74,677	$336,725
Operating income	17,038	24,711	28,400	13,529	83,678
Net income	6,402	10,005	13,028	5,387	34,822

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

(a)            Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that the disclosure controls and procedures of AWR and GSWC were effective as of the end of the period covered by this annual report.

(b)            Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that the internal control over financial reporting of AWR and GSWC was effective as of December 31, 2012.

(c)             Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting of AWR as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(d)            Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d(f) under the Exchange Act) of AWR and GSWC that occurred during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information responsive to Part III, Item 10 is included in the Proxy Statement, to be filed by AWR with the SEC pursuant to Regulation 14A, under the captions therein entitled: (i) “Proposal 1:  Election of Directors”; (ii) “Executive Officers”; (iii) “Governance of the Company”;  (iv) “Stock Ownership”; (v) “Nominating and Governance Committee”; (vi) “Audit and Finance Committee;”,and (vii) “Obtaining Additional Information From Us” and is incorporated herein by reference pursuant to General Instruction G(3).

Item 11. Executive Compensation

Information responsive to Part III, Item 11 is included in the Proxy Statement, to be filed by AWR with the SEC pursuant to Regulation 14A, under the captions therein entitled: (i) “Proposal 1:  Election of Directors”; (ii) “ Executive Officers;” and (iii) “Compensation Committee” and is incorporated herein by reference pursuant to General Instruction G(3).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to Part III, Item 12 is included in the Proxy Statement, to be filed by AWR with the SEC pursuant to Regulation 14A, under the caption entitled “Stock Ownership”, and “Proposal 2, Approval of 2013 Non-Employee Directors Stock Plan” and is incorporated herein by reference pursuant to General Instruction G(3).

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information responsive to Part III, Item 13 is included in the Proxy Statement, to be filed by AWR with the SEC pursuant to Regulation 14A, under the caption therein entitled “Governance of the Company” and is incorporated herein by reference pursuant to General Instruction G(3).

Item 14. Principal Accounting Fees and Services

Information responsive to Part III, Item 14 is included in the Proxy Statement, to be filed by AWR with the SEC pursuant to Regulation 14A, under the caption therein entitled “Proposal 4:  Ratification of Auditors” and is incorporated herein by reference pursuant to General Instruction G(3).

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)         The following documents are filed as a part of this Annual Report on Form 10-K:

1. Reference is made to the Financial Statements incorporated herein by reference to Part II, Item 8 hereof.

2. Schedule I — Condensed Financial Information of AWR. Schedules II, III, IV, and V are omitted as they are not applicable.

3. Reference is made to Item 15(b) of this Annual Report on Form 10-K.

(b) Exhibits:

3.1	By-Laws of American States Water Company incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K, filed January 4, 2008

3.2	By-laws of Golden State Water Company incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed January 2, 2009

3.3

Amended and Restated Articles of Incorporation of American States Water Company incorporated by reference to Exhibit 3.3 of Registrant’s Form 10-K/A for the year ended December 31, 2003 (File No. 1-14431)

3.4

Restated Articles of Incorporation of Golden State Water Company, as amended, incorporated herein by reference to Exhibit 3.1 of Registrant’s Form 10-Q for the quarter ended September 30, 2005 (File No. 1-14431)

4.1

Indenture, dated September 1, 1993 between Golden State Water Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, as supplemented, incorporated herein by reference to Exhibit 4.01 of Golden State Water Company Form S-3 filed December 12, 2008

4.2

Note Purchase Agreement dated as of October 11, 2005 between Golden State Water Company and Co-Bank, ACB incorporated by reference to Exhibit 4.1 of Registrant’s Form 8-K filed October 13, 2005 (File No. 1-14431)

4.3

Note Purchase Agreement dated as of March 10, 2009 between Golden State Water Company and Co-Bank, ACB, incorporated herein by reference to Exhibit 10.16 to Registrant’s Form 10-K filed on March 13, 2009

4.4

Indenture dated as of December 1, 1998 between American States Water Company and The Bank of New York Mellon Trust Company, N.A., as supplemented by the First Supplemental Indenture dated as of July 31, 2009 incorporated herein by reference to Exhibit 4.1 of American States Water Company’s Form 10-Q for the quarter ended June 30, 2009

10.1	Deferred Compensation Plan for Directors and Executives incorporated herein by reference to Registrant’s Registration Statement on Form S-2, Registration No. 33-5151 (2)

10.2

Second Sublease dated October 5, 1984 between Golden State Water Company and Three Valleys Municipal Water District incorporated herein by reference to Registrant’s Registration Statement on Form S-2, Registration No. 33-5151

10.3

Note Agreement dated as of May 15, 1991 between Golden State Water Company and Transamerica Occidental Life Insurance Company incorporated herein by reference to Registrant’s Form 10-Q with respect to the quarter ended June 30, 1991 (File No. 1-14431)

10.4

Schedule of omitted Note Agreements, dated May 15, 1991, between Golden State Water Company and Transamerica Annuity Life Insurance Company, and Golden State Water Company and First Colony Life Insurance Company incorporated herein by reference to Registrant’s Form 10-Q with respect to the quarter ended June 30, 1991 (File No. 1-14431)

10.5

Loan Agreement between California Pollution Control Financing Authority and Golden State Water Company, dated as of December 1, 1996 incorporated by reference to Exhibit 10.7 of Registrant’s Form 10-K for the year ended December 31, 1998 (File No. 1-14431)

10.6

Agreement for Financing Capital Improvement dated as of June 2, 1992 between Golden State Water Company and Three Valleys Municipal Water District incorporated herein by reference to Registrant’s Form 10-K with respect to the year ended December 31, 1992 (File No. 1-14431)

10.7

Water Supply Agreement dated as of June 1, 1994 between Golden State Water Company and Central Coast Water Authority incorporated herein by reference to Exhibit 10.15 of Registrant’s Form 10-K with respect to the year ended December 31, 1994 (File No. 1-14431)

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

10.13

Loan and Trust Agreement between The Industrial Development Authority of The County of Maricopa, Chaparral City Water Company and Bank One, Arizona, NA, dated as of December 1, 1997 incorporated by reference to Exhibit 10.19 of Registrant’s Form 10-K with respect to the year ended December 31, 2000 (File No. 1-14431)

10.14

Subcontract among the United States, Central Arizona Water Conservation District and Chaparral City Water Company providing for water service, dated as of December 6, 1984 incorporated by reference to Exhibit 10.20 to Registrant’s Form 10-K with respect to the year ended December 31, 2000 (File No. 1-14431)

10.15

Contract between the United States and Chaparral City Water Company service, dated as of December 6, 1984 for construction of a water distribution system incorporated by reference to Exhibit 10.21 Registrant’s Form 10-K with respect to the year ended December 31, 2000 (File No. 1-14431)

10.16

Amended and Restated Credit Agreement between American States Water Company dated June 3, 2005 with Wells Fargo Bank, N.A., as Administrative Agent, as amended, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed June 3, 2010

10.17	Form of Indemnification Agreement for executive officers incorporated by reference to Exhibit 10.21 to Registrant’s Form 10-K for the year ended December 31, 2006 (File No. 1-14431)(2)

10.18

Form of Non-Qualified Stock Option Plan Agreement for officers and key employees for the 2000 Stock Incentive Plan incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on January 7, 2005 (File No. 1-14431) (2)

10.19

Form of Non-Qualified Stock Option Plan Agreement for officers and key employees for the 2000 Stock Incentive Plan incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the period ended March 31, 2006 (File No. 1-14431) (2)

10.20	Form of Director’s Non-Qualified Stock Option Agreement incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the period ended September 30, 2006(File No. 1-14431) (2)

10.21

Water Sale Agreement dated as of January 31, 2006 between Natomas Central Mutual Water Company and American States Utility Services, Inc. incorporated by reference to Exhibit 9.01 to Registrant’s Form 8-K filed February 3, 2006(File No. 1-14431)

10.22

Form of Restricted Stock Unit Award Agreement for officers and key employees under the 2000 Stock Incentive Plan incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K filed November 5, 2008 (2)

10.23

Form of Restricted Stock Unit Award Agreement for officers and key employees under the 2008 Stock Incentive Plan for restricted stock unit awards prior to January 1, 2011 incorporated by reference to Exhibit 10.4 of Registrant’s Form 8-K filed on November 5, 2008 (2)

10.24

Form of Amendment to Change in Control Agreement between American States Water Company or a subsidiary and certain executives incorporated herein by reference to Exhibit 10.6 to Registrant’s Form 8-K filed November 5, 2008 (2)

10.25	2008 Stock Incentive Plan incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed May 23, 2008 (2)

10.26

Form of Nonqualified Stock Option Agreement for officers and key employees for the 2008 Stock Incentive Plan incorporated for stock options granted prior to January 1, 2011 herein by reference to Exhibit 10.3 to Registrant’s Form 8-K filed May 23, 2008 (2)

10.27	2012 Short-Term Incentive Program incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on March 30, 2012(2)

10.28	Form of Award Agreement for Awards under the 2012 Short-Term Incentive Program incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on March 30, 2012(2)

10.29	Policy Regarding the Recoupment of Certain Performance-Based Compensation Payments incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on July 31, 2009(2)

10.30	Performance Incentive Plan incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on July 31, 2009(2)

10.31	Officer Relocation Policy incorporated herein by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed on July 31, 2009(2)

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

10.34	Performance Award Agreement for Robert J. Sprowls, dated as of May 29, 2012, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated June 4, 2012 (2)

10.35	Form of Indemnification Agreement for directors (1)(2)

21	Subsidiaries of Registrant (1)

23.1	Consent of Independent Registered Public Accounting Firm for AWR (1)

23.1.1	Consent of Independent Registered Public Accounting Firm for GSWC (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.1.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.2.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(c)  See Item 15(a)(2)

(1)            Filed concurrently herewith

(2)            Management contract or compensatory arrangement

(3)            Furnished concurrently herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN STATES WATER COMPANY (“AWR”):

By:	/s/ EVA G. TANG
Senior Vice President-Finance, Chief Financial
Officer, Treasurer and Corporate Secretary

GOLDEN STATE WATER COMPANY (“GSWC”):

By:	/s/ EVA G. TANG
Senior Vice President-Finance, Chief Financial
Officer and Secretary

Date:	March 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrants and in the capacities and on the dates indicated.

Date:
/s/ LLOYD E. ROSS		March 1, 2013
Lloyd E. Ross
Chairman of the Board and Director of AWR and GSWC

/s/ ROBERT J. SPROWLS		March 1, 2013
Robert J. Sprowls
Principal Executive Officer, President and Chief Executive Officer of AWR and GSWC and Director of AWR and GSWC

/s/ EVA G. TANG		March 1, 2013
Eva G. Tang
Principal Financial and Accounting Officer,
Senior Vice President-Finance, Chief Financial Officer, Treasurer and Corporate Secretary of AWR; and Senior Vice President-Finance, Chief Financial Officer and Secretary of GSWC

/s/ JAMES L. ANDERSON		March 1, 2013
James L. Anderson
Director of AWR and GSWC

/s/SARAH. J. ANDERSON		March 1, 2013
Sarah. J. Anderson
Director of AWR and GSWC

/s/ DIANA M. BONTÁ		March 1, 2013
Diana M. Bontá
Director of AWR and GSWC

/s/ JOHN R. FIELDER		March 1, 2013
John R. Fielder
Director of AWR and GSWC

/s/ ANNE M. HOLLOWAY		March 1, 2013
Anne M. Holloway
Director of AWR and GSWC

/s/ ROBERT F. KATHOL		March 1, 2013
Robert F. Kathol
Director of AWR and GSWC

/s/ GARY F. KING		March 1, 2013
Gary F. King
Director of AWR and GSWC

/s/ JAMES F. MCNULTY		March 1, 2013
James F. McNulty
Director of AWR and GSWC

/s/ JANICE F. WILKINS		March 1, 2013
Janice F. Wilkins
Director of AWR and GSWC

AMERICAN STATES WATER COMPANY
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF PARENT

CONDENSED BALANCE SHEET

	December 31,
(in thousands)	2012	2011
Assets

Cash and equivalents	$311	$981
Inter-company loan receivables	15,013	10,292
Deferred tax assets	633	—
Income taxes receivable and other receivables	1,415	1,447
Total current assets	17,372	12,720

Investments in subsidiaries	435,373	395,415
Other assets	2,421	3,010
Total assets	$455,166	$411,145

Liabilities and Capitalization

Notes payable to bank	$—	$2,000
Deferred taxes and other liabilities	117	166
Total current liabilities	117	2,166

Deferred taxes	49	—
Income taxes payable and other liabilities	421	313
Total other liabilities	470	313

Common shareholders’ equity	454,579	408,666
Total capitalization	454,579	408,666

Total liabilities and capitalization	$455,166	$411,145

The accompanying condensed note is an integral part of these condensed financial statements.

AMERICAN STATES WATER COMPANY
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT

CONDENSED STATEMENTS OF INCOME

	For the Years Ended December 31,
(In thousands, except per share amounts)	2012	2011	2010
Operating revenues and other income	$64	$238	$—
Operating expenses and other expenses	120	521	1,385
Income before equity in earnings of subsidiaries and income taxes	(56)	(283)	(1,385)

Equity in earnings of subsidiaries	54,212	46,483	34,165

Income before income taxes	54,156	46,200	32,780

Income tax expense (benefit)	8	341	(417)

Net income	$54,148	$45,859	$33,197

Weighted Average Number of Common Shares Outstanding	18,999	18,693	18,585
Basic Earnings Per Common Share	$2.83	$2.44	$1.78

Weighted Average Number of Diluted Common Shares Outstanding	19,131	18,837	18,736
Fully Diluted Earnings per Common Share	$2.82	$2.43	$1.77

The accompanying condensed note is an integral part of these condensed financial statements.

AMERICAN STATES WATER COMPANY
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF PARENT

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(in thousands)	2012	2011	2010

Cash Flows From Operating Activities	$16,885	$17,945	$17,627

Cash Flows From Investing Activities:
Loans (made to)/repaid from, wholly-owned subsidiaries	(4,720)	36,786	(22,475)
Increase in investment of subsidiary	—	(10,000)	(20,000)
Proceeds from the sale of CCWC	—	29,603	—
Net cash provided (used) in investing activities	(4,720)	56,389	(42,475)

Cash Flows From Financing Activities:
Proceeds from the issuance of common stock	—	1,658	1,838
Proceeds from stock option exercises	13,295	2,350	857
Net change in notes payable to banks	(2,000)	(58,900)	43,500
Dividends paid	(24,130)	(20,552)	(19,326)
Net cash (used) provided from financing activities	(12,835)	(75,444)	26,869

Increase (decrease) in cash and equivalents	(670)	(1,110)	2,021
Cash and equivalents at beginning of period	981	2,091	70

Cash and equivalents at the end of period	$311	$981	$2,091

The accompanying condensed note is an integral part of these condensed financial statements.

AMERICAN STATES WATER COMPANY
NOTES TO CONDENSED FINANCIAL INFORMATION OF PARENT

Note 1 — Basis of Presentation

The accompanying condensed financial statements of AWR (parent) should be read in conjunction with the consolidated financial statements and notes thereto of American States Water Company and subsidiaries (“Registrant”) included in Part II, Item 8 of this Form 10-K.  AWR’s (parent) significant accounting policies are consistent with those of Registrant and its wholly-owned subsidiary, Golden State Water Company (“GSWC”), except that all subsidiaries are accounted for as equity method investments.

As further discussed in Note 2 — Notes Payable to Banks, AWR (parent) has access to a $100.0 million syndicated credit facility. AWR (parent) borrows under this facility and provides funds to its subsidiaries, in support of their operations. Any amounts owed to AWR (parent) for borrowings under this facility are reflected as inter-company receivables on the condensed balance sheets.  The interest rate charged to the subsidiaries is sufficient to cover AWR (parent)’s interest cost under the credit facility.

Note 2 — Note Payable to Banks

AWR (parent) has access to a $100.0 million syndicated credit facility which expires in May 2013. AWR (parent) may, under the terms of the current agreement, elect to increase the aggregate bank commitments by up to an additional $40.0 million. The aggregate effective amount that may be outstanding under letters of credit is $25.0 million.  The rates (spreads to LIBOR) at which AWR (parent) may borrow under this facility increased due to market conditions. AWR has obtained letters of credit,  primarily for GSWC, in the aggregate amount of $18.2 million, including: (i) a letter of credit with a fee of 1.2%, in the amount of $6.3 million, in favor of a trustee with respect to the variable rate obligation issued by the Three Valleys Municipal Water District; (ii) letters of credit with a fee of 1.2%, in an aggregate amount of $540,000 as security for GSWC’s business automobile insurance policy; (iii) a letter of credit with a fee of 1.2%, in an amount of $585,000 as security for the purchase of power; (iv) a $7.2 million letter of credit with a fee of 1.2% representing 80% of total American Recovery and Reinvestment Act (“ARRA”) funds received for reimbursement of costs related to conversion of non-metered service in GSWC’s Arden-Cordova water system to metered service; and (v) an irrevocable letter of credit in the amount of $3.6 million, pursuant to a settlement agreement with Edison to cover GSWC’s commitment to pay the settlement amount. There were no compensating balances required.

Loans can be obtained at the option of AWR (parent) and bear interest at rates based on credit ratings and Euro rate margins.  In July 2012, Standard & Poor’s Ratings Services (“S&P”) affirmed the ‘A+’ corporate credit rating on AWR (parent) and GSWC with a stable outlook.  Pursuant to the revolving credit facility agreement, the “A+ stable” credit rating results in an interest rate spread on the facility of 120 basis points.

At December 31, 2012, there were no borrowings outstanding under this facility. At times, AWR (parent) borrows under this facility and provides loans to its subsidiaries in support of its operations, under terms that are similar to that of the credit facility.

AWR’s (parent) short-term borrowing activities (excluding letters of credit) for the last three years were as follows:

	December 31,
(in thousands, except percent)	2012	2011	2010
Balance Outstanding at December 31,	$—	$2,000	$60,900
Interest Rate at December 31,	1.41%	1.51%	1.47%
Average Amount Outstanding	$885	$25,713	$37,623
Weighted Average Annual Interest Rate	1.49%	1.46%	1.40%
Maximum Amount Outstanding	$6,000	$64,900	$63,900

All of the letters of credit are issued pursuant to the syndicated revolving credit facility. The syndicated revolving credit facility contains restrictions on prepayments, disposition of property, mergers, liens and negative pledges, indebtedness and guaranty obligations, transactions with affiliates, minimum interest coverage requirements, a maximum debt to capitalization ratio, and a minimum debt rating. Pursuant to the credit agreement, AWR (parent) must maintain a minimum interest coverage ratio of 3.25 times interest expense, a maximum total funded debt ratio of 0.65 to 1.00 and a minimum Moody’s Investors Service or S&P debt rating of Baa3 or BBB-, respectively.  As of December 31, 2012, 2011, and 2010, AWR (parent) was in compliance with these requirements. As of December 31, 2012, AWR (parent) has an interest coverage ratio of 6.78 times interest expense, a debt ratio of 0.44 to 1.00 and debt ratings of A2 and A+ by Moody’s Investors Service and S&P, respectively.

Note 3 — Income Taxes

AWR (parent) receives a tax benefit for expenses incurred at the parent-company level.  AWR (parent) also recognizes the effect of AWR’s consolidated California unitary apportionment, which is beneficial or detrimental depending on a combination of the profitability of AWR’s consolidated non-California activities as well as the proportion of its consolidated California sales to total sales.

Note 4 — Dividend from subsidiaries

Dividends in the amount of $16.9 million, $20.0 million and $19.6 million were paid to AWR (parent) by its wholly-owned subsidiaries during the years ended December 31, 2012, 2011 and 2010, respectively.