Form 10-Q
period 2013-03-31
Golden State Water CO; AMERICAN STATES WATER CO
filed 2013-05-10
CIK 92116, 1056903

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2013

or

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

As of May 7, 2013, the number of Common Shares outstanding, of American States Water Company was 19,284,804 shares. As of May 7, 2013, all of the 146 outstanding Common Shares of Golden State Water Company were owned by American States Water Company.

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

This quarterly report on Form 10-Q is a combined report being filed by two separate Registrants: AWR and GSWC. For more information, please see Note 1 of the Notes to Consolidated Financial Statements and the heading entitled General in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. References in this report to “Registrant” are to AWR and GSWC collectively, unless otherwise specified. GSWC makes no representations as to the information contained in this report relating to AWR and its subsidiaries, other than GSWC.

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

•                  Our ability to recover increases in permitting costs and in costs associated with negotiating and complying with the terms of our franchise agreements with cities and counties and other demands made upon us by the cities and counties in which GSWC operates

•                  Changes in accounting valuations and estimates, including changes resulting from changes in our assessment of anticipated recovery of regulatory assets, liabilities and revenues subject to refund or regulatory disallowances

•                  Changes in environmental laws and water and wastewater quality requirements and increases in costs associated with complying with these laws and requirements

•                  Availability of water supplies, which may be adversely affected by changes in weather patterns, contamination and court decisions or other governmental actions restricting use of water from the Colorado River, transportation of water to GSWC’s service areas through the California State Water Project or pumping of groundwater

•                  Our ability to obtain adequate, reliable and cost-effective supplies of chemicals, electricity, fuel, water and other raw materials that are needed for our water and wastewater operations

•                  Our ability to recover the costs associated with the contamination of GSWC’s groundwater supplies from parties responsible for the contamination or through the ratemaking process and the time and expense incurred by us in obtaining recovery of such costs

•                  Adequacy of our power supplies for GSWC’s Bear Valley Electric Service division and the extent to which we can manage and respond to the volatility of electric and natural gas prices

•                  Our ability to comply with the CPUC’s renewable energy procurement requirements

•                  Changes in GSWC customer demand due to unanticipated population growth or decline, changes in climate conditions, general economic and financial market conditions, cost increases and conservation

•                  Changes in accounting treatment for regulated utilities

•                  Changes in estimates used in ASUS’s revenue recognition under the percentage of completion method of accounting for our construction activities at our contracted services business

•                  Termination, in whole or in part, of our contracts to provide water and/or wastewater services at military bases for the convenience of the U.S. government or for default

•                  Delays in filing for or obtaining redetermination of prices or equitable adjustments to our prices on our contracts to provide water and/or wastewater services at military bases

•                  Disallowance of costs on our contracts to provide water and/or wastewater services at military bases as a result of audits, cost review or investigations by contracting agencies

•                  Inaccurate assumptions used in preparing bids in our contracted services business

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

Please consider our forward-looking statements in light of these risks (which are more fully disclosed in our 2012 Annual Report on Form 10-K) as you read this Form 10-Q.  We qualify all of our forward-looking statements by these cautionary statements.

AMERICAN STATES WATER COMPANY

CONSOLIDATED BALANCE SHEETS

ASSETS

(Unaudited)

(in thousands)	March 31, 2013	December 31, 2012
Property, Plant and Equipment
Regulated utility plant, at cost	$1,367,474	$1,351,086
Non utility property, at cost	9,329	9,021
Total	1,376,803	1,360,107
Less - Accumulated depreciation	(447,265)	(442,316)
Net property, plant and equipment	929,538	917,791

Other Property and Investments
Goodwill	1,116	1,116
Other property and investments	13,835	13,755
Total other property and investments	14,951	14,871

Current Assets
Cash and cash equivalents	32,794	23,486
Accounts receivable — customers (less allowance for doubtful accounts of $753 in 2013 and $797 in 2012)	17,315	19,491
Unbilled revenue	14,522	16,147
Receivable from the U.S. government (less allowance for doubtful accounts of $0 in 2013 and $8 in 2012)	5,377	12,905
Other accounts receivable (less allowance for doubtful accounts of $413 in 2013 and $423 in 2012)	5,467	7,062
Income taxes receivable	1,675	16,547
Materials and supplies, at average cost	7,210	5,348
Regulatory assets — current	34,376	32,336
Prepayments and other current assets	4,251	4,391
Costs and estimated earnings in excess of billings on uncompleted contracts	42,154	37,703
Deferred income taxes — current	8,731	8,617
Total current assets	173,872	184,033

Regulatory and Other Assets
Regulatory assets	150,853	143,679
Costs and estimated earnings in excess of billings on uncompleted contracts	1,065	436
Receivable from the U.S. government (less allowance for doubtful accounts of $0 in 2013 and 2012)	3,812	4,535
Deferred income taxes	11	11
Other	15,412	15,587
Total regulatory and other assets	171,153	164,248

Total Assets	$1,289,514	$1,280,943

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY

CONSOLIDATED BALANCE SHEETS

CAPITALIZATION AND LIABILITIES

(Unaudited)

(in thousands)	March 31, 2013	December 31, 2012
Capitalization
Common shares, no par value	$249,874	$249,322
Earnings reinvested in the business	211,847	205,257
Total common shareholders’ equity	461,721	454,579
Long-term debt	332,446	332,463
Total capitalization	794,167	787,042

Current Liabilities
Long-term debt — current	3,383	3,328
Accounts payable	46,605	40,569
Income taxes payable	750	511
Accrued other taxes	4,125	8,167
Accrued employee expenses	10,952	9,919
Accrued interest	6,240	3,909
Unrealized loss on purchased power contracts	1,540	3,060
Billings in excess of costs and estimated earnings on uncompleted contracts	2,702	12,572
Other	13,547	11,662
Total current liabilities	89,844	93,697

Other Credits
Advances for construction	70,580	70,781
Contributions in aid of construction - net	109,923	106,450
Deferred income taxes	142,598	142,597
Unamortized investment tax credits	1,859	1,881
Accrued pension and other postretirement benefits	73,718	71,618
Other	6,825	6,877
Total other credits	405,503	400,204

Commitments and Contingencies (Note 8)	—	—

Total Capitalization and Liabilities	$1,289,514	$1,280,943

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS

ENDED MARCH 31, 2013 AND 2012

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2013	2012
Operating Revenues
Water	$69,233	$66,201
Electric	10,734	10,813
Contracted services	30,585	29,878
Total operating revenues	110,552	106,892

Operating Expenses
Water purchased	10,732	9,552
Power purchased for pumping	1,639	1,556
Groundwater production assessment	3,187	3,323
Power purchased for resale	3,680	3,191
Supply cost balancing accounts	1,371	3,437
Other operation expenses	5,454	7,426
Administrative and general expenses	17,907	16,829
Depreciation and amortization	9,816	10,490
Maintenance	3,934	3,331
Property and other taxes	4,148	4,105
ASUS construction expenses	20,733	20,285
Net gain on sale of property	(12)	—
Total operating expenses	82,589	83,525

Operating Income	27,963	23,367

Other Income and Expenses
Interest expense	(5,778)	(6,070)
Interest income	187	215
Other, net	342	229
Total other income and expenses	(5,249)	(5,626)

Income from operations before income tax expense	22,714	17,741

Income tax expense	9,249	7,626

Net Income	$13,465	$10,115

Weighted Average Number of Common Shares Outstanding	19,265	18,831
Basic Earnings Per Common Share	$0.69	$0.53

Weighted Average Number of Diluted Shares	19,311	18,973
Fully Diluted Earnings Per Common Share	$0.69	$0.53

Dividends Declared Per Common Share	$0.355	$0.280

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2013	2012
Cash Flows From Operating Activities:
Net income	$13,465	$10,115
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,066	11,067
Provision for doubtful accounts	188	653
Deferred income taxes and investment tax credits	270	(2)
Stock-based compensation expense	661	542
Other — net	(172)	(140)
Changes in assets and liabilities:
Accounts receivable — customers	1,998	911
Unbilled revenue	1,625	(781)
Other accounts receivable	1,585	1,989
Receivable from the U.S. government	8,251	(5,110)
Materials and supplies	(1,862)	(1,727)
Prepayments and other current assets	140	(1,480)
Regulatory assets — supply cost balancing accounts	1,371	3,437
Costs and estimated earnings in excess of billings on uncompleted contracts	(5,080)	(1,362)
Other assets (including other regulatory assets)	(13,147)	(5,697)
Accounts payable	2,229	2,745
Income taxes receivable/payable	15,111	7,603
Billings in excess of costs and estimated earnings on uncompleted contracts	(9,870)	(1,154)
Accrued pension and other postretirement benefits	3,021	3,145
Other liabilities	1,155	1,836
Net cash provided	31,005	26,590

Cash Flows From Investing Activities:
Construction expenditures	(18,425)	(14,967)
Proceed from sale of property	12	—
Net cash used	(18,413)	(14,967)

Cash Flows From Financing Activities:
Proceeds from issuance of Common Shares and stock option exercises	625	1,403
Receipt of advances for and contributions in aid of construction	4,151	538
Refunds on advances for construction	(430)	(499)
Repayments of long-term debt	(22)	(65)
Net change in notes payable to banks	—	(2,000)
Dividends paid	(6,838)	(5,277)
Other — net	(770)	(480)
Net cash used	(3,284)	(6,380)
Net increase in cash and cash equivalents	9,308	5,243
Cash and cash equivalents, beginning of period	23,486	1,315
Cash and cash equivalents, end of period	$32,794	$6,558

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN STATE WATER COMPANY

BALANCE SHEETS

ASSETS

(Unaudited)

(in thousands)	March 31, 2013	December 31, 2012
Utility Plant
Utility plant, at cost	$1,367,474	$1,351,086
Less - Accumulated depreciation	(442,648)	(437,949)
Net utility plant	924,826	913,137

Other Property and Investments	11,673	11,590

Current Assets
Cash and cash equivalents	32,135	22,578
Accounts receivable-customers (less allowance for doubtful accounts of $753 in 2013 and $797 in 2012)	17,315	19,491
Unbilled revenue	14,522	16,147
Inter-company receivable	5,330	2,508
Other accounts receivable (less allowance for doubtful accounts of $371 in 2013 and $380 in 2012)	3,926	6,377
Income taxes receivable from Parent	2,788	16,442
Materials and supplies, at average cost	2,324	2,244
Regulatory assets — current	34,376	32,336
Prepayments and other current assets	3,618	4,162
Deferred income taxes — current	7,682	7,577
Total current assets	124,016	129,862

Regulatory and Other Assets
Regulatory assets	150,853	143,679
Other accounts receivable	1,445	1,445
Other	14,153	14,339
Total regulatory and other assets	166,451	159,463

Total Assets	$1,226,966	$1,214,052

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY

BALANCE SHEETS

CAPITALIZATION AND LIABILITIES

(Unaudited)

(in thousands)	March 31, 2013	December 31, 2012
Capitalization
Common shares, no par value	$231,309	$231,480
Earnings reinvested in the business	188,648	184,777
Total common shareholder’s equity	419,957	416,257
Long-term debt	332,446	332,463
Total capitalization	752,403	748,720

Current Liabilities
Long-term debt — current	3,383	3,328
Accounts payable	31,829	27,292
Accrued other taxes	3,628	7,720
Accrued employee expenses	9,552	8,786
Accrued interest	6,240	3,909
Unrealized loss on purchased power contracts	1,540	3,060
Other	13,462	11,606
Total current liabilities	69,634	65,701

Other Credits
Advances for construction	70,580	70,781
Contributions in aid of construction — net	109,923	106,450
Deferred income taxes	142,083	142,082
Unamortized investment tax credits	1,859	1,881
Accrued pension and other postretirement benefits	73,718	71,618
Other	6,766	6,819
Total other credits	404,929	399,631

Commitments and Contingencies (Note 8)	—	—

Total Capitalization and Liabilities	$1,226,966	$1,214,052

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY

STATEMENTS OF INCOME

FOR THE THREE MONTHS

ENDED MARCH 31, 2013 AND 2012

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2013	2012
Operating Revenues
Water	$69,233	$66,201
Electric	10,734	10,813
Total operating revenues	79,967	77,014

Operating Expenses
Water purchased	10,732	9,552
Power purchased for pumping	1,639	1,556
Groundwater production assessment	3,187	3,323
Power purchased for resale	3,680	3,191
Supply cost balancing accounts	1,371	3,437
Other operation expenses	4,797	6,649
Administrative and general expenses	14,234	13,696
Depreciation and amortization	9,522	10,220
Maintenance	3,493	2,940
Property and other taxes	3,716	3,743
Total operating expenses	56,371	58,307

Operating Income	23,596	18,707

Other Income and Expenses
Interest expense	(5,748)	(6,009)
Interest income	178	210
Other, net	342	229
Total other income and expenses	(5,228)	(5,570)

Income from operations before income tax expense	18,368	13,137

Income tax expense	7,663	5,755

Net Income	$10,705	$7,382

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY

STATEMENTS OF CASH FLOW

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2013	2012
Cash Flows From Operating Activities:
Net income	$10,705	$7,382
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,772	10,797
Provision for doubtful accounts	188	619
Deferred income taxes and investment tax credits	279	(5)
Stock-based compensation expense	400	341
Other — net	(159)	(174)
Changes in assets and liabilities:
Accounts receivable — customers	1,998	911
Unbilled revenue	1,625	(781)
Other accounts receivable	2,441	1,543
Materials and supplies	(80)	(77)
Prepayments and other current assets	544	(1,273)
Regulatory assets — supply cost balancing accounts	1,371	3,437
Other assets (including other regulatory assets)	(13,102)	(5,615)
Accounts payable	730	(2,633)
Inter-company receivable/payable	(2,822)	(502)
Income taxes receivable/payable from/to Parent	13,654	5,760
Accrued pension and other postretirement benefits	3,021	3,145
Other liabilities	808	1,614
Net cash provided	31,373	24,489

Cash Flows From Investing Activities:
Construction expenditures	(18,111)	(14,479)
Net cash used	(18,111)	(14,479)

Cash Flows From Financing Activities:
Receipt of advances for and contributions in aid of construction	4,151	538
Refunds on advances for construction	(430)	(499)
Repayments of long-term debt	(22)	(65)
Dividends paid	(6,800)	(5,000)
Other — net	(604)	(389)
Net cash used	(3,705)	(5,415)

Net increase in cash and cash equivalents	9,557	4,595
Cash and cash equivalents, beginning of period	22,578	—
Cash and cash equivalents, end of period	$32,135	$4,595

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

GSWC is a public utility engaged principally in the purchase, production, distribution and sale of water in California serving approximately 256,000 customers. GSWC also distributes electricity in several San Bernardino County mountain communities in California serving approximately 23,000 customers through its Bear Valley Electric Service (“BVES”) division. The California Public Utilities Commission (“CPUC”) regulates GSWC’s water and electric businesses, including properties, rates, services, facilities and other matters, and transactions by GSWC with its affiliates.  AWR’s assets and operating income are primarily those of GSWC.

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

Basis of Presentation: The consolidated financial statements and notes thereto are being presented in a combined report being filed by two separate Registrants: AWR and GSWC. References in this report to “Registrant” are to AWR and GSWC, collectively, unless otherwise specified.  Certain prior period amounts have been reclassified to conform to the 2013 financial statement presentation.

The consolidated financial statements of AWR include the accounts of AWR and its subsidiaries, all of which are wholly owned. These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Inter-company transactions and balances have been eliminated in the AWR consolidated financial statements.

The consolidated financial statements included herein have been prepared by Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The December 31, 2012 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal, recurring items and estimates necessary for a fair statement of the results for the interim periods, have been made. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Form 10-K for the year ended December 31, 2012 filed with the SEC.

GSWC’s Related Party Transactions: GSWC and other subsidiaries provide and receive various services to and from their parent, AWR, and among themselves. In addition, AWR has a $100.0 million syndicated credit facility. AWR borrows under this facility and provides funds to its subsidiaries, including GSWC, in support of their operations.  The interest rate charged to GSWC and other affiliates is sufficient to cover AWR’s interest cost under the credit facility. GSWC also allocates certain corporate office administrative and general costs to its affiliate, ASUS, using allocation factors approved by the CPUC.  Amounts owed to GSWC by its parent, AWR, or for allocated expenses are included in inter-company receivables as of March 31, 2013 and December 31, 2012.

Sales and Use Taxes:  GSWC bills certain sales and use taxes levied by state or local governments to its customers. Included in these sales and use taxes are franchise fees, which GSWC pays to various municipalities

(based on ordinances adopted by these municipalities) in order to use public right of way for utility purposes. GSWC bills these franchise fees to its customers based on a CPUC-authorized rate. These franchise fees, which are required to be paid regardless of GSWC’s ability to collect from the customer, are accounted for on a gross basis. GSWC’s franchise fees billed to customers and recorded as operating revenue were approximately $811,000 and $784,000 for the three months ended March 31, 2013 and 2012, respectively. When GSWC acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis.

Depending on the state in which the operations are conducted, ASUS and its subsidiaries are also subject to certain state non-income tax assessments generally computed on a “gross receipts” or “gross revenues” basis.  These non-income tax assessments are required to be paid regardless of whether the subsidiary is reimbursed by the U.S. government for these assessments under its 50-year contracts with the U.S. government.  The non-income tax assessments are accounted for on a gross basis and totaled $162,000 and $155,000 during the three months ended March 31, 2013 and 2012, respectively.

Accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on Registrant’s consolidated financial statements upon adoption.

Note 2 — Regulatory Matters:

In accordance with accounting principles for rate-regulated enterprises, Registrant records regulatory assets, which represent probable future recovery of costs from customers through the ratemaking process, and regulatory liabilities, which represent probable future refunds that are to be credited to customers through the ratemaking process. At March 31, 2013, Registrant had approximately $75.4 million of regulatory assets, net of regulatory liabilities not accruing carrying costs. Of this amount, $51.6 million relates to the underfunded positions of the pension and other post-retirement obligations, $16.0 million relates to deferred income taxes representing accelerated tax benefits flowed through to customers, which will be included in rates concurrently with recognition of the associated future tax expense, and $1.5 million relates to a memorandum account authorized by the CPUC to track unrealized gains and losses on GSWC’s purchase power contract over the life of the contract. The remainder relates to other items that do not provide for or incur carrying costs.

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

(dollars in thousands)	March 31, 2013	December 31, 2012
Water Revenue Adjustment Mechanism, net of Modified Cost Balancing Account	$44,449	$42,574
Base Revenue Requirement Adjustment Mechanism	7,270	6,833
Costs deferred for future recovery on Aerojet case	15,831	16,030
Pensions and other post-retirement obligations (Note 7)	56,484	56,894
Flow-through taxes, net (Note 6)	16,010	16,415
General rate case memorandum accounts	11,427	4,495
Other regulatory assets	40,280	40,332
Various refunds to customers	(6,522)	(7,558)
Total	$185,229	$176,015

Regulatory matters are discussed in detail in the consolidated financial statements and the notes thereto included in the Form 10-K for the year ended December 31, 2012 filed with the SEC. The discussion below focuses on significant matters and changes since December 31, 2012.

Alternative-Revenue Programs:

GSWC records the difference between what it bills its water customers and that which is authorized by the CPUC using the Water Revenue Adjustment Mechanism (“WRAM”) and Modified Cost Balancing Account (“MCBA”) accounts approved by the CPUC.  GSWC has implemented surcharges to recover all of its WRAM balances, net of the MCBA.  The recovery or refund of the WRAM is netted against the MCBA over- or under-collection for the corresponding rate-making area and is interest bearing at the current 90-day commercial paper rate.   For the three months ended March 31, 2013 and 2012, surcharges of $3.6 million and $3.4 million, respectively, were billed to customers to decrease previously incurred under-collections in the WRAM, net of MCBA accounts.  For the three months ended March 31, 2013, the WRAM and MCBA accounts also reflect the effects of the authorized 2013 adopted revenue and supply cost amounts approved in the CPUC’s final decision issued in May 2013 on GSWC’s water general rate case, discussed later under General Rate Case Memorandum

Accounts.  As of March 31, 2013, GSWC has a net aggregated regulatory asset of $44.4 million which is comprised of a $61.9 million under-collection in the WRAM accounts and $17.5 million over-collection in the MCBA accounts.

Based on CPUC guidelines, recovery periods relating to the majority of GSWC’s WRAM/MCBA balances range between 18 and 24 months.  In April 2012, the CPUC issued a final decision which, among other things, set the recovery periods for under-collection balances that are up to 15% of adopted annual revenues at 18 months or less.  In addition to adopting a new amortization schedule, the final decision sets a cap on total net WRAM/MCBA surcharges in any given calendar year of 10% of the last authorized revenue requirement. The cap is effective following the first test year of each applicant’s pending or next general rate case.  For GSWC, the cap will be applied to its 2013 WRAM balances filed in early 2014.  The cap requirement set forth in the final decision will not impact GSWC’s 2012 and prior year WRAM/MCBA balances.

For BVES, the CPUC approved the Base Revenue Requirement Adjustment Mechanism (“BRRAM”), which adjusts certain revenues to adopted levels.  In March 2013, the CPUC approved surcharges for recovery of BVES’ 2012 BRRAM balance. The CPUC approved a 36-month surcharge, with the amounts collected through December 2014 to be applied to the 2012 BRRAM under-collection.  Surcharges collected during the remainder of the 36-month period will recover a $1.6 million increase in the BVES revenue requirement representing the difference between the allocated general office costs authorized by the CPUC in its November 2010 decision on the Region II, Region III and general office rate case, and what was then in BVES’ rates for allocated general office costs.  As authorized by the CPUC, the $1.6 million was combined in the BRRAM for recovery through the surcharge; however, these costs are not considered an alternative revenue program.

General Rate Case Memorandum Accounts:

The balance in the general rate case memorandum accounts represents the revenue differences between interim rates and final rates authorized by the CPUC due to delays in receiving decisions on various general rate case applications. As of March 31, 2013, there is an aggregate of $11.4 million in the general rate case memorandum accounts, the majority of which is for retroactive rate increases effective January 1, 2013, as a result of the final decision issued by the CPUC in May 2013 on GSWC’s general rate case.

On May 9, 2013, the CPUC issued a final decision on GSWC’s general water rate case approving new rates for 2013 — 2015 at GSWC’s three water regions and the general office. The new rates were retroactive to January 1, 2013 and have been reflected in the 2013 first quarter results.  Accordingly, for the three months ended March 31, 2013, GSWC recorded a $7.3 million regulatory asset representing the difference between interim rates and the final rates authorized by the CPUC for the period January 1, 2013 through March 31, 2013. A surcharge to recover this difference is expected to be implemented during the second quarter of 2013.

Other Regulatory Assets:

Among other things, the final CPUC decision issued in May 2013 approved the recovery of various memorandum accounts which tracked certain previously incurred costs.  As a result, for the three months ended March 31, 2013, GSWC recorded $3.2 million in other regulatory assets, the majority of which was reflected as a decrease in certain operating expenses related to the approval of these memorandum accounts in the final decision.

Other Regulatory Matters:

CPUC Rehearing Matter:

In July 2011, the CPUC issued an order granting DRA’s request to rehear certain issues from the Region II, Region III and general office rate case approved in November 2010.  Among the issues in the rehearing was the La Serena plant improvement project included in rate base totaling approximately $3.5 million.  As a result of the CPUC’s decision in November 2010, GSWC had recorded a pretax charge of $2.2 million during 2010, which included the disallowance of a portion of the La Serena capital costs and the related revenues earned on those capital costs to be refunded to customers.  In March 2013, GSWC and DRA reached a settlement agreement, subject to CPUC approval, to resolve all the issues in the rehearing.  In March 2013, GSWC filed for CPUC approval of the settlement agreement. In anticipation of this settlement, GSWC recorded an additional pretax charge of $416,000 in 2012, representing disallowed plant improvement project costs and related revenues earned on those costs that it expects will be refunded to customers based upon the terms of the settlement being discussed. The settlement agreement, if approved, would resolve all issues arising from the rehearing.

BVES General Rate Case

In February 2012, BVES filed its general rate case (“GRC”) for new rates in years 2013 through 2016.  In August 2012, the Division of Ratepayer Advocates (“DRA”) issued its report on the GRC.  Included in DRA’s recommendations was a $2.0 million retroactive ratemaking proposal to increase BVES’ accumulated depreciation balance to reflect adopted depreciation expense for the years 2009 through 2012 rather than actual depreciation expense as recorded in accordance with GAAP.  DRA also recommended that one-half of deferred rate case costs be borne by shareholders, rather than entirely by customers, as has been authorized by the CPUC in prior rate cases.  As of March 31, 2013, GSWC has a $2.2 million regulatory asset representing deferred rate case costs for the current BVES general rate case, which the CPUC has historically allowed utilities to recover. If DRA prevails, GSWC may be required to record a charge to adjust accumulated depreciation and to write-off half of its deferred rate case costs. GSWC believes DRA’s recommendations are without merit and intends to vigorously defend its positions.  At this time, GSWC does not believe a potential loss is probable, but is unable to predict the final outcome of these matters in the pending rate case.

Hearings on BVES’s GRC, including the matters discussed above, were held in September 2012.  In November 2012, GSWC filed a motion to introduce new information regarding the results of a study on mandatory testing recently received on BVES’s transmission and distribution poles.  Bringing this new study data to the CPUC will help support the requests for capital expenditures. The administrative law judge assigned to this GRC re-opened the record to receive additional testimony on this study, and to conduct additional evidentiary hearings.  DRA has challenged the results of the study, and requested that BVES provide additional information.  A proposed decision for this GRC is now expected later in 2013.

Renewable Portfolio Standard

In December 2011, a new renewable standards procurement standards (“RPS”) law went into effect which changed, among other things, the prior RPS requirement based upon annual procurement targets to multi-year procurement targets.  Under the new RPS law, BVES must procure sufficient RPS-eligible resources to meet: (i) any RPS procurement requirement deficit for any year prior to 2011, and (ii) RPS procurement requirements for the 2011 — 2013 compliance period by no later than December 31, 2013.  BVES’ latest RPS reports under the new law were submitted to the CPUC in December 2012, and did not reflect any RPS procurement deficiencies nor any potential or actual penalties.  Accordingly, no provision for loss has been recorded in the financial statements as of March 31, 2013.

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

In November 2011, GSWC filed for CPUC approval for the purchase of RECs from the Los Angeles County Sanitation District.  In July 2012, the CPUC approved the purchase.  BVES intends to apply these RECS towards either its pre-2011 RPS requirements or its 2011-2013 requirements  The RECs will be included as part of the electric supply cost balancing account when the RECs are applied towards the RPS requirements during the fourth quarter of 2013.

Note 3 — Earnings per Share/Capital Stock:

In accordance with the accounting guidance for participating securities and earnings per share (“EPS”), Registrant uses the “two-class” method of computing EPS. The “two-class” method is an earnings allocation formula that determines EPS for each class of common stock and participating security. AWR has participating securities related to its stock-based awards that earn dividend equivalents on an equal basis with AWR’s Common Shares (the “Common Shares”).  In applying the “two-class” method, undistributed earnings are allocated to both common shares and participating securities.

The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating basic net income per share:

	Basic:	For The Three Months Ended March 31,
	(in thousands, except per share amounts)	2013	2012
	Net income	$13,465	$10,115
Less: (a)	Distributed earnings to common shareholders	6,839	5,273
	Distributed earnings to participating securities	107	35
	Undistributed earnings	6,519	4,807

	(b) Undistributed earnings allocated to common shareholders	6,419	4,775
	Undistributed earnings allocated to participating securities	100	32
	Total income available to common shareholders, basic (a)+(b)	$13,258	$10,048

	Weighted average Common Shares outstanding, basic	19,265	18,831
	Basic earnings per Common Share	$0.69	$0.53

Diluted EPS is based upon the weighted average number of Common Shares, including both outstanding shares and shares potentially issuable in connection with stock options granted under Registrant’s 2000 and 2008 Employee Plans, and the 2003 Directors Plan, and net income. At March 31, 2013 and 2012, there were 176,048 and 566,406 options outstanding, respectively, under these Plans. At March 31, 2013 and 2012, there were also 145,208 and 147,078 restricted stock units outstanding, respectively.

The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating diluted net income per share:

Diluted:	For The Three Months Ended March 31,
(in thousands, except per share amounts)	2013	2012
Common shareholders earnings, basic	$13,258	$10,048
Undistributed earnings for dilutive stock options	—	32
Total common shareholders earnings, diluted	$13,258	$10,080

Weighted average common shares outstanding, basic	19,265	18,831
Stock-based compensation (1)	46	142
Weighted average common shares outstanding, diluted	19,311	18,973

Diluted earnings per Common Share	$0.69	$0.53

(1)       In applying the treasury stock method of reflecting the dilutive effect of outstanding stock-based compensation in the calculation of diluted EPS, 176,048 and 456,318  stock options at March 31, 2013 and 2012, respectively, were deemed to be outstanding in accordance with accounting guidance on earnings per share.  All of the 145,208 and 147,078 restricted stock units at March 31, 2013 and 2012, respectively, were included in the calculation of diluted EPS for the three months ended March 31, 2013 and 2012.

No stock options outstanding as of March 31, 2013 had an exercise price greater than the average market price of AWR’s Common Shares for the three months ended March 31, 2013. As of March 31, 2012, 110,013 stock options were outstanding but not included in the computation of diluted EPS because the related option exercise price was greater than the average market price of AWR’s Common Shares for the three months ended March 31, 2012.  There were 75 stock options outstanding at March 31, 2012, but not included in the computation of diluted EPS because they were anti-dilutive. There were no stock options outstanding at March 31, 2013 that were anti-dilutive.

During the three months ended March 31, 2013 and 2012, Registrant issued 46,293 and 69,512 Common Shares, for approximately $625,000 and $1,403,000, respectively, under Registrant’s Common Share Purchase and Dividend Reinvestment Plan (“DRP”), the 401(k) Plan, the 2000 and 2008 Employee Plans, and the 2003 Directors Plan. In addition, Registrant purchased 42,597 and 221,932 Common Shares on the open market during the three months ended March 31, 2013 and 2012, respectively, under Registrant’s 401(k) Plan and the DRP. The Common Shares purchased by Registrant were used to satisfy the requirements of these plans.

During the three months ended March 31, 2013 and 2012, AWR paid quarterly dividends of approximately $6.8 million, or $0.355 per share, and $5.3 million, or $0.28 per share, respectively.

Note 4 — Derivative Instruments:

GSWC purchases certain power at a fixed cost depending on the amount of power and the period during which the power is purchased under a purchased power contract.  The contract is subject to the accounting guidance for derivatives and requires mark-to-market derivative accounting.   The CPUC has authorized GSWC to establish a regulatory asset and liability memorandum account to offset the entries required by the accounting guidance.  Accordingly, all unrealized gains and losses generated from the purchased power contract are deferred on a monthly basis into a non-interest bearing regulatory memorandum account that tracks the changes in fair value of the derivative throughout the term of the contract, having no impact on GSWC’s earnings. Upon expiration of the purchased power contract, the balance in this regulatory memorandum account will be zero.  As of March 31, 2013 there was a $1.5 million cumulative unrealized loss which has been included in the memorandum account.

In January 2012, GSWC executed a new purchased power master agreement. The agreement is subject to CPUC approval. If approved, GSWC will be able to purchase 12 megawatts (“MWs”) of base load energy at a fixed price to be negotiated upon CPUC approval of the agreement. GSWC plans to file for approval of the agreement with the CPUC in the second quarter of 2013.  GSWC also intends to request CPUC approval of a regulatory asset and liability memorandum account for the new contract to offset the entries required by the accounting guidance on derivatives.

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

The following table presents changes in the fair value of the derivative for the three months ended March 31, 2013 and 2012.

	For the Three Months Ended March 31,
(dollars in thousands)	2013	2012
Balance, at beginning of the period	$(3,060)	$(7,611)
Unrealized gain on purchased power contracts	1,520	105
Balance, at end of the period	$(1,540)	$(7,506)

Note 5 — Fair Value of Financial Instruments:

For cash and cash equivalents, accounts receivable, accounts payable and short-term debt, the carrying amount is assumed to approximate fair value due to the short-term nature of the amounts. The table below estimates the fair value of long-term debt held by GSWC. Rates available to GSWC at March 31, 2013 and December 31, 2012 for debt with similar terms and remaining maturities were used to estimate fair value for long-term debt. The interest rates used for the March 31, 2013 valuation increased as compared to December, 31, 2012, decreasing the fair value of long-term debt as of March 31, 2013. Changes in the assumptions will produce differing results.

	March 31, 2013		December 31, 2012
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt—GSWC	$335,829	$425,443	$335,791	$456,792

As previously discussed in Note 4, the accounting guidance for fair value measurements establishes a framework for measuring fair value and requires fair value measurements to be classified and disclosed in one of three levels. The following tables set forth by level, within the fair value hierarchy, GSWC’s long-term debt measured at fair value as of March 31, 2013:

(dollars in thousands)	Level 1	Level 2	Level 3	Total
Long-term debt—GSWC	—	$425,443	—	$425,443

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

Changes in Tax Law:

In January 2013, the American Taxpayer Relief Act of 2012 extended 50% bonus depreciation for qualifying property through 2013.  Although this law change reduces AWR’s current taxes payable, it does not reduce its total income tax expense or ETR.

Note 7 — Employee Benefit Plans:

The components of net periodic benefit costs, before allocation to the overhead pool, for Registrant’s pension plan, postretirement plan, and Supplemental Executive Retirement Plan (“SERP”) for the three months ended March 31, 2013 and 2012 are as follows:

	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2013	2012	2013	2012	2013	2012
Components of Net Periodic Benefits Cost:
Service cost	$1,864	$1,719	$106	$112	$201	$183
Interest cost	1,731	1,676	113	136	129	122
Expected return on plan assets	(1,893)	(1,636)	(95)	(90)	—	—
Amortization of transition	—	—	105	105	—	—
Amortization of prior service cost (benefit)	30	30	(50)	(50)	40	40
Amortization of actuarial loss	711	778	—	—	85	77
Net periodic pension cost under accounting standards	2,443	2,567	179	213	455	422
Regulatory adjustment — deferred	(510)	(566)	—	—	—	—
Total expense recognized, before allocation to overhead pool	$1,933	$2,001	$179	$213	$455	$422

Registrant expects to contribute approximately $6.6 million and $150,000 to the pension and postretirement medical plans in 2013, respectively.  No contributions were made to these plans during the three months ended March 31, 2013.  In April 2013, Registrant contributed $2.1 million to the pension plan.

Regulatory Adjustment:

In May 2013, the CPUC issued a final decision that once again authorized GSWC to establish a two-way balancing account for its water regions and the general office to track differences between the forecasted annual pension expenses adopted in rates and the actual annual expense recorded by GSWC in accordance with the accounting guidance for pension costs.  As of March 31, 2013, GSWC has included a $4.9 million under-collection in the two-way pension balancing account recorded as a regulatory asset (Note 2).

Note 8 — Contingencies:

Barstow Perchlorate Contamination:

On March 8, 2013, the Company was served with four toxic tort lawsuits arising out of the November 19, 2010 detection of perchlorate in one of GSWC’s active production wells in the Barstow service area. The plaintiffs assert that they were affected by the perchlorate, claim negligence by GSWC and seek, among other things, punitive and compensatory damages. GSWC is the only named defendant in all four lawsuits. GSWC believes that these lawsuits are without merit and intends to vigorously defend itself in this matter.  At this time, management is unable to estimate a loss or range of loss, if any, resulting from these pending lawsuits, but does not believe a loss is probable.

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

The City of Claremont (“Claremont”) located in GSWC’s Region III, has expressed various concerns to GSWC about rates charged by GSWC and the effectiveness of the CPUC’s rate-setting procedures. In January 2012, the Claremont City council members directed staff to pursue analyses required for potential acquisition of the water system and allocated funds from its general reserve for such analyses. In November 2012, Claremont made an offer to acquire GSWC’s water system servicing Claremont. GSWC rejected the offer and informed the City that the system is not for sale.  Claremont continues to express a desire to potentially take the system by eminent domain; however, Claremont and GSWC have agreed to hold meetings to further discuss alternatives, rates and other concerns of the City. GSWC serves approximately 11,000 customers in Claremont.

In April 2011, an organization called Ojai FLOW (Friends of Locally Owned Water) started a local campaign for the Casitas Municipal Water District (“CMWD”) to purchase GSWC’s Ojai water system.  In March 2013, the CMWD passed resolutions authorizing the establishment of a Community Facilities District (“CFD”) and, among other things, authorized a special election for the purposes of levying a special tax via the Mello-Roos Community Facilities District Act of 1982 (“Mello-Roos Act”).  The special tax would be used to provide funding for the potential acquisition of GSWC’s Ojai system by eminent domain. On March 26, 2013, GSWC filed a petition in the Superior Court, Ventura County which, among other things, challenges the CMWD’s ability to utilize the Mello-Roos Act to fund such action.  At this time, GSWC is unable to predict the outcome of that petition. GSWC serves approximately 3,000 customers in Ojai.

Except for the City of Claremont and the City of Ojai, Registrant is currently not involved in activities related to the potential condemnation of any of its water customer service areas or in its BVES customer service area. No formal condemnation proceedings have been filed against any of the Registrant’s service areas during the past three years.

Santa Maria Groundwater Basin Adjudication:

In 1997, the Santa Maria Valley Water Conservation District (“plaintiff”) filed a lawsuit against multiple defendants, including GSWC, the City of Santa Maria, and several other public water purveyors. The plaintiff’s lawsuit sought an adjudication of the Santa Maria Groundwater Basin (the “Basin”). A stipulated settlement of the lawsuit has been reached and was approved by the courts in February 2008.  Among other things, the settlement, which was also approved by the CPUC in May 2013, preserves GSWC’s historical pumping rights and secures supplemental water rights for use in case of drought or other reductions in the natural yield of the Basin.  GSWC, under the stipulation, has a right to 10,000 acre-feet of groundwater replenishment provided by the Twitchell Project, a storage and flood control reservoir project operated by the plaintiff.

The court judgment also awarded GSWC prescriptive rights to groundwater against the non-stipulating parties and granted GSWC the right to use the Basin for temporary storage and to recapture 45 percent of the return flows that are generated from its importation of State Water Project water.  Pursuant to this judgment, the court retained jurisdiction over all of the parties to make supplemental orders or to amend the judgment as necessary.  In

March 2008, the non-stipulating parties filed notices of appeal.  In November 2012, the Appellate Court upheld the Santa Maria judgment, with a remand to the trial court to clarify the narrow issue that non-stipulating parties retained their overlying rights.  There is no dispute on this clarification and the required filings will be made with the court in 2013.  In December 2012, the Appellate Court further modified the decision clarifying the basis for the overdraft finding that precipitated the prescriptive right finding.  In December 2012, the non-stipulating parties filed a request with the California Supreme Court for a review of the Appellate Court findings.   In February 2013, the California Supreme Court denied the parties’ request for review of the Appellate Court findings.

Environmental Clean-Up and Remediation:

Chadron Plant: GSWC has been involved in environmental remediation and clean-up at a plant site (“Chadron Plant”) that contained an underground storage tank which was used to store gasoline for its vehicles. This tank was removed from the ground in July 1990 along with the dispenser and ancillary piping. Since then, GSWC has been involved in various remediation activities at this site.  Recent site assessments have been conducted which showed that there was more gasoline at higher concentrations spread over a larger area than previously measured. Remediation is estimated to take two more years, followed by at least one year of monitoring and reporting.  As of March 31, 2013, the total spent to clean-up and remediate GSWC’s plant facility was approximately $3.5 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund. Amounts paid by GSWC have been included in rate-base and approved by the CPUC for recovery.

As of March 31, 2013, GSWC has an accrued liability for the estimated additional cost of $1.2 million to complete the clean-up at the site. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management also believes it is probable that the estimated additional costs will be approved in rate base by the CPUC.

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

Note 9 — Business Segments:

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

The tables below set forth information relating to GSWC’s operating segments, ASUS and its subsidiaries, and other matters. Total assets by segment are not presented below, as certain of Registrant’s assets are not tracked by segment. The utility plants are net of respective accumulated provisions for depreciation. Capital additions reflect capital expenditures paid in cash and exclude property installed by developers and conveyed to GSWC.

	As Of And For The Three Months Ended March 31, 2013
	GSWC		ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric	Contracts	Parent	AWR
Operating revenues	$69,233	$10,734	$30,585	$—	$110,552
Operating income	21,763	1,833	4,367	—	27,963
Interest expense, net	5,194	376	60	(39)	5,591
Utility Plant	883,863	40,963	4,712	—	929,538
Depreciation and amortization expense (1)	8,930	592	294	—	9,816
Income tax expense	6,941	722	1,666	(80)	9,249
Capital additions	17,878	233	314	—	18,425

	As Of And For The Three Months Ended March 31, 2012
	GSWC		ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric	Contracts	Parent	AWR
Operating revenues	$66,201	$10,813	$29,878	$—	$106,892
Operating income (loss)	14,851	3,856	4,741	(81)	23,367
Interest expense, net	5,406	393	54	2	5,855
Utility Plant	853,533	39,526	4,776	—	897,835
Depreciation and amortization expense (1)	9,597	623	270	—	10,490
Income tax expense	4,355	1,400	1,829	42	7,626
Capital additions	13,940	539	488	—	14,967

(1)         Depreciation computed on GSWC’s transportation equipment of $250,000 and $577,000 for the three months ended March 31, 2013 and 2012, respectively, is recorded in administrative and general expenses.

The following table reconciles total utility plant (a key figure for rate-making) to total consolidated assets (in thousands):

	March 31,
	2013	2012
Total utility plant	$929,538	$897,835
Other assets	359,976	348,794
Total consolidated assets	$1,289,514	$1,246,629

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information on AWR’s consolidated operations and assets and where necessary, includes specific references to AWR’s individual segments and/or other subsidiaries: GSWC and ASUS and its subsidiaries.  Included in the following analysis is a discussion of water and electric gross margins.  Water and electric gross margins are computed by taking total revenues, less total supply costs.  Registrant uses these gross margins and related percentages as important measures in evaluating its operating results.  Registrant believes these measures are useful internal benchmarks in evaluating the performance of GSWC.

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

However, these measures, which are not presented in accordance with Generally Accepted Accounting Principles (“GAAP”), may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to operating income or earnings per share, which are determined in accordance with GAAP.  A reconciliation of water and electric gross margins to the most directly comparable GAAP measures are included in the table under the section titled “Operating Expenses: Supply Costs.”  Reconciliations to AWR’s diluted earnings per share are included in the discussions under the section titled “Summary of First Quarter Results by Segment.”

Overview

Registrant’s revenues, operating income and cash flows are earned primarily through delivering potable water to homes and businesses in California and the delivery of electricity in the Big Bear area of San Bernardino County. Rates charged to GSWC customers are determined by the CPUC. These rates are intended to allow recovery of operating costs and a reasonable rate of return on capital.  Registrant plans to continue to seek additional rate increases in future years from the CPUC to recover operating and supply costs and receive reasonable returns on invested capital. Capital expenditures in future years at GSWC are expected to remain at much higher levels than depreciation expense. When necessary, Registrant obtains funds from external sources in the capital markets and through bank borrowings.

Through its contracted services business, Registrant’s revenues, operating expenses and cash flows are also earned by providing water and/or wastewater services, including the operation, maintenance, renewal and replacement of the water and/or wastewater systems, at various military installations pursuant to 50-year firm, fixed-price contracts. The contract price for each of these contracts is subject to prospective price redeterminations. Additional revenues generated by contract operations are primarily dependent on new construction activities under contract modifications.  As a result, ASUS is subject to risks that are different than those of GSWC.

On May 9, 2013, the CPUC issued a final decision on GSWC’s general water rate case approving new rates for 2013 — 2015 at GSWC’s three water regions and the general office.  The new rates are retroactive to January 1, 2013 and are expected to generate approximately $10 million in additional annual revenues in 2013 as compared to 2012 adopted revenues.  The 2013 adopted water gross margin is projected to increase by approximately $14 million, or 6.6%, as compared to the 2012 adopted water gross margin.  The new rates have been reflected in the results of operations for the first quarter of 2013.  Among other things, the final decision also reduced the overall composite depreciation rates and approved the recovery of various memorandum accounts which tracked certain costs that were previously expensed as incurred.   As a result, for the three months ended March 31, 2013, GSWC recorded a decrease of approximately $3.0 million in certain operating expenses related to the approval of these memorandum accounts in the final decision.

The pretax impact of the final decision related to the first quarter of 2013 is summarized as follows (in thousands, except per share amounts):

	Pretax Income	EPS
Increase in water gross margin due to rate changes	$2,928	$0.09
Decrease in depreciation due to lower composite rates*	1,244	0.04
One-time recovery of previously incurred costs**	3,057	0.09
Pretax operating income increase	$7,229	$0.22

* $0.01 per share decreased administrative and general expenses

**$0.01 per share impacted the water gross margin

Summary of First Quarter Results by Segment

The table below sets forth the first quarter diluted earnings per share by business segment:

	Diluted Earnings per Share
	3 Months Ended
	3/31/2013	3/31/2012	CHANGE

Water	$0.51	$0.28	$0.23
Electric	0.04	0.11	(0.07)
Contracted services	0.14	0.15	(0.01)
AWR (parent)	—	(0.01)	0.01
Consolidated diluted earnings per share, as reported	$0.69	$0.53	$0.16

For the three months ended March 31, 2013, diluted earnings per share from the water segment increased by $0.23 to $0.51 per share, as compared to $0.28 per share for the same period of 2012.  Impacting the comparability of the two periods were the following items:

•                  An increase in the water gross margin of approximately $3.7 million, or $0.11 per share, during the three months ended March 31, 2013 as compared to the same period in 2012, due primarily to new rates effective January 1, 2013 approved by the CPUC on May 9, 2013, as discussed above. There was also an increase in the water gross margin of approximately $361,000, or $0.01 per share, due to rate increases for certain pre-approved capital projects filed with the CPUC during 2012 and 2013.

•                  A decrease in operating expenses (other than supply costs) of $3.2 million, or $0.10 per share, during the three months ended March 31, 2013, due in large part, to the CPUC’s approval of memorandum accounts totaling $2.7 million, or $0.08 per share, primarily for certain previously expensed operating costs, and the approval of lower depreciation expense resulting from a decrease in the composite rates, as discussed above.  Excluding the impact of these memorandum accounts and the lower depreciation expense, operating expenses increased by approximately $674,000, or $0.02 per share, due primarily to increases in: (i) maintenance expense for planned maintenance work, and (ii) administrative and general expenses related to legal and other outside services costs.  These increases were partially offset by a decrease in operation expenses resulting primarily from lower bad debt expense.

•                   An overall decrease in interest expense (net of interest income and other non-operating items) of $323,000, or $0.01 per share, due primarily to GSWC’s October 2012 redemption of $8.0 million of its 7.55% notes, and lower short-term bank loan balances during the first three months of 2013.

•                   A decrease in the effective income tax rate for the three months ended March 31, 2013 as compared to the same period in 2012, increasing earnings by $0.01 per share.  The change in the tax rate is primarily due to changes between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements.

For the three months ended March 31, 2013, diluted earnings from electric operations decreased by $0.07 per share due, in large part, to CPUC approval in March 2012 for the recovery of legal and outside services costs previously expensed as incurred during the period September 1, 2007 through March 31, 2011 in connection with GSWC’s efforts to procure renewable energy resources.  As a result, GSWC recorded a $1.2 million, or $0.04 per share, reduction in operating expenses in 2012, with no similar decrease during the three months ended March 31, 2013.  Excluding the impact of this item, diluted earnings from electric operations decreased by $0.03 per share due primarily to: (i) a decrease in the electric gross margin of $317,000, or $0.01 per share, as compared to the same period in 2012, (ii) an increase of approximately $457,000, or $0.01 per share, in other operating expenses resulting from higher legal and other outside services incurred in connection with the pending rate case, and higher maintenance costs during the three months ended March 31, 2013, and (iii) an increase in the effective income tax rate for the three months ended March 31, 2013 as compared to the same period in 2012, decreasing earnings by $0.01 per share.

GSWC’s electric division continues its efforts to comply with the renewable energy portfolio standards.  In March 2013, GSWC filed an application with the CPUC to recover additional costs incurred from April 1, 2011 through December 31, 2012 totaling approximately $835,000, which have been expensed as incurred.  In May 2013, the CPUC approved the recovery of these additional costs and accordingly, GSWC will record a regulatory asset and a corresponding decrease to legal and outside services costs during the second quarter of 2013.

For the three months ended March 31, 2013, diluted earnings from contracted services remained relatively unchanged as compared to prior year. There was an increase in renewal and replacement work at Fort Bliss in Texas and Fort Jackson in South Carolina under the terms of the respective 50-year contracts with the U.S. government which was offset by a decrease in construction activity at Fort Bragg in North Carolina.

The following discussion and analysis provide information on AWR’s consolidated operations and where necessary, includes specific references to AWR’s individual segments and/or other subsidiaries: GSWC and ASUS and its subsidiaries.

Consolidated Results of Operations — Three Months Ended March 31, 2013 and 2012 (amounts in thousands, except per share amounts):

	3 Months	3 Months
	Ended	Ended	$	%
	3/31/2013	3/31/2012	CHANGE	CHANGE
OPERATING REVENUES
Water	$69,233	$66,201	$3,032	4.6%
Electric	10,734	10,813	(79)	-0.7%
Contracted services	30,585	29,878	707	2.4%
Total operating revenues	110,552	106,892	3,660	3.4%

OPERATING EXPENSES
Water purchased	10,732	9,552	1,180	12.4%
Power purchased for pumping	1,639	1,556	83	5.3%
Groundwater production assessment	3,187	3,323	(136)	-4.1%
Power purchased for resale	3,680	3,191	489	15.3%
Supply cost balancing accounts	1,371	3,437	(2,066)	-60.1%
Other operation expenses	5,454	7,426	(1,972)	-26.6%
Administrative and general expenses	17,907	16,829	1,078	6.4%
Depreciation and amortization	9,816	10,490	(674)	-6.4%
Maintenance	3,934	3,331	603	18.1%
Property and other taxes	4,148	4,105	43	1.0%
ASUS construction expenses	20,733	20,285	448	2.2%
Gain on sale of property	(12)	—	(12)	100%
Total operating expenses	82,589	83,525	(936)	-1.1%

OPERATING INCOME	27,963	23,367	4,596	19.7%

OTHER INCOME AND EXPENSES
Interest expense	(5,778)	(6,070)	292	-4.8%
Interest income	187	215	(28)	-13.0%
Other, net	342	229	113	49.3%
	(5,249)	(5,626)	377	-6.7%

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE	22,714	17,741	4,973	28.0%
Income tax expense	9,249	7,626	1,623	21.3%

NET INCOME	$13,465	$10,115	$3,350	33.1%

Basic earnings per common share	$0.69	$0.53	$0.16	30.2%

Fully diluted earnings per common share	$0.69	$0.53	$0.16	30.2%

Operating Revenues:

General

Registrant relies upon rate approvals by the CPUC to recover operating expenses and to provide for a return on invested and borrowed capital used to fund utility plant for GSWC. Registrant relies on price redeterminations and equitable adjustments by the U.S. government in order to recover operating expenses and provide a profit margin for ASUS.  If adequate rate relief and price redeterminations and adjustments are not granted in a timely manner, operating revenues and earnings can be negatively impacted.  ASUS’s earnings have also been positively impacted by additional construction projects at the Military Utility Privatization Subsidiaries.

Water

For the three months ended March 31, 2013, revenues from water operations increased $3.0 million to $69.2 million, as compared to $66.2 million for the three months ended March 31, 2012.  The increase in water revenues is primarily due to higher water rates approved by the CPUC effective January 1, 2013 in connection with the general rate case for all three water regions and the general office, as previously discussed. The revenue increase adopted by the CPUC for 2013 is approximately $10 million over 2012 on a normalized sales basis.

Billed water consumption for the first quarter of 2013 decreased by approximately 4.0% as compared to the same period in 2012. A change in consumption does not have a significant impact on earnings due to the CPUC-approved Water Revenue Adjustment Mechanism (“WRAM”) account in place in all three water regions. GSWC records the difference between what it bills its water customers and that which is authorized by the CPUC in the WRAM accounts as regulatory assets or liabilities.

Electric

For the three months ended March 31, 2013, revenues from electric operations decreased slightly to $10.7 million compared to $10.8 million for the same period in 2012.  In February 2012, GSWC filed its BVES rate case for rates in years 2013 through 2016. If rates are approved as filed, the rate increases are expected to generate approximately $1.3 million in annual revenues on a normalized sales basis.  A final decision on this rate case is expected from the CPUC in late 2013.

Billed electric usage increased by 4.5% during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.  Due to the CPUC approved Base Revenue Requirement Adjustment Mechanism, which adjusts certain revenues to adopted levels authorized by the CPUC, this change in usage did not have a significant impact on earnings.

Contracted Services

Revenues from contracted services are composed of construction revenues (including renewals and replacements) and management fees for operating and maintaining the water and/or wastewater systems at military bases.  For the three months ended March 31, 2013, revenues from contracted services were $30.6 million as compared to $29.9 million for the three months ended March 31, 2012. There was an increase in renewal and replacement work at Fort Bliss in Texas and Fort Jackson in South Carolina under the terms of the respective 50-year contracts with the U.S. government. This increase was primarily offset by a decrease in construction activity at Fort Bragg in North Carolina, largely due to favorable weather conditions experienced during the first quarter of 2012, which allowed for more construction to be performed during that period.  Weather conditions for the three months ended March 31, 2013 were not as favorable.

Operating Expenses:

Supply Costs

Supply costs for the water segment consist of purchased water, purchased power for pumping, groundwater production assessments and water supply cost balancing accounts. Supply costs for the electric segment consist of purchased power for resale, the cost of natural gas used by BVES’ generating unit and the electric supply cost balancing account. Water and electric gross margins are computed by taking total revenues, less total supply costs. Registrant uses these gross margins and related percentages as an important measure in evaluating its operating results. Registrant believes this measure is a useful internal benchmark in evaluating the utility business performance within its water and electric segments. Registrant reviews these measurements regularly and compares them to historical periods and to its operating budget as approved. However, this measure, which is not presented in accordance with Generally Accepted Accounting Principles (“GAAP”), may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to operating income, which is determined in accordance with GAAP.

Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for approximately 25% of total operating expenses for the three months ended March 31, 2013 and 2012.

The table below provides the amount of increases (decreases), percent changes in supply costs, and margins during the three months ended March 31, 2013 and 2012 (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	3/31/2013	3/31/2012	CHANGE	CHANGE
WATER OPERATING REVENUES (1)	$69,233	$66,201	$3,032	4.6%
WATER SUPPLY COSTS:
Water purchased (1)	$10,732	$9,552	$1,180	12.4%
Power purchased for pumping (1)	1,639	1,556	83	5.3%
Groundwater production assessment (1)	3,187	3,323	(136)	-4.1%
Water supply cost balancing accounts (1)	203	2,018	(1,815)	-89.9%
TOTAL WATER SUPPLY COSTS	$15,761	$16,449	$(688)	-4.2%
WATER GROSS MARGIN (2)	$53,472	$49,752	$3,720	7.5%
PERCENT MARGIN - WATER	77.2%	75.2%

ELECTRIC OPERATING REVENUES (1)	$10,734	$10,813	$(79)	-0.7%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	$3,680	$3,191	$489	15.3%
Electric supply cost balancing accounts (1)	1,168	1,419	(251)	-17.7%
TOTAL ELECTRIC SUPPLY COSTS	$4,848	$4,610	$238	5.2%
ELECTRIC GROSS MARGIN (2)	$5,886	$6,203	$(317)	-5.1%
PERCENT MARGIN - ELECTRIC	54.8%	57.4%

(1)                                  As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above are shown on AWR’s Consolidated Statements of Income and totaled $1,371,000 and $3,437,000 for the three months ended March 31, 2013 and 2012, respectively.

(2)                                  Water and electric gross margins do not include any depreciation and amortization, maintenance, administrative and general, property or other taxes, or other operation expenses.

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

The overall adopted percentages of purchased water for the three months ended March 31, 2013 and 2012 were approximately 32% and 38%, respectively, as compared to the actual percentages of 33% and 30%,

respectively.  The overall water gross margin percent was approximately 77% in the first quarter of 2013 as compared to 75% in the same period of 2012 resulting primarily from higher water rates and the change in supply cost mix.

Purchased water costs for the three months ended March 31, 2013 increased to $10.7 million as compared to $9.6 million for the same period in 2012. This increase was primarily due to several wells being offline for maintenance, resulting in an increased need for purchased water.  In addition, wholesale water costs were higher as compared to the three months ended March 31, 2012.

For the three months ended March 31, 2013 and 2012, the cost of power purchased for pumping was approximately $1.6 million.  An increase in average electric costs was mostly offset by a decrease in pumping activity for the three months ended March 31, 2013. Groundwater production assessments decreased $136,000 due to the decrease in pumped water.

The water supply cost balancing account decreased $1.8 million during the three months ended March 31, 2013 as compared to the same period in 2012, due to an overall lower total adopted water supply cost for 2013 and an increase in purchased water as discussed above. The amount of purchased water increased as compared to the same period in 2012, but was still lower than the 2013 adopted level of purchased water, resulting in a lower over-collection tracked in the MCBA.

For the three months ended March 31, 2013, the cost of power purchased for resale to customers in GSWC’s BVES division increased to $3.7 million as compared to $3.2 million for the three months ended March 31, 2012, due largely to an increase in the average price per megawatt-hour (“MWh”) from $56.23 per MWh for the three months ended March 31, 2012 to $60.37 for the same period in 2013.  In addition, there was also a 4.5% increase in customer usage. The electric supply cost balancing account decreased by $251,000 due to the increase in average MWh.

Other Operation Expenses

The primary components of other operation expenses for GSWC include payroll, materials and supplies, chemicals and water treatment costs, and outside service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices.  Registrant’s electric and contracted services operations incur many of the same types of expenses as well.  For the three months ended March 31, 2013 and 2012, other operation expenses by business segment consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	3/31/2013	3/31/2012	CHANGE	CHANGE
Water Services	$4,211	$6,089	$(1,878)	-30.8%
Electric Services	586	559	27	4.8%
Contracted Services	657	778	(121)	-15.6%
Total other operation expenses	$5,454	$7,426	$(1,972)	-26.6%

For the three months ended March 31, 2013, other operation expenses for water services decreased by $1.9 million.  This decrease was due, in large part, to the CPUC final decision issued in May 2013 on the water rate case, which approved among other things, the recovery of $1.0 million of certain other operation costs that were being tracked in memorandum accounts and which had previously been expensed as incurred. As a result of the final decision, GSWC recorded additional regulatory assets with a corresponding reduction in other operation expenses for the three months ended March 31, 2013.  In addition, there were also decreases in: (i) labor and other employee related benefits of $200,000 due to fewer employees; (ii) bad debt expense of $432,000, and (iii) miscellaneous other operation expenses of $225,000.

For the three months ended March 31, 2013, other operation expenses for contracted services decreased by $121,000 due primarily to decreases in bad debt expense and other miscellaneous operations expenses.

Administrative and General Expenses

Administrative and general expenses include payroll related to administrative and general functions, the related employee benefits, insurance expenses, outside legal and consulting fees, regulatory utility commission expenses, expenses associated with being a public company, and general corporate expenses charged to expense accounts. For the three months ended March 31, 2013 and 2012, administrative and general expenses by business segment, including AWR (parent), consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	3/31/2013	3/31/2012	CHANGE	CHANGE
Water Services	$11,879	$12,917	$(1,038)	-8.0%
Electric Services	2,355	780	1,575	201.9%
Contracted Services	3,673	3,053	620	20.3%
AWR (parent)	—	79	(79)	-100.0%
Total administrative and general expenses	$17,907	$16,829	$1,078	6.4%

For the three months ended March 31, 2013, administrative and general expenses decreased by $1.0 million in water services compared to the three months ended March 31, 2012. As part of the CPUC’s final decision on the water rate case, the CPUC also approved the recovery of $1.7 million in certain administrative and general costs that were being tracked in memorandum accounts and which had previously been expensed as incurred. As a result of the final decision, GSWC recorded additional regulatory assets with a corresponding reduction to administrative and general expenses for the three months ended March 31, 2013.  In addition, the CPUC’s final decision also decreased transportation expenses by approximately $310,000 as a result of a lower composite depreciation rate used for GSWC’s vehicles.  Depreciation expense on vehicles is included in transportation expenses in accordance with CPUC guidelines.

Excluding the reductions resulting from the final decision discussed above, administrative and general expenses for water services increased by approximately $1 million due primarily to a $611,000 increase in legal, regulatory and other outside services costs. Legal and outside services tend to fluctuate and are expected to continue to fluctuate.  In addition, there was an increase in employee related benefits and other miscellaneous administrative and general expenses.

For the three months ended March 31, 2013, administrative and general expenses for electric services increased by $1.6 million as compared to the three months ended March 31, 2012 due, in large part, to the CPUC’s approval in March 2012 for BVES to recover $1.2 million of previously incurred legal and outside service costs in connection with its efforts to procure renewable energy resources.  As a result, in March 2012 BVES recorded a $1.2 million reduction in legal and outside services for these costs which had previously been expensed as incurred.  In addition, there were increases of: (i) $227,000 in additional legal and other outside services incurred primarily for the pending general rate case, and (ii) $148,000 in miscellaneous other administrative and general expenses. In March 2013, BVES filed with the CPUC to recover an additional $835,000 of costs, including interest, incurred in connection with renewable energy resources and which have been expensed.  In May 2013, the CPUC approved these additional costs and accordingly, BVES will record a regulatory asset and a corresponding decrease to legal and outside services costs during the second quarter of 2013.

For the three months ended March 31, 2013, administrative and general expenses for contracted services increased by $620,000 due primarily to a $422,000 increase in labor and other employee related benefits and a $336,000 increase in consulting and other outside services costs associated, in part, with the preparation of responses to requests for proposals issued by the U.S. government for new military base utility privatizations.  Legal and outside services tend to fluctuate and are expected to continue to fluctuate.  These increases were partially offset by a decrease in miscellaneous other administrative and general expenses.

Depreciation and Amortization

For the three months ended March 31, 2013 and 2012 depreciation and amortization by business segment consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	3/31/2013	3/31/2012	CHANGE	CHANGE
Water Services	$8,930	$9,597	$(667)	-7.0%
Electric Services	592	623	(31)	-5.0%
Contracted Services	294	270	24	8.9%
Total depreciation and amortization	$9,816	$10,490	$(674)	-6.4%

For the three months ended March 31, 2013, depreciation and amortization expense for water and electric services decreased by $698,000 to $9.5 million compared to $10.2 million for the three months ended March 31, 2012 due primarily to lower depreciation composite rates as approved by the CPUC in the water rate case finalized in May 2013.  Overall, composite rates for the water services segment decreased from 3.7% in 2012 to 3.4% for 2013 resulting in lower depreciation expense of approximately $807,000 during the first quarter of 2013. The decrease resulting from lower depreciation rates was partially offset by approximately $61.0 million of additions to utility plant during 2012.

Maintenance

For the three months ended March 31, 2013 and 2012, maintenance expense by business segment consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	3/31/2013	3/31/2012	CHANGE	CHANGE
Water Services	$3,252	$2,805	$447	15.9%
Electric Services	241	136	105	77.2%
Contracted Services	441	390	51	13.1%
Total maintenance	$3,934	$3,331	$603	18.1%

Maintenance expense for water services increased by $447,000 due primarily to planned maintenance work performed at GSWC’s Region II and Region III.

Maintenance expense for electric services increased during the three months ended March 31, 2013 as compared to the same period of 2012 in connection with expenses for tree trimming required by the CPUC.

Property and Other Taxes

For the three months ended March 31, 2013 and 2012, property and other taxes by business segment consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	3/31/2013	3/31/2012	CHANGE	CHANGE
Water Services	$3,437	$3,495	$(58)	-1.7%
Electric Services	279	248	31	12.5%
Contracted Services	432	362	70	19.3%
Total property and other taxes	$4,148	$4,105	$43	1.0%

Property and other taxes remained relatively unchanged.  Increases in property and payroll taxes were offset by lower franchise fees.

ASUS Construction Expenses

For the three months ended March 31, 2013, construction expenses for contracted services were $20.7 million, increasing $448,000 compared to the same period in 2012 due primarily to an increase in renewal and replacement work at Fort Bliss in Texas and Fort Jackson in South Carolina under the terms of the respective 50-year contracts with the U.S. government. The increases in construction at Fort Bliss and Fort Jackson was partially offset by a decrease in construction activity at Fort Bragg in North Carolina.

Interest Expense

For the three months ended March 31, 2013 and 2012, interest expense by business segment, including AWR (parent) consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	3/31/2013	3/31/2012	CHANGE	CHANGE
Water Services	$5,366	$5,603	$(237)	-4.2%
Electric Services	382	406	(24)	-5.9%
Contracted Services	62	59	3	5.1%
AWR (parent)	(32)	2	(34)	-1700.0%
Total interest expense	$5,778	$6,070	$(292)	-4.8%

Overall, interest expense decreased by $292,000 due primarily to GSWC’s redemption of $8.0 million of its 7.55% notes in October 2012.  In addition, there were lower short-term bank loan balances during the first three months of 2013 as compared to the same period in 2012. There were no bank loan balances outstanding under the credit facility for the three months ended March 31, 2013, as compared to an average of $3.3 million during the same period of 2012.

Income Tax Expense

For the three months ended March 31, 2013 and 2012, income tax expense by business segment, including AWR (parent), consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	3/31/2013	3/31/2012	CHANGE	CHANGE
Water Services	$6,941	$4,355	$2,586	59.4%
Electric Services	722	1,400	(678)	-48.4%
Contracted Services	1,666	1,829	(163)	-8.9%
AWR (parent)	(80)	42	(122)	-290.5%
Total income tax expense	$9,249	$7,626	$1,623	21.3%

For the three months ended March 31, 2013, income tax expense for water and electric services increased to $7.7 million compared to $5.8 million for the three months ended March 31, 2012 due primarily to an increase in pretax income.  The effective tax rate (“ETR”) for GSWC was 41.7% for the three months ended March 31, 2013 as compared to 43.8% applicable to the three months ended March 31, 2012. The ETR deviates from the federal statutory rate primarily due to state taxes and differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (principally plant-, rate-case- and compensation-related items).  Flow-through adjustments increase or decrease tax expense in one period, with an offsetting decrease or increase occurring in another period.

For the three months ended March 31, 2013, income tax expense for contracted services decreased to $1.7 million as compared to $1.8 million for the three months ended March 31, 2012 due to a decrease in pretax income.  The ETR was approximately 39% for the three months ended March 31, 2013 and 2012.

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

The critical accounting policies used in the preparation of the Registrant’s financial statements that it believes affect the more significant judgments and estimates used in the preparation of its consolidated financial statements presented in this report are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to Registrant’s critical accounting policies.

Liquidity and Capital Resources

AWR

Registrant’s regulated business is capital intensive and requires considerable capital resources. A portion of these capital resources are provided by internally generated cash flows from operations. When necessary, Registrant obtains funds from external sources in the capital markets and through bank borrowings. Access to external financing on reasonable terms depends on the credit ratings of AWR and GSWC and current business conditions, including that of the water utility industry in general as well as conditions in the debt or equity capital markets. Registrant also has access to a $100.0 million revolving credit facility, which expires on May 27, 2013. Management expects to have a new facility in place prior to its expiration.  AWR borrows under this facility and provides funds to its subsidiaries, including GSWC, in support of their operations.  Any amounts owed to AWR for borrowings under this facility are included in inter-company payables on GSWC’s balance sheet.  The interest rate charged to GSWC and other affiliates is sufficient to cover AWR’s interest cost under the credit facility.  As of March 31, 2013, there were no borrowings under this facility and $18.2 million of letters of credit were outstanding.  As of March 31, 2013, AWR had $81.8 million available to borrow under the credit facility.

In July 2012, Standard & Poor’s Ratings Services (“S&P”) affirmed the ‘A+’ corporate credit rating on AWR and GSWC with a stable outlook.  S&P debt ratings range from AAA (highest rating possible) to D (obligation is in default).  In December 2012, Moody’s Investors Service (“Moody’s”) affirmed its ‘A2’ rating with a stable outlook for GSWC. Securities ratings are not recommendations to buy, sell or hold a security and are subject to change or withdrawal at any time by the rating agency.  Pursuant to the revolving credit facility agreement, the “A+ stable” credit rating results in an interest rate spread on the facility of 120 basis points. Registrant believes that AWR’s sound capital structure and “A+ stable” credit rating, combined with its financial discipline, will enable AWR to access the debt and/or equity markets.  However, unpredictable financial market conditions in the future may limit its access or impact the timing of when to access the market, in which case, Registrant may choose to temporarily reduce its capital spending.  Registrant expects to spend an average of $85 million a year in capital expenditures over the next three years, consistent with the CPUC-approved water general rate case.

AWR filed a Registration Statement in August 2012 with the Securities and Exchange Commission for the sale from time to time of debt and equity securities. As of March 31, 2013, $115.0 million was available for issuance under this Registration Statement. The Registration Statement expires in August 2015.

AWR funds its operating expenses and pays dividends on its outstanding common shares primarily through dividends from GSWC and through proceeds from equity issuances not invested in subsidiaries. The ability of GSWC to pay dividends to AWR is restricted by California law. Under these restrictions, approximately $188.6 million was available on March 31, 2013 to pay dividends to AWR.

Registrant has paid common dividends for over 76 consecutive years.  On April 26, 2013, AWR declared a regular quarterly dividend of $0.355 per Common Share. The dividend, totaling approximately $6.8 million, will be paid on June 1, 2013 to common shareholders of record at the close of business on May 15, 2013.  AWR’s ability to pay cash dividends on its Common Shares outstanding depends primarily upon cash flows from GSWC. AWR presently intends to continue paying quarterly cash dividends in the future, on or about March 1, June 1, September 1 and December 1, subject to earnings and financial condition, regulatory requirements and such other factors as the Board of Directors may deem relevant.

AWR anticipates that interest costs will increase in future periods due to the need for additional external capital to fund its construction program, and market interest rate increases. AWR believes that costs associated with capital used to fund construction at GSWC will continue to be recovered in water and electric rates charged to customers.

Cash Flows from Operating Activities:

Cash flows from operating activities have generally been sufficient to meet operating requirements and a portion of capital expenditure requirements. Registrant’s future cash flows from operating activities will be affected by a number of factors, including utility regulation; infrastructure investment; maintenance expenses; inflation; compliance with environmental, health and safety standards; production costs; customer growth; per customer usage of water and electricity; weather and seasonality; conservation efforts; compliance with local governmental requirements and required cash contributions to pension and post-retirement plans.  In addition, future cash flows from non-regulated subsidiaries will depend on new business activities, including military base operations and the construction of new and/or replacement infrastructure at military bases, timely redetermination of prices and equitable adjustments of prices and timely collection of payments from the U.S. government.

Cash flows from operating activities are primarily generated by net income, adjusted for non-cash expenses such as depreciation and amortization, and deferred income taxes.  Net cash provided by operating activities was $31.0 million for the three months ended March 31, 2013 as compared to $26.6 million for the three months ended March 31, 2012.  There was an increase in GSWC’s operating cash flows due primarily to tax refunds received during the first quarter of 2013 in connection with a method change approved by the Internal Revenue Service related to the capitalization of certain costs. The timing of cash receipts and disbursements related to other working capital items also affected the changes in net cash provided by operating activities.

Cash Flows from Investing Activities:

Net cash used in investing activities was $18.4 million for the three months ended March 31, 2013 as compared to $15.0 million for the same period in 2012, which is consistent with GSWC’s 2013 capital investment program.

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

Cash Flows from Financing Activities:

Registrant’s financing activities include primarily: (i) the issuance of Common Shares, short-term and long-term debt; (ii) the repayment of long-term debt and notes payable to banks; (iii) proceeds from stock option exercises; and (iv) the payment of dividends on common shares.  In order to finance new infrastructure, Registrant also receives customer advances (net of refunds) for and contributions in aid of construction.   Short-term borrowings are used to fund capital expenditures until long-term financing is arranged.

Net cash used in financing activities was $3.3 million for the three months ended March 31, 2013 as compared to $6.4 million for the same period in 2012 due primarily to a decrease in short-term borrowings in 2012 and increases in receipts of advances for and contributions in aid of construction during 2013.  As a result of AWR’s cash generated from operations, there were no short-term borrowings during the three months ended March 31, 2013.  AWR paid dividends of $6.8 million in the first quarter of 2013 as compared to $5.3 million for the same period of 2012.

GSWC

GSWC funds the majority of its operating expenses, payments on its debt, and dividends on its outstanding common shares and a portion of its construction expenditures through internal sources. Internal sources of cash flow are provided primarily by retention of a portion of earnings from operating activities. Internal cash generation is influenced by factors such as weather patterns, conservation efforts, environmental regulation, litigation, changes in supply costs and regulatory decisions affecting GSWC’s ability to recover these supply costs, timing of rate relief, increases in maintenance expenses and capital expenditures.  As of March 31, 2013, GSWC had $100.0 million available for issuance of debt securities under a Registration Statement filed with the SEC. This Registration Statement expires in November 2014.  During the three months ended March 31, 2013, GSWC was able to fund its operations and its capital expenditures through cash generated from operating activities.

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

As is often the case with public utilities, GSWC’s current liabilities may at times exceed its current assets.  Management believes that internally-generated funds along with the proceeds from the issuance of long-term debt, borrowings from AWR and common shares issuances to AWR will be adequate to provide sufficient working capital to enable GSWC to maintain normal operations and to meet its capital and financing requirements pending recovery of costs in rates.

Cash Flows from Operating Activities:

Net cash provided by operating activities was $31.4 million for the three months ended March 31, 2013 as compared to $24.5 million for the same period in 2012.  As previously discussed, there was an increase in GSWC’s operating cash flows due primarily to tax refunds received during the first quarter of 2013 in connection with a method change approved by the Internal Revenue Services related to the capitalization of certain costs. The timing of cash receipts and disbursements related to other working capital items also affected the changes in net cash provided by operating activities.

Cash Flows from Investing Activities:

Net cash used in investing activities was $18.1 million for the three months ended March 31, 2013 as compared to $14.5 million for the same period in 2012. GSWC is expected to make capital expenditures averaging $85 million a year over the next three year rate cycle, primarily for upgrades to its water supply and distribution facilities.

Cash Flows from Financing Activities:

Net cash used in financing activities was $3.7 million for the three months ended March 31, 2013 as compared to cash used of $5.4 million for the same period in 2012.  The decrease in cash used in financing activities was due to an increase in advances for and contributions in aid of construction.  Cash used for financing activities was primarily used to pay dividends to AWR during both periods.

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

There have been no other material changes to AWR’s contractual obligations and other commitments since December 31, 2012. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations, Commitments and Off Balance Sheet Arrangements” section of the Registrant’s Form 10-K for the year-ended December 31, 2012 for a detailed discussion of contractual obligations and other commitments.

Contracted Services

The timely filing for and receipt of price redeterminations continues to be critical in order for ASUS to recover increasing costs of operating and maintaining, and renewing and replacing the water and/or wastewater systems at the military bases.  In addition, higher expenses from the corporate office and ASUS headquarters allocated to the Military Utility Privatization Subsidiaries were not contemplated at the time the contracts with the U.S. government were negotiated and are being addressed in price redeterminations.

Under the terms of the military privatization contracts, each contract price is subject to price redetermination two years after commencement of operations and every three years thereafter, unless otherwise agreed to by the parties.  In the event that ASUS (i) is managing more assets at specific military bases than were included in the U.S. government’s request for proposal; (ii) is managing assets that are in substandard condition as compared to what was disclosed in the request for proposal; or (iii) becomes subject to new regulatory requirements such as more stringent water quality standards, ASUS is permitted to file, and has filed, requests for equitable adjustment.

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

•                  FBWS —The third price redetermination, for the three-year period beginning October 1, 2012, was finalized in October 2012 and provides for an annual increase of approximately $450,000 to the operations and maintenance fee compared to the amounts previously in effect.  A modification funding this increased amount was issued by the U.S. government in January 2013.

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

•                  ODUS — The second price redetermination for the Fort Lee privatization contract in Virginia, for the three-year period beginning February 2011, was filed in May 2012 and the second price redetermination for the other bases that ODUS operates in Virginia, for the three-year period beginning April 2011, was filed in July 2012.  Negotiations on these redeterminations have commenced and are expected to be completed in late 2013.

•                  PSUS — In February 2012, PSUS filed the first price redetermination for Fort Jackson, to be effective beginning February 16, 2010.  Pending resolution of this filing, an interim increase of 3.4%, retroactive to February 2010, is currently in effect. Negotiations on this redetermination have commenced and are expected to be completed during the fourth quarter of 2013.

•                  ONUS - In March 2012, ONUS received a contract modification based on a request for equitable adjustment regarding installation of new water meters at Fort Bragg.  The contract modification provided for a reduction in the number of water meters to be installed, and the price associated with this revised scope. This $11.0 million project commenced during the second quarter of 2012 and is being performed in conjunction with a backflow preventer installation project.  The two projects total $23 million in contract value and are expected to be completed by mid-2014.

•                  In September 2012, ONUS received a $17.6 million contract modification for construction of water and sewer infrastructure at a new area in Fort Bragg.  Construction is scheduled to be substantially complete by the end of 2013.

•                  In December 2011, ONUS filed the first price redetermination for Fort Bragg, to be effective beginning March 1, 2010. Pending resolution of this filing, an interim increase of 3.6%, retroactive to March 2010, is currently in effect. Negotiations on this redetermination are expected to commence during the second quarter and are expected to be completed during the third quarter of 2013.

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

Regulatory Matters

Recent Changes in Rates

Rate increases in 2013:

On May 9, 2013, the CPUC issued a final decision on GSWC’s general water rate case approving new rates for 2013 — 2015 at GSWC’s three water regions and the general office.  The new rates are retroactive to January 1, 2013 and are expected to generate approximately $10 million in additional annual revenues starting in 2013 as compared to 2012 adopted revenues.  The rate increases for 2014 and 2015 are subject to an earnings test and fluctuations in market indices.  While the increase in 2013 revenues is projected to be approximately $10 million, the increase in the adopted water gross margin is forecasted to be approximately $14 million, or 6.6%, when compared to the 2012 CPUC-adopted water gross margin.  The final decision also approves the recovery of various memorandum accounts which tracked certain costs that had previously been expensed as incurred.  As a result, for the three months ended March 31, 2013, GSWC recorded $3.2 million in additional regulatory assets related to CPUC approval of these memorandum accounts.

Rate increases in 2012:

In January 2012, the CPUC approved rate increases for Regions I, II and III effective January 1, 2012. The authorized rate increases represent increases of approximately $2.0 million for Region II and $3.0 million for Region III compared to 2011 CPUC-adopted revenues. The rate increases for Region I were not material.

In January 2012, the CPUC approved attrition year rate increases for BVES effective January 1, 2012.  The authorized rate increase provided GSWC with additional annual revenues of approximately $681,000 for BVES based upon normalized sales levels approved by the CPUC.

Pending General Rate Case Requests

In February 2012, GSWC filed its BVES rate case for rates in years 2013 through 2016. If rates are approved as filed, the rate increases are expected to generate approximately $1.3 million in annual revenues based upon normalized sales levels.  A proposed decision for this general rate case is expected later in 2013.

Other Regulatory Matters

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Matters” section of the Registrant’s Form 10-K for the year-ended December 31, 2012 for a detailed discussion of other regulatory matters.

CPUC Rehearing Matter

In July 2011, the CPUC issued an order granting the DRA’s request to rehear certain issues from the Region II, Region III and general office rate case approved in November 2010.  Among the issues in the rehearing was the La Serena plant improvement project included in rate base totaling approximately $3.5 million.  As a result of the CPUC’s decision in November 2010, GSWC recorded a pretax charge of $2.2 million during 2010, which included the disallowance of a portion of the La Serena capital costs and the related revenues earned on those capital costs that to be refunded to customers.  In March 2013, GSWC and DRA reached a settlement agreement, subject to CPUC approval, to resolve all the issues in the rehearing.  In March 2013, GSWC filed for CPUC approval of the agreement. In anticipation of this settlement, GSWC recorded an additional pretax charge of $416,000 in 2012, representing disallowed plant improvement project costs and related revenues earned on those costs that it expects will be refunded to customers based upon the terms of the settlement being discussed. The settlement, if approved, would resolve all issues arising from the rehearing.

Alternative Revenue Mechanisms:

GSWC records the difference between what it bills its water customers and that which is authorized by the CPUC using the WRAM and MCBA accounts approved by the CPUC.  GSWC has implemented surcharges to recover all of its WRAM balances, net of the MCBA.  For the three months ended March 31, 2013 and 2012, surcharges of $3.6 million and $3.4  million, respectively, were billed to customers to decrease previously incurred under-collections in the WRAM, net of MCBA accounts.  As of March 31, 2013, GSWC has a net aggregated regulatory asset of $44.4 million which is comprised of a $61.9 million under-collection in the WRAM accounts and $17.5 million over-collection in the MCBA accounts. In March 2013, GSWC filed with the CPUC for recovery of its 2012 net WRAM, totaling $23.8 million, to be collected between 12 to 18 months.

Based on CPUC guidelines, recovery periods relating to the majority of GSWC’s WRAM/MCBA balances range between 18 and 24 months.  In April 2012, the CPUC issued a final decision which, among other things, set the recovery periods for under-collection balances that are up to 15% of adopted annual revenues at 18 months or less.  In addition to adopting a new amortization schedule, the final decision sets a cap on total net WRAM/MCBA surcharges in any given calendar year of 10% of the last authorized revenue requirement. The cap is effective following the first test year of each applicant’s pending or next general rate case.  For GSWC, the cap will be applied to its 2013 WRAM balances filed in early 2014.  The cap requirement set forth in the final decision will not impact GSWC’s 2012 and prior year WRAM/MCBA balances.

In June 2012, the CPUC approved a 36-month surcharge to recover BVES’ 2011 BRRAM balance, with the amounts collected through December 2013 to be applied to the 2011 BRRAM under-collection.  Surcharges collected during the remainder of the 36-month period would be for recovery of a $1.6 million increase in the BVES revenue requirement representing the difference between the allocated general office costs authorized by the CPUC in its November 2010 decision on the Region II, Region III and general office rate case, and what was then in BVES’ rates for allocated general office costs.  As authorized by the CPUC, the $1.6 million was combined in the BRRAM for recovery through the surcharge; however, these costs are not considered an alternative revenue program.

In March 2013, BVES filed with the CPUC for recovery of its 2012 BRRAM balance of $2.3 million.  In addition, the filing also requests recovery of $1.8 million representing the difference between the general office allocation and what is in BVES’ rates for allocated general office costs, similar to the 2011 amount discussed above.

Bear Valley Electric Service:

In February 2012, BVES filed its general rate case (“GRC”) for new rates in years 2013 through 2016.  In August 2012, DRA issued its report on the GRC.  Included in DRA’s recommendations was a $2.0 million retroactive ratemaking proposal to increase BVES’ accumulated depreciation balance to reflect adopted depreciation expense for the years 2009 through 2012 rather than actual depreciation expense as recorded in accordance with GAAP.  DRA also recommended that one-half of deferred rate case costs be borne by shareholders, rather than entirely by customers, as has been authorized by the CPUC in prior rate cases.  As of March 31, 2013, GSWC has a $2.2 million regulatory asset representing deferred rate case costs for the current BVES general rate case, which the CPUC has historically allowed utilities to recover. If DRA prevails, GSWC may be required to record a charge to adjust accumulated depreciation and to write-off half of its deferred rate case costs. GSWC believes DRA’s recommendations are without merit and intends to vigorously defend its positions.  At this time, GSWC is unable to predict the final outcome of these matters in the pending rate case.

Hearings on BVES’s GRC, including the matters discussed above, were held in September 2012.  In November 2012, GSWC filed a motion to introduce new information regarding the results of a study on mandatory testing recently received on BVES’s transmission and distribution poles.  Bringing this new study data to the CPUC will help support the requests for capital expenditures. The administrative law judge assigned to this GRC re-opened the record to receive additional testimony on this study, and to conduct additional evidentiary hearings.  DRA has challenged the results of the study, and requested that BVES provide additional information.  A proposed decision for this GRC is now expected later in 2013.

A new renewal energy portfolio standards (“RPS”) law went into effect in December 2011 which changed, among other things, the prior RPS requirement based upon annual procurement targets to multi-year procurement targets.  Under the new RPS law, BVES must procure sufficient RPS-eligible resources to meet: (i) any RPS procurement requirement deficit for any year prior to 2011, and (ii) RPS procurement requirements for the 2011 — 2013 compliance period by no later than December 31, 2013.  BVES’ most recent RPS report under the new law was submitted to the CPUC in December 2012 and did not reflect any RPS procurement deficiencies nor any potential or actual penalties.

In June 2011, BVES filed an application with the CPUC to recover $1.2 million in outside service costs incurred during the period September 1, 2007 through March 31, 2011 in connection with its efforts to procure renewable energy resources.  In March 2012, the CPUC approved the application.  Accordingly, GSWC recorded a regulatory asset of $1.3 million, including accrued interest, in March 2012.  A 12-month surcharge was implemented in May 2012 for recovery of these costs.  In March 2013, BVES filed an application with the CPUC to recover additional costs incurred from April 1, 2011 through December 31, 2012 totaling approximately $835,000 (including interest) and which have been expensed.  In May 2013, the CPUC approved these additional costs and accordingly, BVES will record a regulatory asset and a corresponding decrease to legal and outside services costs during the second quarter of 2013.

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

There have been no material changes to AWR’s environmental matters since December 31, 2012. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Environmental Matters” section of the Registrant’s Form 10-K for the year-ended December 31, 2012 for a detailed discussion of environmental matters.

Water Supply

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Water Supply” section of the Registrant’s Form 10-K for the year-ended December 31, 2012 for a detailed discussion of water supply issues. The discussion below focuses on significant matters and changes since December 31, 2012.

Metropolitan Water District/ State Water Project

Water supplies available to the Metropolitan Water District of Southern California (“MWD”) through the State Water Project vary from year to year based on several factors.  Historically,  weather was the primary factor in determining annual deliveries.  However, biological opinions issued in late 2007 have limited water diversions through the Sacramento/San Joaquin Delta (“Delta”) resulting in pumping restrictions to the State Water Project.  Even with variable State Water Project deliveries,  MWD has generally been able to provide sufficient quantities of water to satisfy the needs of its member agencies and their customers.  Under its Integrated Resources Plan, MWD estimates that it can meet its member agencies’ demands over at least the next 20 years.

Every year, the California Department of Water Resources (“DWR”) establishes the State Water Project allocation for water deliveries to the state water contractors.  DWR generally establishes a percentage allocation of delivery requests based on a number of factors, including weather patterns, snow pack levels, reservoir levels and biological diversion restrictions.  Snow surveys conducted in March 2013 reported Sierra Mountain snowpack at 52 percent of normal. On March 22, 2013, DWR decreased its projected 2013 SWP water deliveries from 40 percent to 35 percent due to an unusually dry winter and pumping restrictions in the Delta.  Should such dry conditions continue, MWD could implement mandatory water rationing within its service territories. However, GSWC believes that MWD will be able to continue meeting water demand for the year.

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

There have been no other material changes regarding Registrant’s market risk position from the information provided in its Annual Report on Form 10-K for the year ended December 31, 2012. The quantitative and qualitative disclosures about market risk are discussed in Item 7A-Quantitative and Qualitative Disclosures About Market Risk, contained in Registrant’s Annual Report on Form 10-K.

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

(b) Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2013, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

Barstow Perchlorate Contamination

On March 8, 2013, the Company was served with four toxic tort lawsuits filed in the Superior Court of San Bernardino: Rachel Alford et al vs. Golden State Water Company (case number CIVBS #1200612), Lorraine Gardner et al vs. Golden State Water Company (case number CIVBS #1200613), Clarice Matthews et al vs. Golden State Water Company (case number CIVBS #1200615), and Amy Dixon, et al vs. Golden State Water Company (case number CIVBS #1200616) arising out of the November 19, 2010 detection of perchlorate in one of GSWC’s active production wells in the Barstow service area. The lawsuits claim negligence by GSWC and seek, among other things, punitive and compensatory damages. GSWC is the only named defendant in all four lawsuits. GSWC believes that these lawsuits are without merit and intends to vigorously defend itself in this matter.  However, at this time management is unable to estimate a loss or range of loss, if any, resulting from these pending lawsuits, but does not believe a loss is probable.

There have been no material developments in any of the legal proceedings described in our 2012 Annual Report on Form 10-K.

Registrant is subject to ordinary routine litigation incidental to its business. Other than the above and those disclosed in Registrant’s Form 10-K for the year ended December 31, 2012, no other legal proceedings are pending, which are believed to be material. Management believes that rate recovery, proper insurance coverage and reserves are in place to insure against property, general liability and workers’ compensation claims incurred in the ordinary course of business.

Item 1A. Risk Factors

There have been no significant changes in the risk factors disclosed in our 2012 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The shareholders of AWR have approved the material features of all equity compensation plans under which AWR directly issues equity securities. AWR did not directly issue any unregistered equity securities during the first quarter of 2013.  The following table provides information about repurchases of common shares by AWR during the first quarter of 2013:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs
January 1 - 31, 2013	872		$50.40	—	NA
February 1 – 28, 2013	28,322		$52.20	—	NA
March 1 - 31, 2013	13,403		$54.98	—	NA
Total	42,597	(2)	$53.04	—	NA	(3)

(1)         None of the common shares were purchased pursuant to any publicly announced stock repurchase program.

(2)         Of this amount, 37,500 Common Shares were acquired on the open market for employees pursuant to the Company’s 401(k) Plan.  The remainder of the Common Shares were acquired on the open market for participants in the Company’s Common Share Purchase and Dividend Reinvestment Plan.

(3)         None of these plans contain a maximum number of common shares that may be purchased in the open market under the plans.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

(a)         On April 26, 2013, the Board of Directors of AWR declared a regular quarterly dividend of $0.355 per Common Share. The dividend will be paid on June 1, 2013 to shareholders of record as of the close of business on May 15, 2013.

(b)         There have been no material changes during the first quarter of 2013 to the procedures by which shareholders may nominate persons to the Board of Directors of AWR.

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

10.34	2013 Short-Term Incentive Program incorporated by reference herein to Exhibit 10.1 to the Registrant’s Form 8-K filed on March 28, 2013 (2)

10.35	Form of 2013 Short-Term Incentive Award Agreement incorporated by reference herein to Exhibit 10.2 to the Registrant’s Form 8-K filed on March 28, 2013 (2)

10.36	Performance Award Agreement between Registrant and Robert J. Sprowls dated May 29, 2012 incorporated by reference herein to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 4, 2012 (2)

10.37	Form of 2013 Performance Award Agreement incorporated by reference herein to Exhibit 10.1 to the Registrant’s Form 8-K filed on March 15, 2013 (2)

10.38	Form of Indemnification Agreement for directors incorporated by reference herein to Exhibit 10.35 to the Registrant’s Form 10-K for the period ended December 31, 2012 (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.1.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.2.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)         Filed concurrently herewith

(2)         Management contract or compensatory arrangement

(3)         Furnished concurrently herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and as its principal financial officer.

AMERICAN STATES WATER COMPANY (“AWR”):

By:	/s/ EVA G. TANG
Senior Vice President-Finance, Chief Financial
Officer, Corporate Secretary and Treasurer

GOLDEN STATE WATER COMPANY (“GSWC”):

By:	/s/ EVA G. TANG
Senior Vice President-Finance, Chief Financial
Officer and Secretary

Date:	May 10, 2013