Form 10-Q
period 2015-09-30
Golden State Water CO; AMERICAN STATES WATER CO
filed 2015-11-03
CIK 92116, 1056903

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2015
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
As of November 2, 2015, the number of Common Shares outstanding, of American States Water Company was 36,728,248 shares. As of November 2, 2015, all of the 146 outstanding Common Shares of Golden State Water Company were owned by American States Water Company.
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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments consisting of normal recurring items and estimates necessary for a fair statement of results for the interim period have been made.

It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto in the latest Annual Report on Form 10-K of American States Water Company and its wholly owned subsidiary, Golden State Water Company.

Filing Format

American States Water Company (“AWR”) is the parent company of Golden State Water Company (“GSWC”) and American States Utility Services, Inc. and its subsidiaries (“ASUS”).

This quarterly report on Form 10-Q is a combined report being filed by two separate Registrants: AWR and GSWC. For more information, please see Note 1 of the Notes to Consolidated Financial Statements and the heading entitled General in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. References in this report to “Registrant” are to AWR and GSWC collectively, unless otherwise specified. GSWC makes no representations as to the information contained in this report other than with respect to itself.

Forward-Looking Information

This Form 10-Q and the documents incorporated herein contain forward-looking statements intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based on current estimates, expectations and projections about future events and assumptions regarding these events and include statements regarding management’s goals, beliefs, plans or current expectations, taking into account the information currently available to management.  Forward-looking statements are not statements of historical facts.  For example, when we use words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may” and other words that convey uncertainty of future events or outcomes, we are making forward-looking statements.  We are not able to predict all the factors that may affect future results.  We caution you that any forward-looking statements made by us are not guarantees of future performance and the actual results may differ materially from those in our forward-looking statements.  Some of the factors that could cause future results to differ materially from those expressed or implied by our forward-looking statements or from historical results include, but are not limited to:

•
the outcome of pending and future regulatory, legislative or other proceedings, investigations or audits, including decisions in GSWC's general rate cases and the results of independent audits of GSWC's construction contracting procurement practices or other independent audits of our costs;

•	changes in the policies and procedures of the California Public Utilities Commission ("CPUC");

•	timeliness of CPUC action on rates;

•
availability of water supplies, which may be adversely affected by the California drought, changes in weather patterns in the West, contamination, and court decisions or other governmental actions restricting the use of water from the Colorado River, the California State Water Project, and/or pumping of groundwater;

•	our ability to efficiently manage GSWC capital expenditures and operating and maintenance expenses within CPUC authorized levels and timely recovery of our costs through rates;

•	the impact of opposition to GSWC rate increases on our ability to recover our costs through rates;

•	the impact of condemnation actions on the size of our customer base;

•	our ability to forecast the costs of maintaining GSWC’s aging water and electric infrastructure;

•
our ability to recover increases in permitting costs and in costs associated with negotiating and complying with the terms of our franchise agreements with cities and counties and other demands made upon us by the cities and counties in which GSWC operates;

•
changes in accounting valuations and estimates, including changes resulting from our assessment of anticipated recovery of GSWC's regulatory assets, liabilities and revenues subject to refund or regulatory disallowances;

•	changes in environmental laws and water and wastewater quality requirements and increases in costs associated with complying with these laws and requirements;

•	our ability to obtain adequate, reliable and cost-effective supplies of chemicals, electricity, fuel, water and other raw materials that are needed for our water and wastewater operations;

•
our ability to recover the costs associated with the contamination of GSWC’s groundwater supplies from parties responsible for the contamination or through the ratemaking process, and the time and expense incurred by us in obtaining recovery of such costs;

•	adequacy of our electric division's power supplies and the extent to which we can manage and respond to the volatility of electric and natural gas prices;

•	our electric division's ability to comply with the CPUC’s renewable energy procurement requirements;

•
changes in GSWC long-term customer demand due to changes in customer usage patterns as a result of conservation efforts, regulatory changes affecting demand such as mandatory restrictions on water use, new landscaping or irrigation requirements, recycling of water by customers or purchase of recycled water supplied by other parties, unanticipated population growth or decline, changes in climate conditions, general economic and financial market conditions and cost increases;

•	changes in accounting treatment for regulated utilities;

•	effects of changes in or interpretations of tax laws, rates or policies;

•	changes in estimates used in ASUS’s revenue recognition under the percentage of completion method of accounting for construction activities;

•
termination, in whole or in part, of one or more of our military utility privatization contracts to provide water and/or wastewater services at military bases for the convenience of the U.S. government or for default;

•
termination of contracts and suspension or debarment for a period of time from contracting with the government due to violations of federal law or regulations in connection with ASUS's military utility privatization activities;

•	delays by the U.S. government in making timely payments to ASUS for water and/or wastewater services at military bases as a result of fiscal uncertainties over the funding of the U.S. government;

•	delays in obtaining redetermination of prices or equitable adjustments to our prices for one or more of our contracts to provide water and/or wastewater services at military bases;

•	disallowance of costs on any of our contracts to provide water and/or wastewater services at military bases as a result of audits, cost reviews or investigations by contracting agencies;

•	inaccurate assumptions used in preparing bids in our contracted services business;

•	failure of the wastewater systems that we operate on military bases resulting in untreated wastewater or contaminants spilling into nearby properties, streams or rivers;

•	failure to comply with the terms of our military privatization contracts;

•	failure of any subcontractors to perform services for us in accordance with the terms of our military privatization contracts;

•	issues with the implementation, maintenance and/or upgrading of our information technology systems;

•	general economic conditions which may impact our ability to recover infrastructure investments and operating costs from customers;

•
explosions, fires, accidents, mechanical breakdowns, the disruption of information technology and telecommunication systems, human error and similar events that may occur while operating and maintaining water and electric systems in California or operating and maintaining water and wastewater systems on military bases under varying geographic conditions;

•
the impact of storms, earthquakes, floods, mudslides, drought, wildfires, disease and similar natural disasters, or acts of terrorism or vandalism, that affect customer demand or that damage or disrupt facilities, operations or information technology systems owned by us, our customers or third parties on whom we rely;

•
potential costs, lost revenues, or other consequences resulting from misappropriation of assets or sensitive information, corruption of data, or operational disruption in connection with a cyber-attack or other cyber incident;

•
restrictive covenants in our debt instruments or changes to our credit ratings on current or future debt that may increase our financing costs or affect our ability to borrow or make payments on our debt; and

•	our ability to access capital markets and other sources of credit in a timely manner on acceptable terms.

Please consider our forward-looking statements in light of these risks (which are more fully disclosed in our 2014 Annual Report on Form 10-K) as you read this Form 10-Q.  We qualify all of our forward-looking statements by these cautionary statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	September 30, 2015	December 31, 2014
Property, Plant and Equipment
Regulated utility plant, at cost	$1,547,330	$1,492,880
Non-utility property, at cost	11,078	10,879
Total	1,558,408	1,503,759
Less - Accumulated depreciation	(526,289)	(500,239)
Net property, plant and equipment	1,032,119	1,003,520

Other Property and Investments
Goodwill	1,116	1,116
Other property and investments	18,301	17,536
Total other property and investments	19,417	18,652

Current Assets
Cash and cash equivalents	27,254	75,988
Accounts receivable — customers (less allowance for doubtful accounts of $849 in 2015 and $803 in 2014)	22,112	18,814
Unbilled receivable	21,909	21,422
Receivable from the U.S. government	4,934	6,709
Other accounts receivable (less allowance for doubtful accounts of $129 in 2015 and $89 in 2014)	7,385	4,843
Income taxes receivable	174	20,993
Materials and supplies, at average cost	5,874	3,588
Regulatory assets — current	10,557	12,379
Prepayments and other current assets	3,931	2,745
Costs and estimated earnings in excess of billings on contracts	22,345	34,535
Deferred income taxes — current	8,988	7,435
Total current assets	135,463	209,451

Regulatory and Other Assets
Regulatory assets	144,800	118,829
Costs and estimated earnings in excess of billings on contracts	20,856	15,741
Other	9,509	12,105
Total regulatory and other assets	175,165	146,675

Total Assets	$1,362,164	$1,378,298

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands)	September 30, 2015	December 31, 2014
Capitalization
Common shares, no par value	$244,327	$253,199
Earnings reinvested in the business	225,696	253,602
Total common shareholders’ equity	470,023	506,801
Long-term debt	325,550	325,798
Total capitalization	795,573	832,599

Current Liabilities
Notes payable to banks	15,000	—
Long-term debt — current	312	292
Accounts payable	46,517	41,855
Income taxes payable	2,858	638
Accrued other taxes	8,329	8,602
Accrued employee expenses	11,684	10,519
Accrued interest	6,282	3,549
Unrealized loss on purchased power contracts	7,246	3,339
Billings in excess of costs and estimated earnings on contracts	7,504	11,736
Other	18,244	18,760
Total current liabilities	123,976	99,290

Other Credits
Advances for construction	67,104	68,328
Contributions in aid of construction	116,207	116,629
Deferred income taxes	191,825	191,209
Unamortized investment tax credits	1,632	1,699
Accrued pension and other postretirement benefits	59,190	61,773
Other	6,657	6,771
Total other credits	442,615	446,409

Commitments and Contingencies (Note 8)

Total Capitalization and Liabilities	$1,362,164	$1,378,298

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS
ENDED SEPTEMBER 30, 2015 AND 2014
(Unaudited)

	Three Months Ended September 30,
(in thousands, except per share amounts)	2015	2014
Operating Revenues
Water	$97,273	$96,700
Electric	7,946	8,614
Contracted services	27,756	33,013
Total operating revenues	132,975	138,327

Operating Expenses
Water purchased	18,127	17,837
Power purchased for pumping	2,982	3,914
Groundwater production assessment	3,146	4,291
Power purchased for resale	2,299	2,383
Supply cost balancing accounts	4,824	3,179
Other operation	7,056	6,958
Administrative and general	19,272	20,142
Depreciation and amortization	10,512	10,549
Maintenance	4,393	4,390
Property and other taxes	4,326	4,359
ASUS construction	14,853	20,430
Total operating expenses	91,790	98,432

Operating Income	41,185	39,895

Other Income and Expenses
Interest expense	(5,484)	(5,519)
Interest income	118	224
Other, net	(346)	47
Total other income and expenses	(5,712)	(5,248)

Income from operations before income tax expense	35,473	34,647

Income tax expense	14,394	13,476

Net Income	$21,079	$21,171

Weighted Average Number of Common Shares Outstanding	37,063	38,704
Basic Earnings Per Common Share	$0.57	$0.54

Weighted Average Number of Diluted Shares	37,266	38,930
Fully Diluted Earnings Per Common Share	$0.56	$0.54

Dividends Paid Per Common Share	$0.2240	$0.2130

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2015 AND 2014
(Unaudited)

	Nine Months Ended September 30,
(in thousands, except per share amounts)	2015	2014
Operating Revenues
Water	$256,358	$253,689
Electric	26,804	27,398
Contracted services	65,364	74,826
Total operating revenues	348,526	355,913

Operating Expenses
Water purchased	46,833	45,324
Power purchased for pumping	7,122	8,448
Groundwater production assessment	10,657	12,684
Power purchased for resale	7,364	7,070
Supply cost balancing accounts	8,453	3,891
Other operation	20,578	20,990
Administrative and general	59,270	59,733
Depreciation and amortization	31,596	31,604
Maintenance	12,075	12,206
Property and other taxes	12,662	12,649
ASUS construction	35,311	47,651
Total operating expenses	251,921	262,250

Operating Income	96,605	93,663

Other Income and Expenses
Interest expense	(16,239)	(16,924)
Interest income	332	459
Other, net	4	443
Total other income and expenses	(15,903)	(16,022)

Income from operations before income tax expense	80,702	77,641

Income tax expense	31,826	30,095

Net Income	$48,876	$47,546

Weighted Average Number of Common Shares Outstanding	37,653	38,744
Basic Earnings Per Common Share	$1.29	$1.22

Weighted Average Number of Diluted Shares	37,853	38,963
Fully Diluted Earnings Per Common Share	$1.29	$1.22

Dividends Paid Per Common Share	$0.650	$0.618

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2015	2014
Cash Flows From Operating Activities:
Net income	$48,876	$47,546
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,110	32,302
Provision for doubtful accounts	620	781
Deferred income taxes and investment tax credits	1,187	(3,236)
Stock-based compensation expense	2,117	1,961
Other — net	1,047	288
Changes in assets and liabilities:
Accounts receivable — customers	(3,870)	(3,345)
Unbilled receivable	(487)	(14,077)
Other accounts receivable	(3,294)	2,559
Receivables from the U.S. government	1,775	3,564
Materials and supplies	(2,286)	635
Prepayments and other assets	1,116	(579)
Costs and estimated earnings in excess of billings on contracts	7,075	6,036
Regulatory assets	(25,907)	18,143
Accounts payable	3,936	5,450
Income taxes receivable/payable	23,039	14,213
Billings in excess of costs and estimated earnings on contracts	(4,232)	8,847
Accrued pension and other post-retirement benefits	(1,128)	(3,623)
Other liabilities	4,404	2,604
Net cash provided	86,098	120,069

Cash Flows From Investing Activities:
Capital expenditures	(59,848)	(53,714)
Other investing activities	(1,456)	(1,696)
Net cash used	(61,304)	(55,410)

Cash Flows From Financing Activities:
Proceeds from stock option exercises	746	370
Repurchase of Common Shares	(63,234)	(7,101)
Receipt of advances for and contributions in aid of construction	2,928	5,157
Refunds on advances for construction	(3,161)	(3,062)
Retirement or repayments of long-term debt	(228)	(15,278)
Dividends paid	(24,497)	(23,931)
Net change in notes payable to banks	15,000	—
Other financing activities	(1,082)	(1,178)
Net cash used	(73,528)	(45,023)
Net change in cash and cash equivalents	(48,734)	19,636
Cash and cash equivalents, beginning of period	75,988	38,226
Cash and cash equivalents, end of period	$27,254	$57,862

Non-cash transactions:
Accrued payables for investment in utility plant	$13,866	$14,018
Property installed by developers and conveyed	$1,705	$388

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	September 30, 2015	December 31, 2014
Utility Plant
Utility plant, at cost	$1,547,330	$1,492,880
Less - Accumulated depreciation	(519,487)	(494,000)
Net utility plant	1,027,843	998,880

Other Property and Investments	16,169	15,395

Current Assets
Cash and cash equivalents	19,286	44,005
Accounts receivable-customers (less allowance for doubtful accounts of $849 in 2015 and $803 in 2014)	22,112	18,814
Unbilled receivable	17,730	17,733
Inter-company receivable	171	499
Other accounts receivable (less allowance for doubtful accounts of $129 in 2015 and $89 in 2014)	1,121	3,795
Income taxes receivable from Parent	444	29,580
Note receivable from Parent	15,000	—
Materials and supplies, at average cost	5,264	2,791
Regulatory assets — current	10,557	12,379
Prepayments and other current assets	3,479	2,507
Deferred income taxes — current	8,533	6,500
Total current assets	103,697	138,603

Regulatory and Other Assets
Regulatory assets	144,800	118,829
Other	9,719	10,667
Total regulatory and other assets	154,519	129,496

Total Assets	$1,302,228	$1,282,374

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands)	September 30, 2015	December 31, 2014
Capitalization
Common shares, no par value	$237,056	$235,607
Earnings reinvested in the business	195,032	199,583
Total common shareholder’s equity	432,088	435,190
Long-term debt	325,550	325,798
Total capitalization	757,638	760,988

Current Liabilities
Inter-company Payables	15,000	—
Long-term debt — current	312	292
Accounts payable	34,929	29,619
Accrued other taxes	7,966	8,442
Accrued employee expenses	10,583	9,591
Accrued interest	6,282	3,593
Unrealized loss on purchased power contracts	7,246	3,339
Other	17,990	18,659
Total current liabilities	100,308	73,535

Other Credits
Advances for construction	67,104	68,328
Contributions in aid of construction	116,207	116,629
Deferred income taxes	193,597	192,787
Unamortized investment tax credits	1,632	1,699
Accrued pension and other postretirement benefits	59,190	61,773
Other	6,552	6,635
Total other credits	444,282	447,851

Commitments and Contingencies (Note 8)

Total Capitalization and Liabilities	$1,302,228	$1,282,374

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME
FOR THE THREE MONTHS
ENDED SEPTEMBER 30, 2015 AND 2014
(Unaudited)

	Three Months Ended September 30,
(in thousands)	2015	2014
Operating Revenues
Water	$97,273	$96,700
Electric	7,946	8,614
Total operating revenues	105,219	105,314

Operating Expenses
Water purchased	18,127	17,837
Power purchased for pumping	2,982	3,914
Groundwater production assessment	3,146	4,291
Power purchased for resale	2,299	2,383
Supply cost balancing accounts	4,824	3,179
Other operation	6,109	6,223
Administrative and general	15,690	17,261
Depreciation and amortization	10,241	10,236
Maintenance	3,878	3,765
Property and other taxes	3,842	3,879
Total operating expenses	71,138	72,968

Operating Income	34,081	32,346

Other Income and Expenses
Interest expense	(5,499)	(5,509)
Interest income	115	214
Other, net	(345)	47
Total other income and expenses	(5,729)	(5,248)

Income from operations before income tax expense	28,352	27,098

Income tax expense	12,109	11,019

Net Income	$16,243	$16,079

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME
FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2015 AND 2014
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2015	2014
Operating Revenues
Water	$256,358	$253,689
Electric	26,804	27,398
Total operating revenues	283,162	281,087

Operating Expenses
Water purchased	46,833	45,324
Power purchased for pumping	7,122	8,448
Groundwater production assessment	10,657	12,684
Power purchased for resale	7,364	7,070
Supply cost balancing accounts	8,453	3,891
Other operation	18,107	19,027
Administrative and general	48,250	50,670
Depreciation and amortization	30,717	30,708
Maintenance	10,362	10,609
Property and other taxes	11,508	11,305
Total operating expenses	199,373	199,736

Operating Income	83,789	81,351

Other Income and Expenses
Interest expense	(16,233)	(16,841)
Interest income	316	436
Other, net	(139)	443
Total other income and expenses	(16,056)	(15,962)

Income from operations before income tax expense	67,733	65,389

Income tax expense	28,156	26,507

Net Income	$39,577	$38,882

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2015	2014
Cash Flows From Operating Activities:
Net income	$39,577	$38,882
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,231	31,406
Provision for doubtful accounts	620	844
Deferred income taxes and investment tax credits	901	(3,110)
Stock-based compensation expense	1,823	1,513
Other — net	1,036	273
Changes in assets and liabilities:
Accounts receivable — customers	(3,870)	(3,345)
Unbilled receivable	3	(2,269)
Other accounts receivable	1,922	2,438
Materials and supplies	(2,473)	(606)
Prepayments and other assets	(272)	(579)
Regulatory assets	(25,907)	18,143
Accounts payable	4,584	2,941
Inter-company receivable/payable	328	541
Income taxes receivable/payable from/to Parent	29,136	10,354
Accrued pension and other post-retirement benefits	(1,128)	(3,623)
Other liabilities	3,862	2,616
Net cash provided	81,373	96,419

Cash Flows From Investing Activities:
Capital expenditures	(59,330)	(52,150)
Note receivable from AWR parent	(15,000)	(8,300)
Receipt of payment of note receivable from AWR parent	—	8,800
Other investing activities	(1,506)	(1,739)
Net cash used	(75,836)	(53,389)

Cash Flows From Financing Activities:
Receipt of advances for and contributions in aid of construction	2,928	5,157
Refunds on advances for construction	(3,161)	(3,062)
Retirement or repayments of long-term debt	(228)	(15,278)
Dividends paid	(44,000)	(39,000)
Net change in inter-company borrowings	15,000	—
Other financing activities	(795)	(995)
Net cash used	(30,256)	(53,178)

Net change in cash and cash equivalents	(24,719)	(10,148)
Cash and cash equivalents, beginning of period	44,005	37,875
Cash and cash equivalents, end of period	$19,286	$27,727

Non-cash transactions:
Accrued payables for investment in utility plant	$13,866	$14,017
Property installed by developers and conveyed	$1,705	$388

The accompanying notes are an integral part of these financial statements

AMERICAN STATES WATER COMPANY AND SUBSIDIARIES
AND
GOLDEN STATE WATER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Summary of Significant Accounting Policies:

Nature of Operations: American States Water Company (“AWR”) is the parent company of Golden State Water Company (“GSWC”) and American States Utility Services, Inc. (“ASUS”) (and its subsidiaries, Fort Bliss Water Services Company (“FBWS”), Terrapin Utility Services, Inc. (“TUS”), Old Dominion Utility Services, Inc. (“ODUS”), Palmetto State Utility Services, Inc. (“PSUS”) and Old North Utility Services, Inc. (“ONUS”)).  The subsidiaries of ASUS are collectively referred to as the “Military Utility Privatization Subsidiaries.”

GSWC is a public utility engaged principally in the purchase, production, distribution and sale of water in California serving approximately 260,000 customers. GSWC also distributes electricity in several San Bernardino County mountain communities in California serving approximately 24,000 customers through its Bear Valley Electric Service (“BVES”) division. Although Registrant has a diversified base of residential, industrial and other customers, revenues derived from commercial and residential water customers accounted for approximately 90% of total water revenues during the three and nine months ended September 30, 2015 and 2014. The California Public Utilities Commission (“CPUC”) regulates GSWC’s water and electric businesses in matters including properties, rates, services, facilities, and transactions by GSWC with its affiliates.  AWR’s assets and operating income are primarily those of GSWC.

ASUS, through its wholly owned subsidiaries, operates, maintains and performs construction activities (including renewal and replacement capital work) on water and/or wastewater systems at various United States military bases pursuant to 50-year firm fixed-price contracts. These contracts are subject to periodic price redeterminations or economic price adjustments and modifications for changes in circumstances, changes in laws and regulations and additions to the contract value for new construction of facilities at the military bases.

There is no direct regulatory oversight by the CPUC over AWR or the operations, rates or services provided by ASUS or any of ASUS's wholly owned subsidiaries.

Basis of Presentation: The consolidated financial statements and notes thereto are presented in a combined report filed by two separate Registrants: AWR and GSWC. References in this report to “Registrant” are to AWR and GSWC collectively, unless otherwise specified. Certain prior-period amounts in the Consolidated and GSWC Statements of Cash Flow have been reclassified to conform to the 2015 presentation of "Regulatory assets" as a separate line item.

The consolidated financial statements of AWR include the accounts of AWR and its subsidiaries, all of which are wholly owned. These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Inter-company transactions and balances have been eliminated in the AWR consolidated financial statements.

The consolidated financial statements included herein have been prepared by Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The December 31, 2014 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles ("GAAP") in the United States of America. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments consisting of normal, recurring items and estimates necessary for a fair statement of the results for the interim periods have been made. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Form 10-K for the year ended December 31, 2014 filed with the SEC.

GSWC's Related Party Transactions: In May 2013, AWR issued an interest bearing promissory note to GSWC for $20.0 million which expires on May 23, 2018. The amount of this note was increased to $40.0 million on October 27, 2015. Under the terms of this note, AWR may borrow from GSWC amounts up to $40.0 million for working capital purposes. AWR agreed to pay any unpaid principal amounts outstanding under this note, plus accrued interest. As of September 30, 2015, AWR had $15.0 million outstanding and owed to GSWC under this note.

In October 2015, AWR issued an interest bearing promissory note to ASUS for $10.0 million which expires on May 23, 2018. Under the terms of this note, AWR may borrow from ASUS amounts up to $10.0 million for working capital purposes. AWR agreed to pay any unpaid principal amounts outstanding under this note, plus accrued interest.

GSWC and ASUS provide and receive various support services to and from their parent, AWR, and among themselves. GSWC also allocates certain corporate office administrative and general costs to its affiliate, ASUS, using allocation factors approved by the CPUC. GSWC allocated corporate office administrative and general costs to ASUS of approximately $659,000 and $658,000 during the three months ended September 30, 2015 and 2014, respectively, and approximately $2.0 million during the nine months ended September 30, 2015 and 2014. In addition, AWR has a $100.0 million syndicated credit facility. AWR borrows under this facility and provides funds to its subsidiaries, including GSWC, in support of their operations.  The interest rate charged to GSWC and ASUS is sufficient to cover AWR’s interest cost under the credit facility. Amounts owed to GSWC by AWR, including for allocated expenses, are included in GSWC's inter-company receivables as of September 30, 2015 and December 31, 2014.

Sales and Use Taxes:  GSWC bills certain sales and use taxes levied by state or local governments to its customers. Included in these sales and use taxes are franchise fees, which GSWC pays to various municipalities (based on ordinances adopted by these municipalities) in order to use public rights of way for utility purposes. GSWC bills these franchise fees to its customers based on a CPUC-authorized rate for each rate-making area as applicable. These franchise fees, which are required to be paid regardless of GSWC’s ability to collect them from its customers, are accounted for on a gross basis. GSWC’s franchise fees billed to customers and recorded as operating revenue were approximately $1.1 million for the three months ended September 30, 2015 and 2014, and $3 million and $2.9 million for the nine months ended September 30, 2015 and 2014, respectively. When GSWC acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis.

Depending on the state in which its operations are conducted, ASUS is also subject to certain state non-income tax assessments generally computed on a “gross receipts” or “gross revenues” basis.  These non-income tax assessments are required to be paid regardless of whether the subsidiary is reimbursed by the U.S. government for these assessments under its 50-year contracts.  The non-income tax assessments are accounted for on a gross basis and totaled $265,000 and $248,000 during the three months ended September 30, 2015 and 2014, respectively, and $351,000 and $554,000 for the nine months ended September 30, 2015 and 2014, respectively.

Recently Issued Accounting Pronouncements: In May 2014, the Financial Accounting Standards Board ("FASB") issued updated accounting guidance on revenue recognition. The guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. Under this guidance, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what the entity expects in exchange for the goods or services. The guidance also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. On July 9, 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and adoption is not permitted earlier than the original effective date, that is, no earlier than 2017. The guidance allows entities to select one of two methods of adoption, either the full retrospective approach, meaning the guidance would be applied to all periods presented, or modified retrospective approach, meaning the cumulative effect of applying the guidance would be recognized as an adjustment to opening retained earnings at January 1, 2018, along with providing certain additional disclosures. Registrant intends to adopt this guidance in the fiscal year beginning January 1, 2018. Management has not yet selected a transition method nor has it determined the effect of the standard on the Company's ongoing financial reporting.

In April 2015, the FASB issued Accounting Standard Update 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, rather than as an asset. The standard does not affect the recognition and measurement of debt issuance costs. The guidance is effective January 1, 2016. In August 2015, the FASB issued Accounting Standard Update 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which provided additional guidance for presentation of debt issuance costs related to line-of-credit arrangements. Under this guidance, entities may present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. As of September 30, 2015, Registrant had $4.8 million in debt issuance costs reflected under "Other Noncurrent Assets," including $113,000 associated with Registrant's syndicated credit facility.

Note 2 — Regulatory Matters:

In accordance with accounting principles for rate-regulated enterprises, Registrant records regulatory assets, which represent probable future recovery of costs from customers through the ratemaking process, and regulatory liabilities, which represent probable future refunds that are to be credited to customers through the ratemaking process. At September 30, 2015, Registrant had approximately $67.9 million of regulatory assets, net of regulatory liabilities, not accruing carrying costs. Of this amount, $39.3 million relates to the underfunded position in Registrant's pension and other post-retirement obligations, $7.2 million relates to a memorandum account authorized by the CPUC to track unrealized gains and losses on BVES's purchase power contracts over the term of the contracts, and $15.4 million relates to deferred income taxes representing accelerated tax benefits flowed through to customers, which will be included in rates concurrently with recognition of the associated future tax expense. The remainder relates to other items that do not provide for or incur carrying costs.

Regulatory assets represent costs incurred by GSWC for which it has received or expects to receive rate recovery in the future. In determining the probability of costs being recognized in other periods, GSWC considers regulatory rules and decisions, past practices, and other facts or circumstances that would indicate if recovery is probable. If the CPUC determines that a portion of GSWC’s assets are not recoverable in customer rates, GSWC must determine if it has suffered an asset impairment that requires it to write down the asset's value. Regulatory assets are offset against regulatory liabilities within each rate-making area. Amounts expected to be collected or refunded in the next twelve months have been classified as current assets and current liabilities by rate-making area. As of September 30, 2015, GSWC had a total of $151.3 million in net regulatory assets, of which $4.1 million of regulatory liabilities were included in “Other Current Liabilities.” Regulatory assets, less regulatory liabilities, included in the consolidated balance sheets are as follows:

(dollars in thousands)	September 30, 2015	December 31, 2014
GSWC
Water Revenue Adjustment Mechanism, net of Modified Cost Balancing Account	$43,645	$9,369
Base Revenue Requirement Adjustment Mechanism	4,652	7,761
Costs deferred for future recovery on Aerojet case	12,930	13,629
Pensions and other post-retirement obligations (Note 7)	41,582	43,426
Derivative unrealized loss (Note 4)	7,246	3,339
Flow-through taxes, net (Note 6)	15,421	17,612
Low income rate assistance balancing accounts	8,645	9,109
Other regulatory assets	22,390	23,259
Various refunds to customers	(5,249)	(1,800)
Total	$151,262	$125,704

Regulatory matters are discussed in detail in the consolidated financial statements and the notes thereto included in the Form 10-K for the year ended December 31, 2014 filed with the SEC. The discussion below focuses on significant matters and developments since December 31, 2014.

Alternative-Revenue Programs:
GSWC records the difference between what it bills its water customers and that which is authorized by the CPUC using the Water Revenue Adjustment Mechanism (“WRAM”) and Modified Cost Balancing Account (“MCBA”) accounts approved by the CPUC.   The over- or under-collection of the WRAM is netted against the MCBA over- or under-collection for the corresponding rate-making area and bears interest at the current 90-day commercial-paper rate.  Based on CPUC guidelines, recovery periods relating to the majority of GSWC’s WRAM/MCBA balances range between 18 and 24 months.

GSWC has implemented surcharges to recover its WRAM/MCBA balances as of December 31, 2014. For the three and nine months ended September 30, 2015, surcharges (net of surcredits) of approximately $1,586,000 and $1,676,000, respectively, were billed to customers to recover previously incurred under-collections in the WRAM/MCBA accounts. During the nine months ended September 30, 2015, GSWC recorded additional net under-collections in the WRAM/MCBA accounts of $36 million. The increase in the WRAM balance in 2015 is due to water conservation by our customers in response to the ongoing drought conditions in California. Lower water usage results in an increase in under-collections recorded in the WRAM accounts. As of September 30, 2015, GSWC had a net aggregated regulatory asset of $43.6 million which is comprised of a $45.6 million under-collection in the WRAM accounts and a $2.0 million over-collection in the MCBA accounts.

As required by the accounting guidance for alternative revenue programs, GSWC is required to collect its WRAM balances, net of its MCBA, within 24 months following the year in which they are recorded. Due to the state-mandated water conservation targets, which are in effect through the end of February 2016, GSWC has recorded significant amounts in the WRAM under-collection during the nine months ended September 30, 2015. If GSWC continues to experience decreases in water consumption, the 2015 WRAM under-collection balances may not be fully collectible within 24 months under current CPUC amortization guidelines. There is also a CPUC-stipulated cap on total net WRAM/MCBA surcharges in a given calendar year of 10% of the last authorized revenue requirement. This cap and/or the current amortization guidelines could result in GSWC deferring the recognition of revenue for portions of the WRAM/MCBA, which we estimate to be collected subsequent to 24 months following the end of the fiscal year.

For BVES, the CPUC approved the Base Revenue Requirement Adjustment Mechanism (“BRRAM”), which adjusts base revenues to adopted levels.  In November 2014, the CPUC issued a final decision on BVES's general rate case, setting rates and adopted revenues for the years 2013 through 2016. In March 2015, surcharges were implemented to collect the 2014 BRRAM under-collection of $3.1 million over 24 months. As of September 30, 2015, GSWC had a regulatory asset of $4.7 million under-collection in the BRRAM.

Other Regulatory Matters:

Procurement Audits:
In December 2011, the CPUC issued a final decision adopting a settlement between GSWC and the CPUC on its investigation of certain work orders and charges paid to a specific contractor used previously for numerous construction projects primarily in one of GSWC's three main geographic water regions. As part of the settlement reached with the CPUC on this matter, GSWC agreed to be subject to three separate independent audits of its procurement practices over a period of ten years from the date the settlement was approved by the CPUC.  The audits cover GSWC’s procurement practices for contracts with other contractors from 1994 forward. The first audit started in 2014 and covered almost a 20-year period from January 1, 1994 through September 30, 2013.
In March 2015, the accounting firm engaged by the CPUC to conduct the first independent audit issued its final report to the CPUC’s Division of Water and Audits (“DWA”). The final report, which was issued on a confidential basis, included GSWC's responses to the accounting firm’s findings, as well as the firm’s responses to GSWC's comments. DWA informed GSWC that it does not intend to pursue further investigation, refunds, or penalties in respect of past procurement activities as a result of the final report. Furthermore, in June 2015 the CPUC's Office of Ratepayer Advocates ("ORA") notified the administrative law judge in the ongoing general rate case that, having reviewed the final audit report, its potential concerns with the audit report were satisfied and, as such, ORA withdrew its request to have further review of this matter in the pending general rate case. At this time, GSWC does not believe that a loss associated with any disallowances and/or penalties from this first audit is likely.
Rural Acquisition
In June 2013, GSWC entered into an Asset Purchase Agreement (the "Agreement") to acquire all of the operating water assets of Rural Water Company (“Rural”). In June 2015, the CPUC approved the acquisition of Rural, including GSWC's recovery of the purchase price through customer rates. On October 14, 2015, GSWC completed the transaction for an aggregate purchase price of $1.7 million and, as a result, GSWC will serve approximately 960 new customers near the City of Arroyo Grande in the county of San Luis Obispo, California, which is near GSWC's Santa Maria customer service area in Coastal California. GSWC is in the process of evaluating the purchase price allocation; however, the acquisition is not material to Registrant’s financial position or results of operations.

Note 3 — Earnings per Share/Capital Stock:

In accordance with the accounting guidance for participating securities and earnings per share (“EPS”), Registrant uses the “two-class” method of computing EPS. The “two-class” method is an earnings allocation formula that determines EPS for each class of common stock and participating security. AWR has participating securities related to restricted stock units that earn dividend equivalents on an equal basis with AWR’s Common Shares that have been issued under AWR's 2000 and 2008 Stock Incentive Plans and the 2003 and 2013 Non-Employee Directors Stock Plans.  In applying the “two-class” method, undistributed earnings are allocated to both common shares and participating securities.
The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding used for calculating basic net income per share:

Basic:	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(in thousands, except per share amounts)	2015	2014	2015	2014
Net income	$21,079	$21,171	48,876	47,546
Less: (a) Distributed earnings to common shareholders	8,326	8,244	24,497	23,944
Distributed earnings to participating securities	47	48	134	133
Undistributed earnings	12,706	12,879	24,245	23,469

(b) Undistributed earnings allocated to common shareholders	12,633	12,805	24,114	23,340
Undistributed earnings allocated to participating securities	73	74	131	129

Total income available to common shareholders, basic (a)+(b)	$20,959	$21,049	$48,611	$47,284

Weighted average Common Shares outstanding, basic	37,063	38,704	37,653	38,744

Basic earnings per Common Share	$0.57	$0.54	$1.29	$1.22

Diluted EPS is based upon the weighted average number of Common Shares, including both outstanding shares and shares potentially issuable in connection with stock options and restricted stock units granted under AWR’s 2000 and 2008 Stock Incentive Plans, and the 2003 and 2013 Non-Employee Directors Stock Plans, and net income. At September 30, 2015 and 2014, there were 174,306 and 235,584 options outstanding, respectively, under these Plans. At September 30, 2015 and 2014, there were also 211,406 and 224,543 restricted stock units outstanding, respectively, including performance shares awarded to officers of the Registrant.

 The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating diluted net income per share:

Diluted:	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(in thousands, except per share amounts)	2015	2014	2015	2014
Common shareholders earnings, basic	$20,959	$21,049	$48,611	$47,284
Undistributed earnings for dilutive stock-based awards	73	74	131	129
Total common shareholders earnings, diluted	$21,032	$21,123	$48,742	$47,413

Weighted average common shares outstanding, basic	37,063	38,704	37,653	38,744
Stock-based compensation (1)	203	226	200	219
Weighted average common shares outstanding, diluted	37,266	38,930	37,853	38,963

Diluted earnings per Common Share	$0.56	$0.54	$1.29	$1.22

(1)       In applying the treasury stock method of reflecting the dilutive effect of outstanding stock-based compensation in the calculation of diluted EPS, 174,306 and 235,584 stock options at September 30, 2015 and 2014, respectively, were deemed to be outstanding in accordance with accounting guidance on earnings per share.  All of the 211,406 and 224,543 restricted stock units at September 30, 2015 and 2014, respectively, were included in the calculation of diluted EPS for the nine months ended September 30, 2015 and 2014.

No stock options outstanding at September 30, 2015 had an exercise price greater than the average market price of AWR’s Common Shares for the nine months ended September 30, 2015. There were no stock options outstanding at September 30, 2015 or 2014 that were anti-dilutive.

During the nine months ended September 30, 2015 and 2014, AWR issued 96,157 and 95,331 common shares, for approximately $746,000 and $370,000, respectively, under Registrant’s Common Share Purchase and Dividend Reinvestment Plan (“DRP”), the 401(k) Plan, the 2000 and 2008 Stock Incentive Plans and the 2003 and 2013 Non-Employee Directors Stock Plans.

On May 19, 2015, AWR's Board of Directors approved a stock repurchase program, authorizing AWR to repurchase up to 1.2 million shares of its Common Shares from time to time through June 30, 2017. Pursuant to this program, Registrant repurchased 574,832 and 961,853 Common Shares on the open market during the three and nine months ended September 30, 2015, respectively. On March 27, 2014, AWR's Board of Directors approved a stock repurchase program, authorizing AWR to repurchase up to 1.25 million shares of its Common Shares from time to time through June 30, 2016. Pursuant to this program, Registrant repurchased 704,782 Common Shares on the open market during 2015. The 2014 stock repurchase program was completed in May 2015. The repurchase of Common Shares is restricted by California law under the same standards which apply to dividend distributions.

During the three months ended September 30, 2015 and 2014, AWR paid quarterly dividends of approximately $8.3 million, or $0.224 per share, and $8.2 million, or $0.213 per share, respectively. During the nine months ended September 30, 2015 and 2014, AWR paid quarterly dividends to shareholders of approximately $24.5 million, or $0.65 per share, and $23.9 million, or $0.618 per share, respectively.

Note 4 — Derivative Instruments:

Derivative financial instruments are used to manage exposure to commodity price risk. Commodity price risk represents the potential impact that can be caused by a change in the market value of a particular commodity. BVES purchases power under long-term contracts at a fixed cost depending on the amount of power and the period during which the power is purchased under such contracts.  These contracts are generally subject to the accounting guidance for derivatives and require mark-to-market derivative accounting.  In December 2014, the CPUC approved an application that allowed BVES to immediately execute new long-term purchased power contracts with energy providers on December 9, 2014. BVES began taking power under these long-term contracts effective January 1, 2015 at a fixed cost over three and five year terms depending on the amount of power and period during which the power is purchased under the contracts.

The long-term contracts executed in December 2014 are subject to the accounting guidance for derivatives and require mark-to-market derivative accounting. Among other things, the CPUC approval in December 2014 also authorized BVES to establish a regulatory asset and liability memorandum account to offset the mark-to-market entries required by the accounting guidance.  Accordingly, all unrealized gains and losses generated from the purchased power contracts executed in December 2014 are deferred on a monthly basis into a non-interest bearing regulatory memorandum account that tracks the changes in fair value of the derivative throughout the term of the contract. As a result, these unrealized gains and losses do not impact GSWC’s earnings. As of September 30, 2015, there was a $7.2 million unrealized loss in the memorandum account for the purchased power contracts as a result of the recent decrease in energy prices. There were no derivatives as of September 30, 2014.  The notional volume of derivatives remaining under these long-term contracts as of September 30, 2015 was approximately 498,000 megawatt hours.
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

Level 2: Quoted prices in markets that are not active or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; or

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

To value the contract, Registrant applies the Black-76 model, utilizing various inputs that include quoted market prices for energy over the duration of the contract. The market prices used to determine the fair value for this derivative instrument were estimated based on independent sources such as broker quotes and publications that are not observable in or corroborated by the market.  Registrant received one broker quote to determine the fair value of its derivative instrument.  When such inputs have a significant impact on the measurement of fair value, the instrument is categorized as Level 3. Accordingly, the valuation of the derivative on Registrant’s purchased power contract has been classified as Level 3 for all periods presented.
 The following table presents changes in the fair value of GSWC’s Level 3 derivatives for the three and nine months ended September 30, 2015 and 2014:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(dollars in thousands)	2015	2014	2015	2014
Fair value at beginning of the period	$(5,662)	$—	$(3,339)	$—
Unrealized loss on purchased power contracts	(1,584)	—	(3,907)	—
Fair value at end of the period	$(7,246)	$—	$(7,246)	$—

Note 5 — Fair Value of Financial Instruments:

For cash and cash equivalents, accounts receivable, accounts payable and short-term debt, the carrying amount is assumed to approximate fair value due to the short-term nature of the amounts.

Investments held in a Rabbi Trust for the supplemental executive retirement plan are measured at fair value and totaled $9.7 million as of September 30, 2015. All equity investments in the Rabbi Trust are Level 1 investments in mutual funds. The investments held in the Rabbi Trust are included in Other Property and Investments on Registrant's balance sheets.

The table below estimates the fair value of long-term debt held by GSWC. The fair values as of September 30, 2015 and December 31, 2014 were determined using rates for similar financial instruments of the same duration utilizing Level 2 methods and assumptions. The interest rates used for the September 30, 2015 valuation increased as compared to December 31, 2014, decreasing the fair value of long-term debt as of September 30, 2015. Changes in the assumptions will produce differing results.

	September 30, 2015		December 31, 2014
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt—GSWC	$325,862	$397,598	$326,090	$417,057

Note 6 — Income Taxes:
As a regulated utility, GSWC treats certain temporary differences as flow-through adjustments in computing its income tax provision consistent with the income tax approach approved by the CPUC for ratemaking purposes. Flow-through adjustments increase or decrease tax expense in one period, with an offsetting decrease or increase occurring in another period. Giving effect to these temporary differences as flow-through adjustments typically results in a greater variance between the effective tax rate (“ETR”) and the statutory federal income tax rate in any given period than would otherwise exist if GSWC were not required to account for its income taxes as a regulated enterprise.  GSWC's ETR was 42.7% and 40.7% for the three months ended September 30, 2015 and 2014, respectively, and 41.6% and 40.5% for the nine months ended September 30, 2015 and 2014, respectively. GSWC's ETRs deviated from the statutory rate primarily due to state taxes and differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (primarily related to plant, rate-case and compensation items), as well as permanent items.
AWR's consolidated ETR was 40.6% for the three months ended September 30, 2015 as compared to 38.9% for the three months ended September 30, 2014, and was 39.4% for the nine months ended September 30, 2015 as compared to 38.8% for the nine months ended September 30, 2014. The ETR at the AWR consolidated level also fluctuated as a result of ASUS's state income taxes, which vary among the jurisdictions in which it operates.
Changes in Tax Law:
During the fourth quarter of 2014, the Company reflected a change in its tax method of accounting for certain repair and maintenance expenditures pursuant to regulations issued by the U.S. Treasury Department in September 2013. In connection with filing its 2014 federal tax return during the third quarter of 2015, the Company filed an application for an automatic change in tax accounting method with the Internal Revenue Service ("IRS") for the 2014 tax year to implement the new method (effective January 1, 2014). The tax accounting method change included a cumulative adjustment for 2013 and prior years, and permits the expensing of certain utility asset replacement costs that were previously being capitalized and depreciated for book and tax purposes. As a result of the change, the Company will deduct a significant amount of asset costs, which consist primarily of water mains and connections.

During the fourth quarter of 2014, GSWC recorded a cumulative adjustment for 2013 and prior years as well as the 2014 estimated deduction, and recognized a total deferred income tax liability of $30.8 million for federal and state repair-and-maintenance deductions as of December 31, 2014. Although this change reduces AWR’s current taxes payable, it does not reduce total income tax expense or the ETR.

Note 7 — Employee Benefit Plans:
     The components of net periodic benefit costs, before allocation to the overhead pool, for Registrant’s pension plan, postretirement plan and Supplemental Executive Retirement Plan ("SERP") for the three and nine months ended September 30, 2015 and 2014 are as follows:

	For The Three Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2015	2014	2015	2014	2015	2014
Components of Net Periodic Benefits Cost:
Service cost	$1,569	$1,411	$65	$63	$204	$192
Interest cost	1,922	1,880	99	111	163	154
Expected return on plan assets	(2,449)	(2,225)	(123)	(114)	—	—
Amortization of transition	—	—	—	105	—	—
Amortization of prior service cost (benefit)	30	30	(50)	(50)	29	40
Amortization of actuarial (gain) loss	448	—	(131)	(115)	108	35
Net periodic pension cost under accounting standards	1,520	1,096	(140)	—	504	421
Regulatory adjustment — deferred	130	374	—	—	—	—
Total expense recognized, before allocation to overhead pool	$1,650	$1,470	$(140)	$—	$504	$421

	For The Nine Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2015	2014	2015	2014	2015	2014
Components of Net Periodic Benefits Cost:
Service cost	$4,707	$4,233	$255	$261	$612	$576
Interest cost	5,766	5,640	327	371	489	462
Expected return on plan assets	(7,347)	(6,675)	(369)	(340)	—	—
Amortization of transition	—	—	—	313	—	—
Amortization of prior service cost (benefit)	90	89	(150)	(150)	87	120
Amortization of actuarial (gain) loss	1,344	—	(237)	(247)	324	105
Net periodic pension cost under accounting standards	4,560	3,287	(174)	208	1,512	1,263
Regulatory adjustment — deferred	392	1,123	—	—	—	—
Total expense recognized, before allocation to overhead pool	$4,952	$4,410	$(174)	$208	$1,512	$1,263

For the three and nine months ended September 30, 2015, Registrant contributed $5.8 million and $6.7 million, respectively, to the pension plan.
Regulatory Adjustment:
As authorized by the CPUC in the most recent water and electric general rate case decisions, GSWC utilizes two-way balancing accounts for its water and electric regions and the general office to track differences between the forecasted annual pension expenses adopted in rates and the actual annual expense recorded by GSWC in accordance with the accounting guidance for pension costs.  As of September 30, 2015, GSWC had a total $2.3 million net under-collection in the two-way pension balancing accounts included as part of the pension regulatory asset (Note 2).

Note 8 — Contingencies:

Condemnation of Properties:

The laws of the State of California provide for the acquisition of public utility property by governmental agencies through their power of eminent domain, also known as condemnation, where doing so is necessary and in the public interest. In addition, these laws provide that the owner of utility property (i) may contest whether the condemnation is actually necessary and in the public interest, and (ii) is entitled to receive the fair market value of its property if the property is ultimately taken.
Claremont System:
On November 4, 2014, voters in the City of Claremont ("Claremont" or "the City") approved a measure authorizing the issuance of $135 million in water revenue bonds by the City to finance the acquisition of GSWC's Claremont water system. On December 9, 2014, the City filed an eminent domain lawsuit against GSWC. GSWC does not believe the seizure is necessary and intends to vigorously defend against the potential condemnation. The eminent domain Right to Take trial is scheduled to begin on March 7, 2016. At this time, management cannot predict the outcome of the eminent domain proceeding. The Claremont water system has a net book value of approximately $49.1 million. GSWC serves approximately 11,000 customers in Claremont.
Ojai System:
In March 2013, Casitas Municipal Water District ("CMWD") passed resolutions under the Mello-Roos Community Facilities District Act of 1982 ("Mello-Roos Act") authorizing the establishment of a Community Facilities District, and the issuance of bonds to finance the potential acquisition of GSWC’s Ojai system by eminent domain. GSWC filed a petition in the Superior Court and eventually the Court of Appeals in Ventura County, which, among other things, challenged the legality of CMWD’s effort to utilize the Mello-Roos Act to acquire property by eminent domain and to fund legal and expert costs of the planned condemnation. On April 14, 2015, the California Court of Appeals affirmed a prior court's ruling allowing the use of Mello-Roos funding. In May 2015, GSWC filed a petition for review at the Supreme Court of California, which the Supreme Court subsequently denied. Ojai FLOW ("Friends of Locally Owned Water") members were also granted class status by the Superior Court to later file action against GSWC should they be able to prove GSWC’s motions delayed the condemnation action and resulted in higher costs for Ojai residents should the system be ultimately taken. GSWC serves approximately 3,000 customers in Ojai.
Artesia System:
On October 13, 2014, the City of Artesia's City Council approved a request for a feasibility study on the potential acquisition of GSWC's water system in Artesia. GSWC serves approximately 3,300 customers in Artesia.

Environmental Clean-Up and Remediation:
     GSWC has been involved in environmental remediation and clean-up at a plant site ("Chadron Plant") that contained an underground storage tank which was used to store gasoline for its vehicles. This tank was removed from the ground in July 1990 along with the dispenser and ancillary piping. Since then, GSWC has been involved in various remediation activities at this site.  Analysis indicates that offsite monitoring wells may also be necessary to document effectiveness of remediation.
  As of September 30, 2015, the total spent to clean-up and remediate GSWC’s plant facility was approximately $4.8 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund. Amounts paid by GSWC have been included in rate base and approved by the CPUC for recovery. As of September 30, 2015, GSWC has a regulatory asset and an accrued liability for the estimated additional cost of $1.4 million to complete the clean-up at the site. The estimate includes costs for two years of continued activities of groundwater cleanup and monitoring, future soil treatment and site closure-related activities. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management also believes it is probable that the estimated additional costs will be approved in rate base by the CPUC.

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

Note 9 — Business Segments:

AWR has three reportable segments, water, electric and contracted services, whereas GSWC has two segments, water and electric. On a stand-alone basis, AWR has no material assets other than cash and its investments in its subsidiaries.

All activities of GSWC, a rate-regulated utility, are geographically located within California. Activities of ASUS and its subsidiaries are conducted in California, Georgia, Maryland, New Mexico, North Carolina, South Carolina, Texas and Virginia.  Each of ASUS’s wholly owned subsidiaries is regulated by the state in which the subsidiary primarily conducts water and/or wastewater operations.  Fees charged for operations and maintenance and renewal and replacement services are based upon the terms of the contracts with the U.S. government, which have been filed as necessary with the regulatory commissions in the states in which ASUS’s subsidiaries are incorporated.

The tables below set forth information relating to GSWC’s operating segments, ASUS and its subsidiaries and other matters. Total assets by segment are not presented below, as certain of Registrant’s assets are not tracked by segment.  The utility plant amounts are net of respective accumulated provisions for depreciation. Capital additions reflect capital expenditures paid in cash and exclude government-funded capital expenditures for ASUS and property installed by developers and conveyed to GSWC.

	As Of And For The Three Months Ended September 30, 2015
	GSWC			AWR	Consolidated
(dollars in thousands)	Water	Electric	ASUS	Parent	AWR
Operating revenues	$97,273	$7,946	$27,756	$—	$132,975
Operating income (loss)	33,178	903	7,108	(4)	41,185
Interest expense, net	5,117	267	7	(25)	5,366
Utility plant	977,549	50,294	4,276	—	1,032,119
Depreciation and amortization expense (1)	9,773	468	271	—	10,512
Income tax expense (benefit)	11,819	290	2,590	(305)	14,394
Capital additions	22,608	2,881	152	—	25,641

	As Of And For The Three Months Ended September 30, 2014
	GSWC			AWR	Consolidated
(dollars in thousands)	Water	Electric	ASUS	Parent	AWR
Operating revenues	$96,700	$8,614	$33,013	$—	$138,327
Operating income	31,185	1,161	7,549	—	39,895
Interest expense, net	4,976	319	10	(10)	5,295
Utility plant	950,256	40,333	4,854	—	995,443
Depreciation and amortization expense (1)	9,643	593	313	—	10,549
Income tax expense (benefit)	10,749	270	2,857	(400)	13,476
Capital additions	17,093	726	275	—	18,094

	As Of And For The Nine Months Ended September 30, 2015
	GSWC			AWR	Consolidated
(dollars in thousands)	Water	Electric	ASUS	Parent	AWR
Operating revenues	$256,358	26,804	65,364	$—	$348,526
Operating income (loss)	79,391	4,398	12,825	(9)	96,605
Interest expense, net	15,026	891	23	(33)	15,907
Utility plant	977,549	50,294	4,276	—	1,032,119
Depreciation and amortization expense (1)	29,482	1,235	879	—	31,596
Income tax expense (benefit)	26,550	1,606	4,349	(679)	31,826
Capital additions	52,770	6,560	518	—	59,848

	As Of And For The Nine Months Ended September 30, 2014
	GSWC			AWR	Consolidated
(dollars in thousands)	Water	Electric	ASUS	Parent	AWR
Operating revenues	$253,689	27,398	$74,826	$—	$355,913
Operating income (loss)	76,762	4,589	12,358	(46)	93,663
Interest expense, net	15,415	990	132	(72)	16,465
Utility plant	950,256	40,333	4,854	—	995,443
Depreciation and amortization expense (1)	28,840	1,868	896	—	31,604
Income tax expense (benefit)	25,081	1,426	4,603	(1,015)	30,095
Capital additions	50,744	1,406	1,564	—	53,714

(1)         Depreciation expense computed on GSWC’s transportation equipment of $140,000 and $201,000 for the three months ended September 30, 2015 and 2014, respectively, and $514,000 and $698,000 for the nine months ended September 30, 2015 and 2014, respectively, is recorded in administrative and general expenses.

The following table reconciles total utility plant (a key figure for rate-making) to total consolidated assets (in thousands):

	September 30,
	2015	2014
Total utility plant	$1,032,119	$995,443
Other assets	330,045	330,672
Total consolidated assets	$1,362,164	$1,326,115

Note 10 — Military Privatization:

The 50-year contracts with the U.S. government to operate, maintain and perform construction activities on the water and/or wastewater systems at various military bases are subject to periodic price redeterminations or economic price adjustments and modifications for changes in circumstances. ASUS has experienced delays in redetermining prices as required by the terms of these contracts. As a result, price redeterminations, when finally approved, can be retrospective and prospective.

During the third quarter of 2015, the U.S. government approved price redeterminations related to the operations at Andrews Air Force Base in Maryland, Fort Jackson in South Carolina and the military bases in Virginia, as well as an asset transfer at two of the Virginia bases. ASUS received contract modifications from the U.S. government for these price redeterminations and asset transfer, which included retroactive operation and maintenance management fees for prior periods. Revenues from operation and maintenance management fees are recognized when services are rendered. Accordingly, ASUS recorded approximately $3.5 million of retroactive revenues and pretax operating income in connection with these contract modifications during the three months ended September 30, 2015, of which $3.0 million is for periods prior to 2015.

In September 2014, the U.S. government approved price redeterminations related to the operations at Fort Bragg in North Carolina, Fort Jackson and Andrews Air Force Base, which also included retroactive operation and maintenance management fees and retroactive renewal and replacement fees for prior periods. ASUS recorded approximately $2.4 million of retroactive revenues and pretax operating income in connection with these contract modifications during the three months ended September 30, 2014. In addition, approximately $6.0 million related to renewal and replacement funds was also recorded in "billings in excess of costs and estimated earnings on contracts", which will be recognized in construction revenues (along with the related construction costs) when the work is performed. Unbilled receivables for ASUS represent completed construction revenues and operation and maintenance management fees earned but not yet billed, and also renewal and replacement fees due from the U.S. government but not yet billed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information on AWR’s consolidated operations and assets and, where necessary, includes specific references to AWR’s individual segments and/or other subsidiaries: GSWC and ASUS and its subsidiaries.  Included in the following analysis is a discussion of GSWC's water and electric gross margins.  Water and electric gross margins are each computed by subtracting total supply costs from total revenues.  Registrant uses these gross margins and related percentages as an important measure in evaluating its operating results.  Registrant believes these measures are useful internal benchmarks in evaluating the performance of GSWC.

The discussions and tables included in the following analysis also present Registrant’s operations in terms of earnings per share by business segment.  Registrant believes that the disclosure of earnings per share by business segment provides investors with clarity surrounding the performance of our different services.  Registrant reviews these measurements regularly and compares them to historical periods and to our operating budget; however, these measures, which are not presented in accordance with generally accepted accounting principles (“GAAP”), may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to operating income or earnings per share, which are determined in accordance with GAAP. A reconciliation of water and electric gross margins to the most directly comparable GAAP measures are included in the table under the section titled “Operating Expenses: Supply Costs.”  Reconciliations to AWR’s diluted earnings per share are included in the discussions under the section titled “Summary of Third Quarter Results by Segment.”

Overview

GSWC's revenues, operating income and cash flows are earned primarily through delivering potable water to homes and businesses in California and the delivery of electricity in the Big Bear area of San Bernardino County, California. Rates charged to GSWC customers are determined by the California Public Utilities Commission ("CPUC"). These rates are intended to allow recovery of operating costs and a reasonable rate of return on capital.  Factors affecting the financial performance of GSWC are described under Forward-Looking Information and include: the process and timing of setting rates charged to customers; the ability to recover, and the process for recovering in rates, the costs of distributing water and electricity and overhead costs; pressures on water supply caused by the drought in California, changing weather patterns in the West, population growth, more stringent water quality standards and deterioration in water quality and water supply from a variety of causes; fines, penalties and disallowances by the CPUC arising from failures to comply with regulatory requirements; the impact of increased water quality standards and environmental regulations on the cost of operations and capital expenditures; changes in long-term customer demand due to changes in usage patterns as a result of conservation efforts, mandatory regulatory changes impacting the use of water, such as mandatory restrictions on water use, new landscaping or irrigation requirements, recycling of water by customers and purchases of recycled water by customers from other third parties; capital expenditures needed to upgrade water systems; and increased costs and risks associated with litigation relating to water quality and water supply, including suits initiated by GSWC to protect its water supply and condemnation actions initiated by municipalities. GSWC plans to continue to seek additional rate increases in future years from the CPUC to recover operating and supply costs and receive reasonable returns on invested capital. Capital expenditures in future years at GSWC are expected to remain at higher levels than depreciation expense. When necessary, GSWC obtains funds from external sources in the capital markets and through bank borrowings.

ASUS's revenues, operating income and cash flows are earned by providing water and/or wastewater services, including the operation, maintenance, renewal and replacement of the water and/or wastewater systems at various military installations pursuant to 50-year firm, fixed-price contracts. The contract price for each of these contracts is subject to prospective price redeterminations or economic price adjustments. Additional revenues generated by contract operations are primarily dependent on new construction activities under contract modifications with the U.S. government or agreements with other third-party prime contractors. As a result, ASUS is subject to risks that are different from those of GSWC. Factors affecting the financial performance of the Military Utility Privatization Subsidiaries are described under Forward-Looking Information and include delays in receiving payments from and the redetermination and equitable adjustment of prices under contracts with the U.S. government; fines, penalties or disallowance of costs by the U.S. government; and termination of contracts and suspension or debarment for a period of time from contracting with the government due to violations of federal law and regulations in connection with military utility privatization activities.  ASUS's financial performance is also dependent upon its ability to accurately estimate costs in bidding on firm fixed-price contracts for additional construction work at existing bases and the costs of seeking new contracts for the operation and maintenance and renewal and replacement of water and/or wastewater services at military bases.  ASUS is actively pursuing utility privatization contracts of other military bases to expand the contracted services segment.

During the third quarter of 2015, ASUS received retroactive contract modifications from the U.S. government for price redeterminations related to Andrews Air Force Base, Fort Jackson and the military bases in Virginia. As a result, included in earnings for the three and nine months ended September 30, 2015 was approximately $3.5 million and $3.0 million, respectively, in retroactive revenues related to these redeterminations for prior periods.

Summary of Third Quarter Results by Segment

The table below sets forth the third quarter diluted earnings per share by business segment:

	Diluted Earnings per Share
	Three Months Ended
	9/30/2015	9/30/2014	CHANGE
Water	$0.43	$0.40	$0.03
Electric	0.01	0.01	—
Contracted services	0.12	0.12	—
AWR (parent)	—	0.01	(0.01)
Consolidated diluted earnings per share, as reported	$0.56	$0.54	$0.02

Water Segment:
For the three months ended September 30, 2015, diluted earnings from the water segment increased by $0.03 to $0.43 per share as compared to $0.40 per share for the same period in 2014. Excluding surcharges approved by the CPUC for the recovery of previously incurred costs, which have no impact on operating income, the following items impacted the comparability of the two periods:

•
An increase in the water gross margin of $672,000, or $0.01 per share, due to CPUC-approved third-year rate increases and advice letter filings for the completion of certain capital projects not previously included in rates.

•
Excluding supply costs, a decrease in operating expenses of $1.3 million, or $0.02 per share, due primarily to lower administrative and general expenses, which declined by $1.4 million resulting mostly from lower legal and other outside service costs related to condemnation and other activities, as compared to the same period in 2014. However, GSWC expects to incur additional legal costs to defend two of its water systems from condemnation actions.

•
A decrease in other income, net of other expenses of $534,000, or $0.01 per share, due to a decrease in interest income, as well as losses recorded on investments held for a retirement benefit plan resulting from market conditions during the third quarter of 2015.

•
An increase in the effective income tax rate ("ETR"), decreasing earnings by $0.01 per share as compared to the same period in 2014. The increase in the ETR was due primarily to changes between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements.

•
The cumulative impact of lower common shares outstanding resulting from the 2014 and 2015 stock repurchase programs, increasing water earnings by approximately $0.02 per share as compared to the third quarter of 2014.

Billed water consumption for the third quarter of 2015 decreased by approximately 24% as compared to the same period in 2014 due to water conservation by our customers in response to the ongoing drought conditions in California. Mandatory water conservation and rationing have been implemented across all of GSWC's water systems to help the communities it serves meet the state's reduction mandates; therefore, water consumption is expected to continue to be lower during the remainder of 2015 as compared to the same period last year. GSWC records the difference between what it bills its water customers and that which is authorized by the CPUC in the WRAM accounts, as regulatory assets for future recovery. Excluding surcharges, which again have no impact on operating income, GSWC's water gross margin approximates the authorized gross margin approved by the CPUC.
As required by the accounting guidance for alternative revenue programs, GSWC is required to collect its WRAM balances, net of its MCBA, within 24 months following the year in which they are recorded. Due to the state-mandated water conservation targets, which are in effect through the end of February 2016, GSWC has recorded a $36 million WRAM under-collection for the nine months ended September 30, 2015. If GSWC continues to experience decreases in water consumption, the 2015 WRAM under-collection balances may not be fully collectible within 24 months under current CPUC amortization guidelines. This could result in GSWC deferring the recognition of revenue for portions of the WRAM, which we estimate to be collected subsequent to 24 months following the end of the fiscal year.

Electric Segment:
For the three months ended September 30, 2015 and 2014, diluted earnings from the electric segment were $0.01 per share. A decrease in depreciation expense resulting from lower depreciation composite rates approved by the CPUC also resulted in a lower revenue requirement, resulting in no significant impact to earnings.
Contracted Services Segment:
For the three months ended September 30, 2015 and 2014, diluted earnings from contracted services were $0.12 per share. There was an increase in monthly operations and maintenance (“O&M”) management fees as a result of successful resolutions of various price redeterminations received during the third quarter of 2015, increasing earnings by $0.01 per share. These price redeterminations also included a $0.02 per share increase in retroactive O&M management fees, as compared to the retroactive impact for the price redeterminations received in the same period of 2014. The increase in O&M management fees was offset mostly by an increase in operating expenses and a decrease in construction activity as compared to the same period in 2014. The lower construction activity as compared to the third quarter of 2014 was due largely to the completion of several large capital projects during 2014, which did not recur in 2015. However, during the third quarter of 2015, the U.S. government awarded ASUS approximately $50 million in new construction projects, the majority of which are expected to be completed during the next twelve months.
AWR (parent):
Diluted earnings from AWR (parent) decreased by $0.01 per share during the third quarter of 2015 as compared to the same period in 2014 due primarily to higher state income taxes.

Summary of Year-to-Date Results by Segment

The table below sets forth the year-to-date diluted earnings per share by business segment:

	Diluted Earnings per Share
	Nine Months Ended
	9/30/2015	9/30/2014	CHANGE
Water	$1.00	$0.94	$0.06
Electric	0.05	0.06	(0.01)
Contracted services	0.22	0.20	0.02
AWR (parent)	0.02	0.02	—
Consolidated diluted earnings per share, as reported	$1.29	$1.22	$0.07

Water Segment:
For the nine months ended September 30, 2015, diluted earnings from the water segment increased by $0.06 to $1.00 per share as compared to the same period in 2014. Excluding surcharges, which have no impact on operating income, the following items impacted the comparability of the two periods:

•
The water gross margin increased by approximately $1.7 million, or $0.03 per share, due to CPUC-approved third-year rate increases and advice letter filings for the completion of certain capital projects not previously included in rates.

•
Excluding supply costs, there was a decrease in operating expenses of $958,000, or $0.01 per share, resulting from lower water treatment costs mainly as a result of a decrease in water consumption and less pumped water, as well as a decrease in legal and other outside services costs related to condemnation and other matters, as compared to the same period in 2014.

•
An increase in the water ETR for the nine months ended September 30, 2015 as compared to the same period in 2014, decreasing earnings by $0.01 per share. The increase in the ETR was due primarily to changes between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements.

•
The cumulative impact of the lower common shares outstanding resulting from the 2014 and 2015 stock repurchase programs increased water earnings per share by approximately $0.03 as compared to last year.

Electric Segment:
For the nine months ended September 30, 2015, diluted earnings from the electric segment were $0.05 per share as compared to $0.06 per share for the same period in 2014. This was largely due to a decrease in the electric gross margin resulting from a change in the monthly allocation of the annual adopted base revenues approved by the CPUC in November 2014 in connection with the electric rate case. Differences in the monthly revenue spread for 2015 versus 2014 are expected to reverse by the end of the year. There was also an increase in the electric ETR due primarily to changes between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements.
Contracted Services Segment:
Diluted earnings from contracted services increased by $0.02 per share during the nine months ended September 30, 2015 as compared to the same period in 2014. This increase was due to favorable changes in cost estimates for certain capital work in progress, as well as an increase in retroactive revenues from price redeterminations as compared to the same period in 2014, as previously discussed. Additionally, the ETR for the contracted services segment was lower as compared to the same period in 2014, due primarily to a reduction in state income taxes, which vary among the jurisdictions in which it operates. Finally, the cumulative impact of the lower common shares outstanding resulting from the 2014 and 2015 AWR repurchase programs increased contracted services earnings per share by approximately $0.01 per share as compared to last year. These increases were partially offset by lower construction activity and an overall increase in operating expenses as compared to the same period in 2014. The lower construction activity as compared to the same period in 2014 was due largely to the completion of several large capital projects during 2014 which did not recur in 2015. As previously mentioned, the U.S. government awarded ASUS approximately $50 million in new construction projects, the majority of which are expected to be completed during the next twelve months.

Consolidated Results of Operations — Three Months Ended September 30, 2015 and 2014 (amounts in thousands, except per share amounts):

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	$ CHANGE	% CHANGE
OPERATING REVENUES
Water	$97,273	$96,700	$573	0.6%
Electric	7,946	8,614	(668)	(7.8)%
Contracted services	27,756	33,013	(5,257)	(15.9)%
Total operating revenues	132,975	138,327	(5,352)	(3.9)%

OPERATING EXPENSES
Water purchased	18,127	17,837	290	1.6%
Power purchased for pumping	2,982	3,914	(932)	(23.8)%
Groundwater production assessment	3,146	4,291	(1,145)	(26.7)%
Power purchased for resale	2,299	2,383	(84)	(3.5)%
Supply cost balancing accounts	4,824	3,179	1,645	51.7%
Other operation	7,056	6,958	98	1.4%
Administrative and general	19,272	20,142	(870)	(4.3)%
Depreciation and amortization	10,512	10,549	(37)	(0.4)%
Maintenance	4,393	4,390	3	0.1%
Property and other taxes	4,326	4,359	(33)	(0.8)%
ASUS construction	14,853	20,430	(5,577)	(27.3)%
Total operating expenses	91,790	98,432	(6,642)	(6.7)%

OPERATING INCOME	41,185	39,895	1,290	3.2%

OTHER INCOME AND EXPENSES
Interest expense	(5,484)	(5,519)	35	(0.6)%
Interest income	118	224	(106)	(47.3)%
Other, net	(346)	47	(393)	(836.2)%
	(5,712)	(5,248)	(464)	8.8%

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE	35,473	34,647	826	2.4%
Income tax expense	14,394	13,476	918	6.8%

NET INCOME	$21,079	$21,171	$(92)	(0.4)%

Basic earnings per Common Share	$0.57	$0.54	$0.03	5.6%

Fully diluted earnings per Common Share	$0.56	$0.54	$0.02	3.7%

Operating Revenues:

General

Registrant relies upon approvals by the CPUC of rate increases to recover operating expenses and to provide for a return on invested and borrowed capital used to fund utility plant for GSWC. Registrant relies on price redeterminations, economic price adjustments and equitable adjustments by the U.S. government in order to recover operating expenses and provide a profit margin for ASUS.  If adequate rate relief or price redeterminations and other contract adjustments are not granted in a timely manner, operating revenues and earnings can be negatively impacted.  ASUS’s earnings are also impacted by the level of additional construction projects at the Military Utility Privatization Subsidiaries, which may or may not continue at current levels in future periods.

Water

For the three months ended September 30, 2015, revenues from water operations increased $573,000 to $97.3 million as compared to the same period in 2014. The increase in water revenues was primarily due to CPUC-approved third-year rate increases effective January 1, 2015 for certain rate-making areas, and CPUC-approved increases generated from advice letter filings. The increases were partially offset by a $259,000 decrease in surcharges during the three months ended September 30, 2015 to recover previously incurred costs approved by the CPUC. Most of these surcharges were implemented in 2013 and expired during 2014. The decrease in revenues from these surcharges was offset by a corresponding decrease in operating expenses (primarily administrative and general) resulting in no impact to pretax operating income.

Billed water consumption for the third quarter of 2015 decreased by approximately 24% as compared to the same period in 2014 due to conservation efforts. In general, changes in consumption do not have a significant impact on revenues due to the CPUC-approved WRAM account in place at all three water regions. However, under the accounting guidance for alternative revenue programs such as the WRAM, significant decreases in consumption may impact the timing of when revenues are recorded. GSWC records the difference between what it bills its water customers and that which the CPUC authorizes in the WRAM accounts, as regulatory assets or liabilities.

Electric

For the three months ended September 30, 2015, revenues from electric operations were $7.9 million as compared to $8.6 million for the same period in 2014.  The decrease in revenue was primarily due to a change in the monthly allocation of the annual base revenues approved by the CPUC in November 2014 in connection with the final decision in the electric general rate case. Differences in the monthly allocation of the annual adopted revenue for 2015 versus 2014 are expected to reverse by the end of the year. There was also a 2.0% decrease in customer usage as well as a reduction of surcharges related to supply costs during the third quarter of 2015 as compared to the same period in 2014. The decrease in revenues from these surcharges was offset by a corresponding decrease in supply costs, resulting in no impact to pretax operating income. Due to the CPUC-approved Base Revenue Requirement Adjustment Mechanism, which adjusts base revenues to adopted levels authorized by the CPUC, changes in usage do not have a significant impact on earnings.

Contracted Services

Revenues from contracted services are composed of construction revenues (including renewals and replacements) and management fees for operating and maintaining the water and/or wastewater systems at various military bases.  For the three months ended September 30, 2015, revenues from contracted services were $27.8 million as compared to $33.0 million for the same period in 2014. The decrease was primarily due to decreases in construction activity at Fort Bragg and Fort Jackson, largely as a result of the completion of several large capital projects during 2014, which did not recur in 2015. This was partially offset by increases in construction revenues at Fort Bliss and in O&M management fees as a result of $3.5 million in retroactive revenues recorded for the third quarter of 2015 for price redeterminations approved during the quarter, as compared to $2.4 million in retroactive revenues recorded for the same period in 2014, in connection with price redeterminations approved in September 2014.

ASUS continues to enter into U.S. government-awarded contract modifications and agreements with third-party prime contractors for new construction projects at the Military Utility Privatization Subsidiaries. During the third quarter of 2015, the U.S. government awarded ASUS approximately $50 million in new construction projects, the majority of which are expected to be completed during the next twelve months. Earnings and cash flows from modifications to the original 50-year contracts with the U.S. government and agreements with third-party prime contractors for additional construction projects may or may not continue in future periods.

 Operating Expenses:

Supply Costs

Supply costs for the water segment consist of purchased water, purchased power for pumping, groundwater production assessments and water supply cost balancing accounts. Supply costs for the electric segment consist of purchased power for resale, the cost of natural gas used by the electric segment’s generating unit, the cost of renewable energy credits and the electric supply cost balancing account. Water and electric gross margins are each computed by subtracting total supply costs from total revenues. Registrant uses these gross margins and related percentages as an important measure in evaluating its operating results. Registrant believes these measures are useful internal benchmarks in evaluating the utility business performance within its water and electric segments. Registrant reviews these measurements regularly and compares them to historical periods and to its operating budget. However, these measures, which are not presented in accordance with GAAP, may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to operating income, which is determined in accordance with GAAP.

Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for approximately 34.2% and 32.1% of total operating expenses for the three months ended September 30, 2015 and 2014, respectively.

The table below provides the amount (in thousands) of increases (decreases) and percent changes in water and electric revenues, supply costs and gross margin during the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	$ CHANGE	% CHANGE
WATER OPERATING REVENUES (1)	$97,273	$96,700	$573	0.6%
WATER SUPPLY COSTS:
Water purchased (1)	$18,127	$17,837	$290	1.6%
Power purchased for pumping (1)	2,982	3,914	(932)	(23.8)%
Groundwater production assessment (1)	3,146	4,291	(1,145)	(26.7)%
Water supply cost balancing accounts (1)	3,935	1,994	1,941	97.3%
TOTAL WATER SUPPLY COSTS	$28,190	$28,036	$154	0.5%
WATER GROSS MARGIN (2)	$69,083	$68,664	$419	0.6%
PERCENT MARGIN - WATER	71.0%	71.0%

ELECTRIC OPERATING REVENUES (1)	$7,946	$8,614	$(668)	(7.8)%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	$2,299	$2,383	$(84)	(3.5)%
Electric supply cost balancing accounts (1)	889	1,185	(296)	(25.0)%
TOTAL ELECTRIC SUPPLY COSTS	$3,188	$3,568	$(380)	(10.7)%
ELECTRIC GROSS MARGIN (2)	$4,758	$5,046	$(288)	(5.7)%
PERCENT MARGIN - ELECTRIC	59.9%	58.6%

(1)                                  As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above are shown on AWR’s Consolidated Statements of Income and totaled $4,824,000 and $3,179,000 for the three months ended September 30, 2015 and 2014, respectively. Revenues include surcharges, which increase both revenues and operating expenses by corresponding amounts, thus having no net earnings impact.

(2)                                  Water and electric gross margins do not include depreciation and amortization, maintenance, administrative and general, property or other taxes, or other operation expenses.

Two of the principal factors affecting water supply costs are the amount of water produced and the source of the water. Generally, the variable cost of producing water from wells is less than the cost of water purchased from wholesale suppliers. Under the MCBA, GSWC tracks adopted and actual expense levels for purchased water, power purchased for pumping and pump taxes, as established by the CPUC. GSWC records the variances (which include the effects of changes in both rate and volume) between adopted and actual purchased water, purchased power and pump tax expenses. GSWC recovers from, or refunds to, customers the amount of such variances.  GSWC tracks these variances individually for each water rate-making area.
 The overall actual percentages of purchased water for the three months ended September 30, 2015 and 2014 were 44% and 37%, respectively, as compared to the adopted percentages of approximately 38%. The increase in the supply mix was due to several wells being temporarily out of service during the three months ended September 30, 2015, resulting in an increase in purchased water as compared to pumped water. The overall water gross margin percent for the third quarter of 2015 and 2014 was 71.0%.
 Purchased water costs for the three months ended September 30, 2015 increased to $18.1 million as compared to $17.8 million for the same period in 2014 due to an increase of purchased water in the supply mix and an increase in wholesale water costs as compared to the three months ended September 30, 2014. These increases were partially offset by a lower volume of water purchased due to lower water consumption.
 For the three months ended September 30, 2015 and 2014, the cost of power purchased for pumping was approximately $3.0 million and $3.9 million, respectively, declining primarily due to decreases in pumped water resulting from lower water consumption and an increase in purchased water, as previously discussed. Groundwater production assessments decreased $1.1 million due to a decrease in well production resulting from several wells being out of service during the three months ended September 30, 2015 as compared to the same period in 2014.
The water supply cost balancing account increased $1.9 million during the three months ended September 30, 2015 as compared to the same period in 2014 due to a 24% decrease in billed customer water usage during the three months ended September 30, 2015 as compared to the same period in 2014. This was partially offset by increases in water vendor rates and an increase in purchased water in the water supply mix as compared to the third quarter of 2014.
For the three months ended September 30, 2015, the cost of power purchased for resale to BVES's customers was $2.3 million, as compared to $2.4 million for the three months ended September 30, 2014, declining due to a decrease in the average price per megawatt-hour (“MWh”) and a decrease in customer usage. The average price per MWh decreased from $51.20 per MWh for the three months ended September 30, 2014 to $47.46 for the same period in 2015.  The electric supply cost balancing account included in total supply costs decreased by $296,000 primarily due to a decrease in supply cost surcharges, which, as previously discussed, have no impact to pretax operating income.
 Other Operation
The primary components of other operation expenses for GSWC include payroll, materials and supplies, chemicals and water treatment costs and outside service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing and operations of district offices.  Registrant’s contracted services operations incur many of the same types of expenses.  For the three months ended September 30, 2015 and 2014, other operation expenses by business segment consisted of the following amounts (in thousands):

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	$ CHANGE	% CHANGE
Water Services	$5,430	$5,535	$(105)	(1.9)%
Electric Services	679	688	(9)	(1.3)%
Contracted Services	947	735	212	28.8%
Total other operation	$7,056	$6,958	$98	1.4%
For the three months ended September 30, 2015, other operation expenses for the water segment decreased due to lower water treatment costs as a result of lower water consumption and a lower amount of pumped water. These decreases were partially offset by an increase in drought-related costs such as printing and postage incurred for customer notifications related to drought awareness. In connection with efforts to meet the California Governor's order to reduce overall water usage by 25% as compared to 2013, GSWC has been authorized by the CPUC to track incremental drought-related costs incurred in a memorandum account for possible future recovery. Such incremental drought-related costs are being expensed until recovery is approved by the CPUC.

     For the three months ended September 30, 2015, other operation expenses for the contracted services segment increased primarily due to a higher percentage of total operation and maintenance labor attributable to operation-related activities. For the three months ended September 30, 2014, a higher percentage of labor costs were incurred for maintenance-related activities.

Administrative and General

Administrative and general expenses include payroll related to administrative and general functions, the related employee benefits, insurance expenses, outside legal and consulting fees, regulatory utility commission expenses, expenses associated with being a public company and general corporate expenses charged to expense accounts. For the three months ended September 30, 2015 and 2014, administrative and general expenses by business segment, including AWR (parent), consisted of the following amounts (in thousands):

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	$ CHANGE	% CHANGE
Water Services	$13,433	$15,116	$(1,683)	(11.1)%
Electric Services	2,257	2,145	112	5.2%
Contracted Services	3,579	2,880	699	24.3%
AWR (parent)	3	1	2	200.0%
Total administrative and general	$19,272	$20,142	$(870)	(4.3)%

Excluding an overall reduction in billed surcharges of $346,000 at the water and electric segments, which have no impact on earnings, administrative and general expenses for the utility segments decreased by $1.2 million during the three months ended September 30, 2015, as compared to the same period in 2014. The decrease was due to lower legal and other outside service costs at the water segment related to condemnation and other activities, as compared to the same period in 2014. However, GSWC expects to incur additional legal costs in the future to defend two of its water systems from condemnation actions. Legal and outside services costs tend to fluctuate and are expected to continue to fluctuate.

Administrative and general expenses for contracted services increased by $699,000 due primarily to a shift in labor and other indirect costs for the three months ended September 30, 2015 to administrative and general-related activities in support of various functions at ASUS.  This increase was largely offset by a decrease in such costs included in construction expenses. As well, for the three months ended September 30, 2014, a higher percentage of labor and other indirect costs were incurred for construction-related activities and, as such, were reflected under ASUS construction expenses. There was also an increase in outside services costs during the three months ended September 30, 2015.
Depreciation and Amortization
For the three months ended September 30, 2015 and 2014, depreciation and amortization by business segment consisted of the following amounts (in thousands):

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	$ CHANGE	% CHANGE
Water Services	$9,773	$9,643	$130	1.3%
Electric Services	468	593	(125)	(21.1)%
Contracted Services	271	313	(42)	(13.4)%
Total depreciation and amortization	$10,512	$10,549	$(37)	(0.4)%

For the three months ended September 30, 2015, overall depreciation and amortization expense was largely unchanged from the prior year. The increase at the water segment resulted primarily from additions to utility plant during 2014 and was mostly offset by new lower depreciation rates at the electric segment, as approved by the CPUC in November 2014 in connection with the electric general rate case.

Maintenance

For the three months ended September 30, 2015 and 2014, maintenance expense by business segment consisted of the following amounts (in thousands):

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	$ CHANGE	% CHANGE
Water Services	$3,661	$3,533	$128	3.6%
Electric Services	217	232	(15)	(6.5)%
Contracted Services	515	625	(110)	(17.6)%
Total maintenance	$4,393	$4,390	$3	0.1%

Planned maintenance expense for water services is expected to be higher for the full year 2015 than in 2014.

Property and Other Taxes

For the three months ended September 30, 2015 and 2014, property and other taxes by business segment consisted of the following amounts (in thousands):

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	$ CHANGE	% CHANGE
Water Services	$3,610	$3,652	$(42)	(1.2)%
Electric Services	232	227	5	2.2%
Contracted Services	484	480	4	0.8%
Total property and other taxes	$4,326	$4,359	$(33)	(0.8)%

ASUS Construction

For the three months ended September 30, 2015, construction expenses for contracted services were $14.9 million, decreasing $5.6 million compared to the same period in 2014 due primarily to decreases in construction activity at Fort Bragg and Fort Jackson. This was partially offset by an increase in construction activity at Fort Bliss. In addition, there was a shift in labor and other indirect costs incurred as administrative and general activities, while in the same period of 2014, a higher percentage was incurred for construction-related activities.

Interest Expense

For the three months ended September 30, 2015 and 2014, interest expense by business segment, including AWR (parent) consisted of the following amounts (in thousands):

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	$ CHANGE	% CHANGE
Water Services	$5,229	$5,187	$42	0.8%
Electric Services	270	322	(52)	(16.1)%
Contracted Services	9	12	(3)	(25.0)%
AWR (parent)	(24)	(2)	(22)	1,100.0%
Total interest expense	$5,484	$5,519	$(35)	(0.6)%

Interest Income

For the three months ended September 30, 2015 and 2014, interest income by business segment, including AWR (parent), consisted of the following amounts (in thousands):

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	$ CHANGE	% CHANGE
Water Services	$112	$211	$(99)	(46.9)%
Electric Services	3	3	—	—%
Contracted Services	2	2	—	—%
AWR (parent)	1	8	(7)	(87.5)%
Total interest income	$118	$224	$(106)	(47.3)%

Other, net

For the three months ended September 30, 2015, Registrant recorded other expense of $346,000, as compared to other income of $47,000 for the same period in 2014, as a result of losses recorded on investments held for a retirement benefit plan resulting from market conditions during the third quarter of 2015.

Income Tax Expense

For the three months ended September 30, 2015 and 2014, income tax expense by business segment, including AWR (parent), consisted of the following amounts (in thousands):

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	$ CHANGE	% CHANGE
Water Services	$11,819	$10,749	$1,070	10.0%
Electric Services	290	270	20	7.4%
Contracted Services	2,590	2,857	(267)	(9.3)%
AWR (parent)	(305)	(400)	95	(23.8)%
Total income tax expense	$14,394	$13,476	$918	6.8%

Consolidated income tax expense for the three months ended September 30, 2015 increased by $918,000 due primarily to an overall higher effective income tax rate ("ETR") and higher pre-tax income. AWR's consolidated ETR was 40.6% for the three months ended September 30, 2015 as compared to 38.9% for the three months ended September 30, 2014. The consolidated ETR increased as a result of changes in the ETR at GSWC. The ETR for GSWC was 42.7% for the three months ended September 30, 2015 as compared to 40.7% applicable to the three months ended September 30, 2014 due primarily to differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements, and permanent differences such as deductions related to production activities.

Consolidated Results of Operations — Nine Months Ended September 30, 2015 and 2014 (amounts in thousands, except per share amounts):

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014	$ CHANGE	% CHANGE
OPERATING REVENUES
Water	$256,358	$253,689	$2,669	1.1%
Electric	26,804	27,398	(594)	(2.2)%
Contracted services	65,364	74,826	(9,462)	(12.6)%
Total operating revenues	348,526	355,913	(7,387)	(2.1)%

OPERATING EXPENSES
Water purchased	46,833	45,324	1,509	3.3%
Power purchased for pumping	7,122	8,448	(1,326)	(15.7)%
Groundwater production assessment	10,657	12,684	(2,027)	(16.0)%
Power purchased for resale	7,364	7,070	294	4.2%
Supply cost balancing accounts	8,453	3,891	4,562	117.2%
Other operation	20,578	20,990	(412)	(2.0)%
Administrative and general	59,270	59,733	(463)	(0.8)%
Depreciation and amortization	31,596	31,604	(8)	—%
Maintenance	12,075	12,206	(131)	(1.1)%
Property and other taxes	12,662	12,649	13	0.1%
ASUS construction	35,311	47,651	(12,340)	(25.9)%
Total operating expenses	251,921	262,250	(10,329)	(3.9)%

OPERATING INCOME	96,605	93,663	2,942	3.1%

OTHER INCOME AND EXPENSES
Interest expense	(16,239)	(16,924)	685	(4.0)%
Interest income	332	459	(127)	(27.7)%
Other, net	4	443	(439)	(99.1)%
	(15,903)	(16,022)	119	(0.7)%

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE	80,702	77,641	3,061	3.9%
Income tax expense	31,826	30,095	1,731	5.8%

NET INCOME	$48,876	$47,546	$1,330	2.8%

Basic earnings per Common Share	$1.29	$1.22	$0.07	5.7%

Fully diluted earnings per Common Share	$1.29	$1.22	$0.07	5.7%

Operating Revenues:

Water

For the nine months ended September 30, 2015, revenues from water operations increased $2.7 million to $256.4 million as compared to the same period in 2014. The increase in water revenues was primarily due to CPUC-approved third-year rate increases effective January 1, 2015 for certain rate-making areas, and CPUC-approved increases generated from advice letter filings. There were also CPUC-approved increases in rates implemented during the second and third quarters of 2014 specifically intended to cover increases in supply costs experienced in certain rate-making areas, increasing revenues by $3.0 million for the nine months ended September 30, 2015 as compared to the same period in 2014. This increase in revenues was offset by a corresponding increase in supply cost, resulting in no impact to pretax operating income.

These increases were partially offset by a $2.0 million decrease in surcharges during the nine months ended September 30, 2015 to recover previously incurred costs approved by the CPUC. Most of these surcharges were implemented in 2013 and expired during 2014. The decrease in revenues from these surcharges was offset by a corresponding decrease in operating expenses (primarily administrative and general) resulting in no impact to pretax operating income.

Billed water consumption for the first nine months of 2015 decreased by approximately 17% as compared to the same period in 2014 due to conservation efforts. In general, changes in consumption do not have a significant impact on revenues due to the WRAM account as authorized by the CPUC. However, under the accounting guidance for alternative revenue programs such as the WRAM, significant decreases in consumption may impact the timing of when revenues are recorded.

Electric

For the nine months ended September 30, 2015, revenues from electric operations were $26.8 million as compared to $27.4 million for the same period in 2014.  The decrease was primarily due to a decrease in supply cost surcharges to recover previously incurred costs. The decrease in revenues from these surcharges was offset by a corresponding decrease in supply costs, resulting in no impact to pretax operating income. There was also a change in the monthly allocation of the annual base revenues approved by the CPUC in November 2014 in connection with the final decision in the electric general rate case. Differences in the monthly allocation of the annual adopted revenue for 2015 versus 2014 are expected to reverse by the end of the year.

Billed electric usage increased by approximately 4% during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.  The winter experienced in California during the first quarter of 2014 was too warm for snowmaking, resulting in less electric usage in the Big Bear area than in 2015. Due to the CPUC-approved Base Revenue Requirement Adjustment Mechanism, which adjusts base revenues to adopted levels authorized by the CPUC, changes in usage do not have a significant impact on earnings.

Contracted Services

For the nine months ended September 30, 2015, revenues from contracted services were $65.4 million as compared to $74.8 million for the same period in 2014. The decrease was due to an overall decrease in construction activity as compared to the first nine months of 2014, due largely to the completion of several large capital upgrade projects during 2014 which did not recur in 2015. The decrease in capital upgrade projects was partially offset by favorable changes in cost estimates for certain capital upgrade work in progress that resulted in the recognition of construction revenues based on the percentage-of-completion method of accounting, as well as higher O&M management fees resulting from price redeterminations approved during the third quarter of 2015, which resulted in the recording of approximately $3.0 million in retroactive revenues, as compared to $1.7 million in retroactive revenues recorded for the same period in 2014 in connection with price redeterminations approved in September 2014. There was also an increase in renewal and replacement ("R&R") capital work, primarily at Fort Bliss. R&R construction activity is expected to continue to vary annually over the remaining term of the 50-year contracts with the U.S. government.

Operating Expenses:

Supply Costs

Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for approximately 31.9% and 29.5% of total operating expenses for the nine months ended September 30, 2015 and 2014, respectively.

The table below provides the amount (in thousands) of increases (decreases) and percent changes in water and electric revenues, supply costs and gross margin during the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014	$ CHANGE	% CHANGE
WATER OPERATING REVENUES (1)	$256,358	$253,689	$2,669	1.1%
WATER SUPPLY COSTS:
Water purchased (1)	$46,833	$45,324	$1,509	3.3%
Power purchased for pumping (1)	7,122	8,448	(1,326)	(15.7)%
Groundwater production assessment (1)	10,657	12,684	(2,027)	(16.0)%
Water supply cost balancing accounts (1)	4,638	(180)	4,818	*
TOTAL WATER SUPPLY COSTS	$69,250	$66,276	$2,974	4.5%
WATER GROSS MARGIN (2)	$187,108	$187,413	$(305)	(0.2)%
PERCENT MARGIN - WATER	73.0%	73.9%

ELECTRIC OPERATING REVENUES (1)	$26,804	$27,398	$(594)	(2.2)%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	$7,364	$7,070	$294	4.2%
Electric supply cost balancing accounts (1)	3,815	4,071	(256)	(6.3)%
TOTAL ELECTRIC SUPPLY COSTS	$11,179	$11,141	$38	0.3%
ELECTRIC GROSS MARGIN (2)	$15,625	$16,257	$(632)	(3.9)%
PERCENT MARGIN - ELECTRIC	58.3%	59.3%
* Not meaningful

(1)                                  As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above are shown on AWR’s Consolidated Statements of Income and totaled $8.5 million and $3.9 million for the nine months ended September 30, 2015 and 2014, respectively. Revenues include surcharges, which increase both revenues and operating expenses by corresponding amounts, thus having no net earnings impact.

(2)                                  Water and electric gross margins do not include depreciation and amortization, maintenance, administrative and general, property or other taxes, or other operation expenses.

 The overall actual percentages of purchased water for the nine months ended September 30, 2015 and 2014 were 40% and 36%, respectively, as compared to the adopted percentage of approximately 36% for both periods. The increase in the supply mix was due to several wells being temporarily out of service during the nine months ended September 30, 2015, resulting in an increase in purchased water as compared to pumped water. The overall water gross margin percent was 73.0% for the nine months ended September 30, 2015 as compared to 73.9% for the same period of 2014. The decrease in the overall water gross margin as a percentage of total water revenue was primarily due to CPUC-approved increases in rates implemented in the second and third quarters of 2014 specifically intended to cover increases in supply costs experienced in certain rate-making areas, increasing revenues by $3.0 million for the nine months ended September 30, 2015 as compared to the same period in 2014. This increase in revenues was offset by a corresponding increase in supply cost, resulting in no impact to the water gross dollar margin but lowering the gross margin as a percentage of total water revenues. There was also a $2.0 million decrease in surcharge revenues as compared to the first nine months of 2014, with a corresponding decrease in operating expenses, resulting in no impact to pretax operating income.

 Purchased water costs for the nine months ended September 30, 2015 increased to $46.8 million as compared to $45.3 million for the same period in 2014 primarily due to an increase of purchased water in the supply mix as a result of wells being out of service, as well as an increase in wholesale water costs as compared to the nine months ended September 30, 2014. These increases were partially offset by a lower volume of water purchased due to lower water consumption.
 For the nine months ended September 30, 2015 and 2014, the cost of power purchased for pumping was approximately $7.1 million and $8.4 million, respectively. This was due to decreases in pumped water resulting from lower water consumption and an increase in purchased water. Groundwater production assessments decreased $2.0 million due to a decrease in well production resulting from several wells being out of service during the nine months ended September 30, 2015 as compared to the same period in 2014.
The water supply cost balancing account increased $4.8 million during the nine months ended September 30, 2015 as compared to the same period in 2014 due to an increase in rates implemented during 2014 specifically intended to cover increases in supply cost for certain rate-making areas. This increase in revenues was offset by a corresponding increase in the water supply cost balancing account, resulting in no impact to the water gross margin. There was also an increase due to lower customer water usage during the nine months ended September 30, 2015 as compared to the same period in 2014. These increases in the water supply cost balancing account were partially offset by increases in water vendor rates and an increase in purchased water in the water supply mix as compared to the first nine months of 2014.
For the nine months ended September 30, 2015, the cost of power purchased for resale to BVES's customers increased to $7.4 million, as compared to $7.1 million for the nine months ended September 30, 2014, due to an increase in customer usage during the nine months ended September 30, 2015, partially offset by a decrease in the average price per MWh. Customer usage increased 4% as compared to the nine months ended September 30, 2014. The average price per MWh decreased from $49.25 per MWh for the nine months ended September 30, 2014 to $46.92 for the same period in 2015.  The electric supply cost balancing account included in total supply costs decreased by $256,000 primarily due to a decrease in supply cost surcharges, which have no impact on pretax operating income.
 Other Operation
For the nine months ended September 30, 2015 and 2014, other operation expenses by business segment consisted of the following amounts (in thousands):

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014	$ CHANGE	% CHANGE
Water Services	$15,972	$17,020	$(1,048)	(6.2)%
Electric Services	2,135	2,007	128	6.4%
Contracted Services	2,471	1,963	508	25.9%
Total other operation	$20,578	$20,990	$(412)	(2.0)%
     Excluding an overall reduction in billed surcharges of $225,000 which have no impact on earnings, other operation expenses at the utility segments decreased by $695,000 during the nine months ended September 30, 2015 as compared to the same period in 2014. The decrease was due primarily to lower water treatment costs as a result of lower water consumption as well as a higher amount of filter replacements performed in 2014, and a reduction in materials and supplies and bad debt expenses at the water segment. These decreases were partially offset by an increase in drought-related costs at the water segment. As previously discussed, GSWC has been authorized by the CPUC to track incremental drought-related costs incurred in a memorandum account for possible future recovery. Such incremental drought-related costs are being expensed until recovery is approved by the CPUC.
For the nine months ended September 30, 2015, other operation expenses for the contracted services segment increased due primarily to an increase in labor costs from operation-related activities.

Administrative and General
Administrative and general expenses include payroll related to administrative and general functions, the related employee benefits, insurance expenses, outside legal and consulting fees, regulatory utility commission expenses, expenses associated with being a public company and general corporate expenses charged to expense accounts. For the nine months ended September 30, 2015 and 2014, administrative and general expenses by business segment, including AWR (parent), consisted of the following amounts (in thousands):

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014	$ CHANGE	% CHANGE
Water Services	$41,758	$44,270	$(2,512)	(5.7)%
Electric Services	6,492	6,400	92	1.4%
Contracted Services	11,011	9,016	1,995	22.1%
AWR (parent)	9	47	(38)	(80.9)%
Total administrative and general	$59,270	$59,733	$(463)	(0.8)%
     Excluding an overall reduction in billed surcharges of $1.8 million mostly at the water segment which have no impact on earnings, administrative and general expenses for the utility segments decreased by $598,000 during the nine months ended September 30, 2015 as compared to the same period in 2014. The decrease was due primarily to lower legal and other outside service costs at the water segment, as compared to the same period in 2014. Legal and outside services costs tend to fluctuate and are expected to continue to fluctuate.

Administrative and general expenses for contracted services increased by $2.0 million primarily due to a shift in labor and other indirect costs for the first nine months of 2015 to administrative and general-related activities in support of various functions at ASUS.  There was also an increase in insurance, legal and other outside service costs, as compared to the same period in 2014. These increases were partially offset by a decrease in labor and other indirect costs recorded to construction expenses. As well, for the nine months ended September 30, 2014, a higher percentage of labor and other indirect costs were incurred for construction-related activities and, as such, were reflected under ASUS construction expenses.

Depreciation and Amortization

For the nine months ended September 30, 2015 and 2014, depreciation and amortization by business segment consisted of the following amounts (in thousands):

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014	$ CHANGE	% CHANGE
Water Services	$29,482	$28,840	$642	2.2%
Electric Services	1,235	1,868	(633)	(33.9)%
Contracted Services	879	896	(17)	(1.9)%
Total depreciation and amortization	$31,596	$31,604	$(8)	—%

For the nine months ended September 30, 2015, overall depreciation and amortization expense was largely unchanged from the prior year. The increase at the water segment resulted primarily from additions to utility plant during 2014 and was mostly offset by new lower depreciation rates at the electric segment, as approved by the CPUC in November 2014 in connection with the electric general rate case.

Maintenance

For the nine months ended September 30, 2015 and 2014, maintenance expense by business segment consisted of the following amounts (in thousands):

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014	$ CHANGE	% CHANGE
Water Services	$9,751	$9,931	$(180)	(1.8)%
Electric Services	611	678	(67)	(9.9)%
Contracted Services	1,713	1,597	116	7.3%
Total maintenance	$12,075	$12,206	$(131)	(1.1)%

Maintenance expense for water services decreased by $180,000 due to a higher level of maintenance performed in 2014. However, planned maintenance expense for water services is expected to be higher for the full year 2015 than in 2014.

Maintenance expense for contracted services increased $116,000 due to an increase in labor costs resulting from an increase in maintenance-related activities, and higher outside services costs at various military bases during the nine months ended September 30, 2015 as compared to the same period in 2014.

Property and Other Taxes

For the nine months ended September 30, 2015 and 2014, property and other taxes by business segment consisted of the following amounts (in thousands):

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014	$ CHANGE	% CHANGE
Water Services	$10,760	$10,593	$167	1.6%
Electric Services	748	712	36	5.1%
Contracted Services	1,154	1,344	(190)	(14.1)%
Total property and other taxes	$12,662	$12,649	$13	0.1%

Property and other taxes for water services increased during the nine months ended September 30, 2015 due primarily to capital additions and associated higher assessed property values. This was partially offset by a decrease in gross receipts taxes at contracted services resulting from the elimination of such taxes in North Carolina effective July 1, 2014.

ASUS Construction

For the nine months ended September 30, 2015, construction expenses for contracted services were $35.3 million, decreasing $12.3 million compared to the same period in 2014 due primarily to a decrease in overall construction activity. In addition, as previously discussed, there was a higher amount of internal labor incurred for administrative and general-related activities, while in 2014 such labor was incurred for construction activities.

Interest Expense

For the nine months ended September 30, 2015 and 2014, interest expense by business segment, including AWR (parent) consisted of the following amounts (in thousands):

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014	$ CHANGE	% CHANGE
Water Services	$15,335	$15,842	$(507)	(3.2)%
Electric Services	898	999	(101)	(10.1)%
Contracted Services	29	138	(109)	(79.0)%
AWR (parent)	(23)	(55)	32	(58.2)%
Total interest expense	$16,239	$16,924	$(685)	(4.0)%

For the nine months ended September 30, 2015, interest expense decreased $685,000 due largely to an increase in capitalized interest at the water segment resulting from the approval of an additional allowance for funds used during construction ("AFUDC") from advice letter filings approved by the CPUC during the first quarter of 2015. In addition, GSWC replaced $15.0 million of certain long-term notes during the fourth quarter of 2014 with lower interest-bearing notes.

Interest Income

For the nine months ended September 30, 2015 and 2014, interest income by business segment, including AWR (parent), consisted of the following amounts (in thousands):

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014	$ CHANGE	% CHANGE
Water Services	$309	$427	$(118)	(27.6)%
Electric Services	7	9	(2)	(22.2)%
Contracted Services	6	6	—	—%
AWR (parent)	10	17	(7)	(41.2)%
Total interest income	$332	$459	$(127)	(27.7)%

Other, net

For the nine months ended September 30, 2015, Registrant recorded other income of $4,000 as compared to $443,000 for the same period in 2014 due to losses recorded on investments held for a retirement benefit plan resulting from recent market conditions during the third quarter of 2015.

Income Tax Expense

For the nine months ended September 30, 2015 and 2014, income tax expense by business segment, including AWR (parent), consisted of the following amounts (in thousands):

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014	$ CHANGE	% CHANGE
Water Services	$26,550	$25,081	$1,469	5.9%
Electric Services	1,606	1,426	180	12.6%
Contracted Services	4,349	4,603	(254)	(5.5)%
AWR (parent)	(679)	(1,015)	336	(33.1)%
Total income tax expense	$31,826	$30,095	$1,731	5.8%

Consolidated income tax expense for the nine months ended September 30, 2015 increased by approximately $1,731,000 due primarily to an increase in pretax income and an overall higher ETR. AWR's consolidated ETR was 39.4% for the nine months ended September 30, 2015 as compared to 38.8% for the nine months ended September 30, 2014.

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

The critical accounting policies used in the preparation of the Registrant’s financial statements that it believes affect the more significant judgments and estimates used in the preparation of its consolidated financial statements presented in this report are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to Registrant’s critical accounting policies.

Liquidity and Capital Resources

AWR
Registrant’s regulated business is capital intensive and requires considerable capital resources. A portion of these capital resources is provided by internally generated cash flows from operations. AWR anticipates that interest expense will increase in future periods due to the need for additional external capital to fund its construction program, and as market interest rates increase. AWR believes that costs associated with capital used to fund construction at GSWC will continue to be recovered through water and electric rates charged to customers.

AWR funds its operating expenses and pays dividends on its outstanding Common Shares primarily through dividends from GSWC. The ability of GSWC to pay dividends to AWR is restricted by California law. Under these restrictions, approximately $195.0 million was available on September 30, 2015 to pay dividends to AWR.

When necessary, Registrant obtains funds from external sources in the capital markets and through bank borrowings. Access to external financing on reasonable terms depends on the credit ratings of AWR and GSWC and current business conditions, including that of the water utility industry in general as well as conditions in the debt or equity capital markets. AWR also has access to a $100.0 million revolving credit facility which expires in May 2018.  AWR may elect to increase the aggregate commitment by up to an additional $50.0 million.  AWR borrows under this facility and provides funds to its subsidiaries, including GSWC, in support of their operations.  Any amounts owed to AWR for borrowings under this facility are included in inter-company payables on GSWC’s balance sheet.  The interest rate charged to GSWC and other affiliates is sufficient to cover AWR’s interest cost under the credit facility.  As of September 30, 2015, there was $15 million borrowed under this facility and $10.8 million of letters of credit outstanding.  As of September 30, 2015, AWR had $74.2 million available to borrow under the credit facility.

In May 2015, Standard & Poor's Rating Services ("S&P") affirmed the 'A+' credit rating on both American States Water Company and its wholly owned subsidiary, Golden State Water Company. S&P also revised its rating outlook to stable from positive on both companies. Securities ratings are not recommendations to buy, sell or hold a security and are subject to change or withdrawal at any time by the rating agency.  Registrant believes that AWR’s sound capital structure and 'A+' credit rating, combined with its financial discipline, will enable AWR to access the debt and/or equity markets.  However, unpredictable financial market conditions in the future may limit its access or impact the timing of when to access the market, in which case, Registrant may choose to temporarily reduce its capital spending.  During the nine months ended September 30, 2015, GSWC incurred $57.6 million in company-funded capital expenditures. During 2015, GSWC's company-funded capital expenditures are estimated to be between $85 - $90 million.

AWR’s ability to pay cash dividends on its Common Shares outstanding depends primarily upon cash flows from GSWC. AWR intends to continue paying quarterly cash dividends in the future, on or about March 1, June 1, September 1 and December 1, subject to earnings and financial conditions, regulatory requirements and such other factors as the Board of Directors may deem relevant. Registrant has paid dividends on its Common Shares for over 75 consecutive years.  On October 27, 2015, AWR's Board of Directors approved a fourth quarter dividend of $0.224 per share on its Common Shares. Dividends on the Common Shares will be payable on December 1, 2015 to shareholders of record at the close of business on November 16, 2015.

On March 27, 2014, AWR's Board of Directors approved a stock repurchase program, authorizing AWR to repurchase up to 1.25 million shares of AWR's Common Shares. This stock repurchase program was completed in May 2015. On May 19, 2015, AWR's Board of Directors approved a new stock repurchase program, authorizing AWR to repurchase up to 1.2 million shares of its Common Shares from time to time through June 30, 2017. The repurchase programs are intended to enable AWR to achieve a consolidated shareholders’ equity ratio as a percentage of total capitalization that is more reflective of appropriate equity ratios for GSWC and ASUS. As of September 30, 2015, the current ratio is 59% equity and 41% debt. Based upon current expectations, including the projected infrastructure needs for GSWC and the expected growth of ASUS, which is currently not capital intensive, management does not anticipate AWR will conduct a secondary offering of its Common Shares in the near term.

Cash Flows from Operating Activities:

Cash flows from operating activities have generally been sufficient to meet operating requirements and a portion of capital expenditure requirements. Registrant’s future cash flows from operating activities are expected to be affected by a number of factors, including utility regulation; infrastructure investment; maintenance expenses; inflation; compliance with environmental, health and safety standards; production costs; customer growth; per customer usage of water and electricity; weather and seasonality; conservation efforts; compliance with local governmental requirements, including mandatory restrictions on water use, and required cash contributions to pension and post-retirement plans.  In connection with efforts to meet the California Governor's order to reduce overall water usage by an aggregate statewide reduction of 25% as compared to 2013, GSWC has been authorized by the CPUC to track incremental drought-related costs incurred in a memorandum account for possible future recovery. In addition, future cash flows from contracted services will depend on new business activities, existing operations, the construction of new and/or replacement infrastructure at military bases, timely redetermination, economic price and equitable adjustment of prices and timely collection of payments from the U.S. government and other prime contractors operating at the military bases.

Cash flows from operating activities are primarily generated by net income, adjusted for non-cash expenses such as depreciation and amortization, and deferred income taxes.  Net cash provided by operating activities of Registrant was $86.1 million for the nine months ended September 30, 2015 as compared to $120.1 million for the same period in 2014.  The decrease in operating cash flow was primarily due to a decrease in customer water usage resulting from conservation efforts, which lowered customer billings at GSWC and increased the WRAM regulatory assets. There was also a decrease in cash generated by ASUS due to the timing of billing and cash receipts for construction work at military bases during the nine months ended September 30, 2015 as compared to the same period in 2014. The billings (and cash receipts) for construction work at ASUS generally occur at completion of the work or in accordance with a billing schedule contractually agreed to with the U.S. government and/or other prime contractors. During the nine months ended September 30, 2014, cash payments were received for the completion of several large capital upgrade projects that did not recur during the same period in 2015. Cash flow from construction-related activities will fluctuate from period to period with such fluctuations representing timing differences of when work is performed and when cash is received for payment of such work. These decreases in the consolidated cash flows from operating activities were partially offset by lower income tax payments made during the nine months ended September 30, 2015 due, in large part, to the implementation of new tax repair regulations during the fourth quarter of 2014. The timing of cash receipts and disbursements related to other working capital items also affected the changes in net cash provided by operating activities.

Cash Flows from Investing Activities:

Net cash used in investing activities was $61.3 million for the nine months ended September 30, 2015 as compared to $55.4 million for the same period in 2014.  Registrant invests capital to provide essential services to its regulated customer base, while working with its regulators to have the opportunity to earn a fair rate of return on investment. Registrant’s infrastructure investment plan consists of both infrastructure renewal programs, where infrastructure is replaced, as needed, and major capital investment projects, where new water treatment and delivery facilities are constructed.  GSWC may also be required from time to time to relocate existing infrastructure in order to accommodate local infrastructure improvement projects.  Projected capital expenditures and other investments are subject to periodic review and revision.

ASUS funds its operating expenses primarily through internal operating sources, which include U.S. government funding under 50-year contracts for operations and maintenance costs and construction activities, as well as investments by, or loans from, AWR. ASUS, in turn, provides funding to its subsidiaries.

 Cash Flows from Financing Activities:

Registrant’s financing activities include primarily: (i) the sale proceeds from, and repurchase of, Common Shares and stock option exercises and short-term and long-term debt; (ii) the issuance and repayment of long-term debt and notes payable to banks; and (iii) the payment of dividends on Common Shares.  In order to finance new infrastructure, Registrant also receives customer advances (net of refunds) for, and contributions in aid of, construction. Short-term borrowings are used to fund capital expenditures until long-term financing is arranged.

Net cash used in financing activities was $73.5 million for the nine months ended September 30, 2015 as compared to $45.0 million cash used for the same period in 2014. This increase in cash used was primarily due to the repurchase by AWR of approximately $63.2 million of its Common Shares as part of the stock repurchase programs during the nine months ended September 30, 2015. Additionally, there was a decrease in cash receipts from advances and contributions in aid of construction during the nine months ended September 30, 2015 as compared to the same period in 2014 due to several large capital projects funded during 2014 with advances and/or contributions in aid of construction that did not occur during the same period in 2015. These decreases were partially offset by the redemption of $15 million of certain long-term notes during the nine months ended September 30, 2014. Additionally, AWR borrowed $15 million under its revolving credit facility as of September 30, 2015 with no borrowings as of the same period in 2014.

GSWC
GSWC funds the majority of its operating expenses, payments on its debt, and dividends on its outstanding common shares and a portion of its construction expenditures through internal sources. Internal sources of cash flow are provided primarily by retention of a portion of earnings from operating activities. Internal cash generation is influenced by factors such as weather patterns, conservation efforts, environmental regulation, litigation, deferred taxes, changes in supply costs and regulatory decisions affecting GSWC’s ability to recover these supply costs, timing of rate relief, increases in maintenance expenses and capital expenditures, surcharges authorized by the CPUC to enable GSWC to recover expenses previously incurred from customers and CPUC requirements to refund amounts previously charged to customers.  As previously discussed, GSWC has been authorized by the CPUC to track incremental drought-related costs incurred in a memorandum account for possible future recovery.

GSWC may, at times, utilize external sources, including equity investments and short-term borrowings from AWR, and long-term debt to help fund a portion of its construction expenditures.  In addition, GSWC receives advances and contributions from customers, home builders and real estate developers to fund construction necessary to extend service to new areas. Advances for construction are generally refundable at a rate of 2.5% in equal annual installments over 40 years.  Amounts which are no longer refundable are reclassified to contributions in aid of construction. Utility plant funded by advances and contributions is excluded from rate base. Generally, GSWC amortizes contributions in aid of construction at the same composite rate of depreciation as used for the related property.

As is often the case with public utilities, GSWC’s current liabilities may at times exceed its current assets.  Management believes that internally-generated funds along with the proceeds from the issuance of long-term debt, borrowings from AWR and Common Shares issuances to AWR will be adequate to provide sufficient capital to enable GSWC to maintain normal operations and to meet its capital and financing requirements pending recovery of costs in rates.

Cash Flows from Operating Activities:

Net cash provided by operating activities was $81.4 million for the nine months ended September 30, 2015 as compared to $96.4 million for the same period in 2014.  This decrease is primarily due to a decrease in customer water usage resulting from conservation efforts, which lowers customer billings and increases the WRAM regulatory assets. The decrease in customer billings was partially offset by lower income tax payments made during the nine months ended September 30, 2015 due, in large part, to the implementation of new tax repair regulations during the fourth quarter of 2014. The timing of cash receipts and disbursements related to other working capital items also affected the changes in net cash provided by operating activities.

Cash Flows from Investing Activities:

Net cash used in investing activities was $75.8 million for the nine months ended September 30, 2015 as compared to $53.4 million for the same period in 2014. Cash used for capital expenditures for the nine months ended September 30, 2015 was $59.3 million. During 2015, GSWC's company-funded capital expenditures are estimated to be approximately $85 - $90 million. During the nine months ended September 30, 2015, GSWC-funded capital expenditures were $57.6 million. In addition, during the nine months ended September 30, 2015, AWR borrowed $15.0 million from GSWC under an interest-bearing note, whereby AWR may borrow up to $40.0 million for working capital purposes.

Cash Flows from Financing Activities:

Net cash used in financing activities was $30.3 million for the nine months ended September 30, 2015 as compared to $53.2 million for the same period in 2014.  The decrease in cash used in financing activities was due primarily to GSWC borrowing $15 million from AWR under AWR's revolving line of credit as of September 30, 2015, with no borrowings during the same period in 2014. There was also the redemption of $15 million of certain long-term notes during the nine months ended September 30, 2014 with no similar redemptions as of the same period in 2015. This was partially offset by an increase in dividends paid and a decrease in cash receipts from advances and contributions in aid of construction as compared to the nine months ended September 30, 2014.

Contractual Obligations and Other Commitments

Registrant has various contractual obligations which are recorded as liabilities in the consolidated financial statements. Other items, such as certain purchase commitments and operating leases, are not recognized as liabilities in the consolidated financial statements, but are required to be disclosed.

In addition to contractual maturities, Registrant has certain debt instruments that contain an annual sinking fund or other principal payments. Registrant believes that it will be able to refinance debt instruments at their maturity through public issuance, or private placement, of debt or equity. Annual payments of service debt are generally made from cash flows from operations.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations, Commitments and Off Balance Sheet Arrangements” section of the Registrant’s Form 10-K for the year ended December 31, 2014 for a detailed discussion of contractual obligations and other commitments.

Contracted Services

Under the terms of the current utility privatization contracts with the U.S. government, each contract's price is subject to (a) price redetermination every three years after the initial two years of the contract, unless otherwise agreed to by the parties, or (b) an economic price adjustment on an annual basis.  In the event that ASUS (i) is managing more assets at specific military bases than were included in the U.S. government’s request for proposal; (ii) is managing assets that are in substandard condition as compared to what was disclosed in the request for proposal; (iii) prudently incurs costs not contemplated under the terms of the utility privatization contract; and/or (iv) becomes subject to new regulatory requirements such as more stringent water quality standards, ASUS is permitted to file, and has filed, requests for equitable adjustment. The timely filing for and receipt of price redeterminations and/or economic price adjustments continues to be critical in order for ASUS to recover increasing costs of operating and maintaining, and renewing and replacing the water and/or wastewater systems at the military bases it serves.

In 2011, Congress enacted the Budget Control Act (the “Act”) which committed the U.S. government to significantly reduce the federal deficit over ten years.  The Act called for very substantial automatic spending cuts, known as "sequestration," that have impacted the expected levels of Department of Defense budgeting.  ASUS has not experienced any earnings impact to its existing operations and maintenance and renewal and replacement services, as utility privatization contracts are an "excepted service" within the Act.  While the ongoing effects of sequestration have been somewhat mitigated through the recent passage of H.R. 1314, the “Bipartisan Budget Act of 2015”, any potential future impact on ASUS and its operations will likely be limited to the timing of funding to pay for services rendered, delays in the processing of price redeterminations or economic price adjustments, issuance of contract modifications for new construction work not already funded by the U.S. government, and/or delays in the solicitation and/or awarding of new utility privatization opportunities under the Department of Defense utility privatization program.
The timing of future filings of price redeterminations may be impacted by government actions, including audits or reviews by the Defense Contract Audit Agency (“DCAA”) and/or the Defense Contract Management Agency (“DCMA”).  Both DCAA and DCMA conduct, at times at the request of a contracting officer(s), audits/reviews of contractors for compliance with government guidance and regulations such as Federal Acquisition Regulations ("FAR"), Defense Federal Acquisition Regulation Supplements (“DFARS”) and, as applicable, Cost Accounting Standards ("CAS"). If the DCAA/DCMA believes ASUS has accounted for costs in a manner inconsistent with the requirements of FAR, DFARS or applicable CAS, the auditor may recommend to the U.S. government administrative contracting officer that such costs be disallowed. In addition, certain audit findings such as system deficiencies for government contract business system requirements may result in delays in the timing of resolution of price redetermination filings and/or the ability to file new proposals with the Government. At times, the processing of our filing of price redeterminations and requests for equitable adjustment may be delayed pending the outcome of such audits or upon mutual agreement with the U.S. government.
Below is a summary of significant projects, price redeterminations and other filings by ASUS. With the issuance of modifications on price redeterminations as noted below, ASUS is current on all such filings for contracts at all of the Military Utility Privatization Subsidiaries.

•
FBWS - A filing to operate and maintain the East Bliss area at Fort Bliss was finalized in the third quarter of 2014 with an annual increase in operations and maintenance fees of approximately $575,000 and $2.7 million in annual renewal and replacement (R&R) fees. Approximately $2.9 million of funding for East Bliss capital upgrade modifications were also issued to FBWS, which were approximately 47% complete as of September 30, 2015. The fourth price redetermination was filed in the third quarter of 2015 and is expected to be finalized by the end of 2015.

•
TUS - The second price redetermination, covering the period February 2011 through January 2014, was approved in September 2014. This agreement, which included a true-up of infrastructure to be operated by TUS, provided for an annualized increase in operations and maintenance fees of $256,000. In addition, renewal and replacement fees were increased by an annualized amount of approximately $135,000. The third price redetermination, for the period February 2014 through January 2017, was finalized through the issuance of a contract modification in July 2015.

•
ODUS - The second and third price redeterminations for the Fort Lee privatization contract in Virginia, for the six-year period beginning February 2011, and for the other bases that ODUS operates in Virginia, for the six-year period beginning April 2011, were finalized through the issuance of contract modifications in September 2015.

•
PSUS - The first price redetermination for PSUS was approved in September 2014. The approved agreement provided for an annual increase in operations and maintenance fees of approximately $103,000 above the previously approved level. The second redetermination for Fort Jackson, covering the period mid-February 2013 through mid-February 2016, was finalized through the issuance of a contract modification in September 2015.

•
ONUS - The second price redetermination for the period covering March 2013 through February 2016 was approved in September 2014, resulting in an annualized increase in operations and maintenance fees of approximately $615,000. The agreement also provided for an annualized increase in R&R funding of approximately $3.7 million.

In March 2012, ONUS received a contract modification based on a request for equitable adjustment regarding installation of new water meters at Fort Bragg.  The contract modification provided for a reduction in the number of water meters to be installed and reduced the price associated with the revised scope. This $11.0 million project commenced during the second quarter of 2012 and is expected to be completed by the fourth quarter of 2015.

Regulatory Matters

Recent Changes in Rates
The CPUC has approved third-year rate increases effective January 1, 2015. These increases, in addition to rate increases related to approval of advice letters for the completion of certain capital projects, are expected to generate an additional $2.6 million in gross margin for 2015 as compared to the adopted gross margin in 2014. Third-year rate increases are based on an earnings test and inflation factors.

Pending General Rate Case Requests
In July 2014, GSWC filed a general rate case ("GRC") for all of its water regions and the general office. The application will determine rates for the years 2016 - 2018.  GSWC’s requested capital budgets in the application average approximately $90 million a year for the three-year period. The 2016 water gross margin is expected to decrease as compared to the currently adopted levels due, in part, to a decrease in annual depreciation expense resulting from an updated depreciation study and other expenses. Hearings for the rate case were completed in June 2015, and settlements for certain items and legal briefs were filed in July 2015. The consumption levels used to calculate rates for 2016-2018 and incorporated into the settlement with the CPUC's Office of Ratepayer Advocates ("ORA") reflect the state mandated conservation targets for each ratemaking area. In April 2015, a special phase of the rate case was authorized by the CPUC in order to address a specific matter within one of GSWC's service areas. In September 2015, a settlement was reached between GSWC and ORA, whereby GSWC agreed to additional reporting requirements. A final decision on this rate case is expected by the end of 2015, with new rates effective January 1, 2016.

In July 2015, GSWC filed a motion with the CPUC for interim water rates to be effective January 1, 2016 in the event the CPUC does not issue a final decision on the water GRC by January 1, 2016. As part of the filing, GSWC also requested authorization to establish a memorandum account to track the difference between the interim rates, which GSWC proposes to remain at current levels, and final rates once approved by the CPUC. The CPUC approved this filing in October 2015.

Procurement Audits
In December 2011, the CPUC issued a final decision adopting a settlement between GSWC and the CPUC on its investigation of certain work orders and charges paid to a specific contractor used previously for numerous construction projects primarily in one of GSWC’s three main geographic water regions.  As part of the settlement reached with the CPUC on this matter, GSWC agreed to be subject to three separate independent audits of its procurement practices over a period of 10 years from the date the settlement was approved by the CPUC.  The audits cover GSWC’s procurement practices for contracts with other contractors from 1994 forward. The first audit started in 2014 and covered almost a 20-year period from January 1, 1994 through September 30, 2013.

In March 2015, the accounting firm engaged by the CPUC to conduct the first independent audit issued its final report to the CPUC’s Division of Water and Audits (“DWA”). The final report, which was issued on a confidential basis, included GSWC's responses to the accounting firm’s findings, as well as the firm’s responses to GSWC's comments. DWA informed GSWC that it does not intend to pursue further investigation, refunds, or penalties in respect of past procurement activities as a result of the final report. Furthermore, in June 2015 ORA notified the administrative law judge in the ongoing general rate case that, having reviewed the final audit report, its potential concerns with the audit report were satisfied and, as such, ORA withdrew its request to have further review of this matter in the pending general rate case. At this time, GSWC does not believe that a loss associated with any disallowances and/or penalties from this first audit is likely.

Cost of Capital Proceeding for Water Regions
GSWC is scheduled to file its next cost of capital application in March 2016 based on an extension granted by the CPUC in January 2015. Management believes that the current economic environment is such that a change from the currently adopted return on equity would be small. GSWC's current authorized return on equity of 9.43% will continue in effect through December 2016.

Rural Acquisition

In June 2013, GSWC entered into an Asset Purchase Agreement (the "Agreement") to acquire all of the operating water assets of Rural Water Company (“Rural”).  This transaction was subject to CPUC approval.  In June 2015, the CPUC approved the acquisition of Rural, including GSWC's recovery of the purchase price from customer rates. On October 14, 2015, GSWC completed the transaction for an aggregate purchase price of $1.7 million and, as a result, GSWC will serve approximately 960 new customers near the City of Arroyo Grande in the county of San Luis Obispo, California, which is near GSWC's Santa Maria customer service area in Coastal California.  GSWC is in the process of evaluating the purchase price allocation; however, the acquisition is not material to Registrant’s financial position or results of operations.
Other Regulatory Matters
On October 7, 2015. the California Governor signed a bill into law requiring, among other things, electric utilities to generate half of their electricity from renewable energy sources by 2030. The new requirement is in addition to the existing requirement for electric utilities to generate one third of their electricity from renewable sources by 2020. BVES is currently assessing various renewable energy opportunities to be in compliance with these requirements.
In connection with conservation efforts to meet the California Governor's order to reduce overall water usage by a state-wide aggregate of 25% as compared to 2013, GSWC has been authorized by the CPUC to track incremental drought-related costs incurred in a memorandum account for possible future recovery. Such incremental costs are being expensed until future recovery is approved by the CPUC.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Matters” section of the Registrant’s Form 10-K for the year-ended December 31, 2014 for a detailed discussion of other regulatory matters.

Environmental Matters

AWR’s subsidiaries are subject to stringent environmental regulations, including the 1996 amendments to the Federal Safe Drinking Water Act; interim enhanced surface water treatment rules; regulation of disinfectant/disinfection by-products; the long-term enhanced surface water treatment rules; the ground water treatment rule; contaminant regulation of arsenic, perchlorate and hexavalent chromium; and unregulated contaminants monitoring rule.

The CPUC requires GSWC to comply with the safe drinking water standards established by the U.S. Environmental Protection Agency (“EPA”) and the Division of Drinking Water (“DDW”), under the State Water Resources Control Board (“SWRCB”).  The EPA regulates contaminants that may have adverse health effects that are known or likely to occur at levels of public health concern, and the regulation of which will provide a meaningful opportunity for health risk reduction. The DDW, acting on behalf of the EPA, administers the EPA’s program in California. Similar state agencies administer these rules in the other states in which Registrant operates.

GSWC currently tests its water supplies and water systems according to, among other things, requirements listed in the Federal Safe Drinking Water Act (“SDWA”). In compliance with the SDWA and to assure a safe drinking water supply to its customers, GSWC has incurred operating costs for testing to determine the levels, if any, of the constituents in its sources of supply and additional expense to treat contaminants in order to meet the federal and state maximum contaminant level (“MCL”) standards and consumer demands. GSWC expects to incur additional capital costs as well as increased operating costs to maintain or improve the quality of water delivered to its customers in light of anticipated stress on water resources associated with watershed and aquifer pollution, as well as to meet future water quality standards. The CPUC ratemaking process provides GSWC with the opportunity to recover prudently incurred capital and operating costs in future filings associated with achieving water quality standards. Management believes that such incurred and expected future costs should be authorized for recovery by the CPUC.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Environmental Matters” section of the Registrant’s Form 10-K for the year-ended December 31, 2014 for a detailed discussion of environmental matters.

Water Supply

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Water Supply” section of the Registrant’s Form 10-K for the year-ended December 31, 2014 for a detailed discussion of water supply issues. The discussion below focuses on significant matters and changes since December 31, 2014.

California Drought and Impacts of Low Precipitation on Water Supplies
In response to the ongoing drought experienced in California, in April 2015, the Governor of California passed an Executive Order directing the SWRCB to impose even greater restrictions to achieve an aggregate statewide 25% reduction in urban water use through February 2016. In May 2015, the SWRCB adopted additional emergency regulations to meet the Governor’s executive order. The reductions required by the SWRCB vary by area, depending on historical water use per capita and reductions to date. The emergency regulations also include mandatory restrictions on certain outdoor urban water uses. Any violation of these uses is considered a criminal offense with possible fines of up to $500 per day. In addition, urban water suppliers are required to implement their Water Shortage Contingency Plans at a level that meets the SWRCB mandated reductions. Failure to comply with this requirement may result in potential fines of $10,000 per day issued by the SWRCB.
In June 2015, GSWC filed updated drought response actions with the CPUC for each service area to meet the new mandates. In July 2015, the CPUC approved the filings. As a result, all of GSWC's water service areas are currently in Stage 1 of the Staged Mandatory Water Conservation and Rationing Plan, which outlines restrictions for outdoor irrigation for GSWC water customers. Failure to comply with these restrictions could result in a written warning, installation of a flow restrictor (including fees for installation/removal) or termination of water service. If Stage 1 restrictions are deemed insufficient to achieve water use reductions, water allocations may be implemented as part of Stage 2, or higher, of the Staged Mandatory Water Conservation and Rationing Plan. Compliance with the mandatory reductions may result in higher costs to customers and general dissatisfaction with the supply reduction mandates, resulting in increased complaints. Through October 2015, nearly all of GSWC’s service areas have met the cumulative target.  GSWC intends to implement Stage 2 or higher of the Staged Mandatory Conservation and Rationing Plan in those areas which have not met their cumulative targets.  Based on GSWC's drought response actions and customers’ conservation efforts to date, at this time, management does not believe GSWC will be subject to SWRCB penalties for failure to implement a Water Shortage Contingency Plan.
The U.S. Drought Monitor lists more than 90 percent of California in the rank of “Severe Drought.” Reduced rainfall results in reduced recharge to the State’s groundwater basins. Water levels in several of these basins, especially smaller basins, are dropping. GSWC utilizes groundwater from seventeen groundwater basins throughout the State. Several GSWC service areas rely on groundwater as their only source of supply. In the event of water supply shortages beyond the mandated reductions, GSWC would need to transport additional water from other areas, increasing the cost of water supply.
Metropolitan Water District/ State Water Project
 Every year, the California Department of Water Resources ("DWR") establishes the State Water Project allocation for water deliveries to the state water contractors.  DWR generally establishes a percentage allocation of delivery requests based on a number of factors, including weather patterns, snow pack levels, reservoir levels and biological diversion restrictions. The State Water Project is a major source of water for the Metropolitan Water District of Southern California ("MWD").
Given the status of the current drought, MWD has implemented a mandatory reduction in overall supply delivery of 15%, effective July 1, 2015. The actual reduction will vary by member agency, and agencies exceeding their allocated reduction will face a surcharge per acre-foot of additional water, up to four times the normal MWD rate. For GSWC, these increases will result in increased purchase water costs, which are included in the Modified Cost Balancing Account.

New Accounting Pronouncements

Registrant is subject to newly issued requirements as well as changes in existing requirements issued by the Financial Accounting Standards Board. Differences in financial reporting between periods for AWR and GSWC could occur unless and until the CPUC approves such changes for conformity through regulatory proceedings. See Note 1 of Unaudited Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Registrant is exposed to certain market risks, including fluctuations in interest rates, commodity price risk primarily relating to changes in the market price of electricity at GSWC's electric division and economic conditions. Market risk is the potential loss arising from adverse changes in prevailing market rates and prices.

The quantitative and qualitative disclosures about market risk are discussed in Item 7A-Quantitative and Qualitative Disclosures About Market Risk, contained in Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

(b) Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2015 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

Registrant is subject to ordinary routine litigation incidental to its business. Other than those disclosed in this Form 10-Q and in Registrant’s Form 10-K for the year ended December 31, 2014, no other legal proceedings are pending, which are believed to be material. Management believes that rate recovery, proper insurance coverage and reserves are in place to insure against property, general liability and workers’ compensation claims incurred in the ordinary course of business.

Item 1A. Risk Factors

There have been no significant changes in the risk factors disclosed in our 2014 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The shareholders of AWR have approved the material features of all equity compensation plans under which AWR directly issues equity securities. The following table provides information about repurchases of Common Shares by AWR during the third quarter of 2015:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs (1)(3)
July 1 – 31, 2015	94,322		$38.43	28,500	784,479
August 1 – 31, 2015	328,920		$37.13	292,261	492,218
September 1 – 30, 2015	289,136		$37.39	254,071	238,147
Total	712,378	(2)	$37.41	574,832

(1)        On May 19, 2015, AWR's Board of Directors approved a stock repurchase program to purchase up to 1.2 million of its Common Shares through June 30, 2017. AWR also from time to time repurchases its Common Shares for employees pursuant to AWR’s 401(k) plan and for participants in its Common Share Purchase and Dividend Reinvestment Plan.
(2)        Of this amount, 129,150 Common Shares were acquired on the open market for employees pursuant to AWR’s 401(k) Plan and 8,396 Common Shares were acquired on the open market for participants in the Common Share Purchase and Dividend Reinvestment Plan.
(3)        Neither the 401(k) plan nor the Common Share Purchase and Dividend Reinvestment Plan contain a maximum number of common shares that may be purchased in the open market.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosure

Not applicable

Item 5. Other Information

(a) On October 27, 2015, AWR's Board of Directors approved a fourth quarter dividend of $0.224 per share on AWR's Common Shares. Dividends on the Common Shares will be payable on December 1, 2015 to shareholders of record at the close of business on November 16, 2015.

(b)  There have been no material changes during the third quarter of 2015 to the procedures by which shareholders may nominate persons to the Board of Directors of AWR.

Item 6. Exhibits

(a) The following documents are filed as Exhibits to this report:

3.1	By-Laws of American States Water Company incorporated by reference to Exhibit 3.1 of Registrant's Form 8-K, filed May 13, 2011

3.2	By-laws of Golden State Water Company incorporated by reference to Exhibit 3.1 of Registrant's Form 8-K filed May 13, 2011

3.3	Amended and Restated Articles of Incorporation of American States Water Company, as amended, incorporated by reference to Exhibit 3.1 of Registrant's Form 8-K filed June 19, 2013 (File No. 1-14431)

3.4
Restated Articles of Incorporation of Golden State Water Company, as amended, incorporated herein by reference to Exhibit 3.1 of Registrant's Form 10-Q for the quarter ended September 30, 2005 (File No. 1-14431)

4.1
Indenture, dated September 1, 1993 between Golden State Water Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, as supplemented, incorporated herein by reference to Exhibit 4.01 of Golden State Water Company Form S-3 filed December 12, 2008

4.2
Note Purchase Agreement dated as of October 11, 2005 between Golden State Water Company and Co-Bank, ACB incorporated by reference to Exhibit 4.1 of Registrant's Form 8-K filed October 13, 2005 (File No. 1-14431)

4.3
Note Purchase Agreement dated as of March 10, 2009 between Golden State Water Company and Co-Bank, ACB, incorporated herein by reference to Exhibit 10.16 to Registrant's Form 10-K filed on March 13, 2009

4.4
Indenture dated as of December 1, 1998 between American States Water Company and The Bank of New York Mellon Trust Company, N.A., as supplemented by the First Supplemental Indenture dated as of July 31, 2009 incorporated herein by reference to Exhibit 4.1 of American States Water Company's Form 10-Q for the quarter ended June 30, 2009

10.1
Second Sublease dated October 5, 1984 between Golden State Water Company and Three Valleys Municipal Water District incorporated herein by reference to Registrant's Registration Statement on Form S-2, Registration No. 33-5151

10.2
Note Agreement dated as of May 15, 1991 between Golden State Water Company and Transamerica Occidental Life Insurance Company incorporated herein by reference to Registrant's Form 10-Q with respect to the quarter ended June 30, 1991 (File No. 1-14431)

10.3
Schedule of omitted Note Agreements, dated May 15, 1991, between Golden State Water Company and Transamerica Annuity Life Insurance Company, and Golden State Water Company and First Colony Life Insurance Company incorporated herein by reference to Registrant's Form 10-Q with respect to the quarter ended June 30, 1991 (File No. 1-14431)

10.4
Loan Agreement between California Pollution Control Financing Authority and Golden State Water Company, dated as of December 1, 1996 incorporated by reference to Exhibit 10.7 of Registrant's Form 10-K for the year ended December 31, 1998 (File No. 1-14431)

10.5
Agreement for Financing Capital Improvement dated as of June 2, 1992 between Golden State Water Company and Three Valleys Municipal Water District incorporated herein by reference to Registrant's Form 10-K with respect to the year ended December 31, 1992 (File No. 1-14431)

10.6
Water Supply Agreement dated as of June 1, 1994 between Golden State Water Company and Central Coast Water Authority incorporated herein by reference to Exhibit 10.15 of Registrant's Form 10-K with respect to the year ended December 31, 1994 (File No. 1-14431)

10.7	2003 Non-Employee Directors Stock Purchase Plan, as amended, incorporated herein by reference to Exhibit 10.1 to Registrant's Form 8-K filed on January 30, 2009 (2)

10.8	Dividend Reinvestment and Common Share Purchase Plan incorporated herein by reference to American States Water Company Registrant's Form S-3D filed November 12, 2008

10.9
Form of Amended and Restated Change in Control Agreement between American States Water Company or a subsidiary and certain executives incorporated herein by reference to Exhibit 10.5 to Registrant's Form 8-K filed on November 5, 2008(2)

10.10	Golden State Water Company Pension Restoration Plan, as amended, incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on May 21, 2009(2)

10.11	American States Water Company 2000 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.2 of Registrant's Form 8-K filed May 23, 2008 (2)

10.12
Amended and Restated Credit Agreement between American States Water Company dated June 3, 2005 with Wells Fargo Bank, N.A., as Administrative Agent, as amended, incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed March 27, 2014

10.13	Form of Indemnification Agreement for executive officers incorporated by reference to Exhibit 10.21 to Registrant's Form 10-K for the year ended December 31, 2006 (File No. 1-14431) (2)

10.14
Form of Non-Qualified Stock Option Plan Agreement for officers and key employees for the 2000 Stock Incentive Plan incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on January 7, 2005 (File No. 1-14431) (2)

10.15
Form of Non-Qualified Stock Option Plan Agreement for officers and key employees for the 2000 Stock Incentive Plan incorporated by reference to Exhibit 10.1 of Registrant's Form 10-Q for the period ended March 31, 2006 (File No. 1-14431) (2)

10.16	Form of Directors Non-Qualified Stock Option Agreement incorporated by reference to Exhibit 10.1 to Registrant's Form 10-Q for the period ended September 30, 2006 (File No. 1-14431) (2)

10.17
Form of Restricted Stock Unit Award Agreement for officers and key employees under the 2008 Stock Incentive Plan for restricted stock unit awards prior to January 1, 2011 incorporated by reference to Exhibit 10.4 of Registrant's Form 8-K filed on November 5, 2008 (2)

10.18	2008 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed March 21, 2014 (2)

10.19
Form of Nonqualified Stock Option Agreement for officers and key employees for the 2008 Stock Incentive Plan incorporated herein by reference to Exhibit 10.3 to Registrant's Form 8-K filed November 21, 2014 (2)

10.20	Policy Regarding the Recoupment of Certain Performance-Based Compensation Payments incorporated herein by reference to Exhibit 10.3 to the Registrant's Form 8-K filed on April 2, 2014 (2)

10.21	Performance Incentive Plan incorporated herein by reference to Exhibit 10.4 to the Registrant's Form 8-K filed on July 31, 2009 (2)

10.22	Officer Relocation Policy incorporated herein by reference to Exhibit 10.5 to the Registrant's Form 8-K filed on July 31, 2009 (2)

10.23
Form of Non-Qualified Stock Option Award Agreement for officers and key employees under the 2008 Stock Incentive Plan for stock options granted after December 31, 2010 incorporated by reference to Exhibit 10.2 of Registrant's Form 8-K filed on February 4, 2011 (2)

10.24
Form of Restricted Stock Unit Award Agreement for officers and key employees under the 2008 Stock Incentive Plan for restricted stock unit awards granted after December 31, 2010 but prior to January 1, 2015 incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on February 4, 2011 (2)

10.25	Performance Award Agreement for Robert J. Sprowls dated May 29, 2012 incorporated by reference herein to Exhibit 10.1 to the Registrant's Form 8-K filed on June 4, 2012 (2)

10.26	Form of Indemnification Agreement for directors incorporated by reference herein to Exhibit 10.35 to the Registrant's Form 10-K for the period ended December 31, 2012 (1) (2)

10.27	2013 Short-Term Incentive Program incorporated by reference herein to Exhibit 10.1 to Registrant’s Form 8-K filed on March 28, 2013 (2)

10.28	Form of 2013 Short-Term Incentive Award Agreement incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed March 28, 2013 (2)

10.29	Form of 2013 Performance Award Agreement incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on March 15, 2013 (2)

10.30	Form of 2014 Performance Award Agreement incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed January 1, 2014 (2)

10.31	2013 Non-Employee Directors Plan incorporated by reference herein to Exhibit 10.1 to the Registrant's Form 8-K filed on May 22, 2014 (2)

10.32	2014 Short-Term Incentive Program incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed April 2, 2014 (2)

10.33	Form of 2014 Short-Term Incentive Agreement incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed April 2, 2014 (2)

10.34	Form of Restricted Stock Unit Agreement for grants after December 31, 2014 incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed November 21, 2014 (2)

10.35	Form of 2015 Performance Award Agreement incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed January 30, 2015 (2)

10.36	2015 Short-Term Incentive Program incorporated by reference herein to Exhibit 10.1 to the Registrant’s Form 8-K filed on March 27, 2015 (2)

10.37	Form of American States Water Company 2015 Short-Term Incentive Program incorporated by reference herein to Exhibit 10.1 to the Registrant’s Form 8-K filed on March 27, 2015 (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.1.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.2.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

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
Eva G. Tang
Senior Vice President-Finance, Chief Financial
Officer, Corporate Secretary and Treasurer

GOLDEN STATE WATER COMPANY (“GSWC”):

By:	/s/ EVA G. TANG
Eva G. Tang
Senior Vice President-Finance, Chief Financial
Officer and Secretary

Date:	November 3, 2015